Form 10-K
period 2020-12-31
Tarsus Pharmaceuticals, Inc.
filed 2021-03-31
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 012-34567

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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market on October 16, 2020, was approximately $312 million. The registrant has elected to use October 16, 2020 as the calculation date, which was the initial trading date of the registrant’s common stock on the Nasdaq Global Select Market, because on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 19, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 20,503,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our estimates of the number of patients in the United States or globally, as applicable, who suffer from Demodex blepharitis, Meibomian Gland Disease, rosacea, Lyme disease and malaria and the number of patients that will enroll in our clinical trials;
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
•the expected potential benefits of strategic collaborations with third parties (including, for example, the receipt of payments, achievement and timing of milestones under license agreements, and the ability of our third party collaborators to commercialize our product candidates in the territories under license) and our ability to attract collaborators with development, regulatory and commercialization expertise;
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
•our competitive position;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our Initial Public Offering.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “we,” “us,” “our,” “Tarsus” and “Tarsus Pharmaceuticals” refer to Tarsus Pharmaceuticals, Inc. We primarily conduct our business activities as Tarsus Pharmaceuticals.

***
Tarsus Pharmaceuticals, Tarsus, and Tarsus Pharmaceuticals, Inc., our logo and other registered or common law trade names, trademarks or service markets of Tarsus appearing in this report are the property of the Company. This report contains additional trade names, trademarks and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trade names, trademarks and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trade names, trademarks and service marks.

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

•The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may continue to affect our ability to initiate and complete preclinical studies and clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations.

•Even if TP-03 or any other product candidate that we develop receives marketing approval, we may not be successful in educating eye care physician ("ECPs"), and the market about the need for treatments specifically for Demodex blepharitis and or other diseases or conditions targeted by our product candidates, and TP-03 or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

•The development and commercialization of our products, including our lead product candidate, TP-03 for the potential treatment of Demodex blepharitis and Meibomian Gland Disease ("MGD"), TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco Tiergesundheit AG ("Elanco"). If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business. Furthermore, some of our revenue is dependent on receipt of payments and achievement and timing of milestones under the terms of our out-license agreement with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within the People's Republic of China, Macau, Hong Kong, and Taiwan (the "Territory"). Adverse effects on our business could occur if LianBio is not able to make payments, achieve milestones, and/or successfully commercialize TP-03 in the Territory.

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

PART I
Item 1. Business
Overview

We are a late clinical-stage biopharmaceutical company focused on the development and commercialization of therapeutic candidates to address large market opportunities, initially in ophthalmic conditions, where there are limited treatment alternatives. Our lead product candidate, TP-03, is a novel therapeutic in Phase 2b/3 that is being developed for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is a condition characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes in Demodex blepharitis. The healthy interaction of the eyelid and the surface of the eyeball is crucial to ocular health. Poorly controlled and progressive blepharitis can lead to worsening of corneal damage over time and, in extreme cases, blindness.
According to published studies, there are an estimated 20 million patients in the United States who suffer from blepharitis, with approximately 45% or nine million of cases caused by Demodex infestation. Further, the possible number of Demodex blepharitis cases may be as high as approximately 25 million, based on our internal research indicating approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic.

We believe that TP-03 has the potential to be the first FDA-approved therapeutic for the treatment of Demodex blepharitis and become the standard of care. The active pharmaceutical ingredient ("API") of TP-03, lotilaner, is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.

To date, we have completed four Phase 2 trials for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, as applicable, and during which TP-03 was well tolerated. Our Phase 2b/3 trial, Saturn-1, commenced in September 2020. We expect to begin our Phase 3 trial, Saturn-2, in the second quarter of 2021, both with primary and secondary endpoints consistent with those of our Europa and Io Phase 2 trials. If successful, we expect the Saturn-1 and Saturn-2 trials to support our submission of a new drug application ("NDA") with the United States Food and Drug Administration ("FDA") for TP-03 for the treatment of Demodex blepharitis.

In December 2020 we had a Type C meeting with the FDA for TP-03. This meeting confirmed our planned NDA pathway with respect to the data and information required in our forthcoming NDA filing. Furthermore, we intend to pursue marketing authorizations in jurisdictions outside the United States, including Europe and Japan.

On March 26, 2021, we executed an out-license agreement with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within the People’s Republic of China, Macau, Hong Kong, and Taiwan (the "Territory"). We are contractually entitled to receive (i) an aggregate $25 million by June 30, 2021, (ii) regulatory and sales milestone receipts totaling $75 million and $100 million, respectively, (iii) tiered royalties in the low double-digits on the net sales of TP-03 within the Territory, and (iv) a minority interest in LianBio that vests upon the achievement of certain clinical and regulatory milestones.

We intend to further advance our pipeline with lotilaner API to address several diseases across therapeutic categories in human medicine, including eye care, dermatology, and other diseases. These targeted diseases with high unmet medical need currently include MGD, rosacea, Lyme disease, and malaria.

The following pipeline chart presents our wholly-owned product candidates and clinical development status:

Figure 1: Pipeline Chart

*	Anticipated milestones are subject to the impact of the ongoing COVID-19 pandemic on our business and those of our partners.
**
We intend to rely on preclinical studies and clinical safety assessments from the Demodex blepharitis program. We have not conducted and do not intend to conduct any preclinical studies with TP-03 for the treatment of MGD in order to advance to Phase 2a.

***
We intend to leverage all preclinical, Phase 2 and Phase 3 data from the TP-03 Demodex blepharitis program. We intend to conduct in vitro or in vivo bioequivalence studies with our preservative-free formulation to compare it to the current preserved formulation of TP-03 in Demodex blepharitis after NDA submission and file a supplement.

†
We intend to leverage systemic preclinical data from our TP-03 program and augment with additional dermal preclinical studies to select formulation in order to advance to Phase 1/2, which we intend to conduct outside the United States. We may need to address this approach with the FDA if we were to conduct a clinical trial in the United States. We have not conducted any preclinical studies in rosacea with TP-04 to date.

††
In relation to Lyme disease and malaria, we intend to leverage oral systemic preclinical data from our TP-03 program as well as third-party oral systemic preclinical studies for Lyme disease or community malaria reduction, respectively (and will not conduct our own preclinical studies for Lyme disease and malaria). The formulations used in preclinical studies use the common approach of a gavage that is scaled as appropriate for use in animals. However, human administration, while continuing to be oral, will take the form of a tablet or capsule. In relation to lyme, we had a successful pre-IND meeting with the FDA in February 2021 and gained agreement on our proposed Phase1 study design. We plan to file an IND in the US in the second quarter of 2021 and, subject to FDA approval of the IND, we intend to initiate our Phase 1 trials to evaluate safety and pharmacokinetics of TP-05 from single ascending dose (SAD) and multiple ascending dose (MAD) studies in normal healthy volunteers. In relation to malaria, we may conduct our Phase 1/2 trial outside the United States.

Blepharitis: Market Overview

Blepharitis is a common, chronic ophthalmic condition characterized by inflammation of the eyelid margin, redness and ocular irritation. It is also a progressive disease that often manifests with more severe symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and, in extreme cases, blindness. According to published studies, an estimated 20 million patients suffer from blepharitis in the United States, and there is growing recognition within the ophthalmic community about Demodex mites as an underlying cause of blepharitis. Demodex mites are the most common ectoparasite found on humans. Demodex mites potentially cause approximately 45%, or approximately nine million, of blepharitis cases in the United States and we believe that the number of Demodex blepharitis patients in the United States may be as high as approximately 25 million based on our internal research indicating approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic. In addition, there is growing awareness among ECPs of a specific type of debris found at the base of the eyelashes, known as collarettes, or cylindrical dandruff, which are highly correlated with Demodex infestation. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs with a standard eye examination. Demodex blepharitis increases progressively with aging, which is the main risk factor for the condition. These aging patients commonly present to the offices of ECPs for other ophthalmic conditions besides blepharitis, such as cataract surgery and contact lens discomfort. Accordingly, we believe that there is significant opportunity to increase the diagnosis rate of Demodex blepharitis through ECP and patient education that encourages examination of the condition in standard practice.

Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the condition amongst ECPs, there are no FDA-approved therapeutics for the treatment of blepharitis or for Demodex blepharitis. Although we believe blepharitis and Demodex blepharitis are significantly underdiagnosed conditions, with limited treatment alternatives, there are already an estimated 2.1 million annual blepharitis diagnoses in the United States with blepharitis classified per the International Classification of Diseases, Tenth Revision, Clinical Modification ("ICD-10-CM"). Demodex blepharitis is currently treated with a variety of over the counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products, which often show sub-optimal efficacy, are poorly tolerated and lead to significant irritation and dissatisfaction for patients, and do not eradicate the Demodex mites.

We have conducted epidemiology and market research on the prevalence of blepharitis and potential adoption of TP-03. Our research indicates approximately 58% of patients presenting to ECP offices have collarettes and, based on Gao (2005), all patients with collarettes were also found to have Demodex. This further validates the accessible opportunity to increase diagnosis rates among patients. In addition, our market research suggests the potential for a high level of adoption of TP-03, if approved. In our surveys, we interviewed 50 ECPs, 96% of whom indicated they would prescribe TP-03 as a first-line treatment for Demodex blepharitis after exposure to the TP-03 target product profile. See the section titled “Market Opportunity in Blepharitis—Our Market Research Studies and Surveys” for more information regarding our surveys. Further, patients continue to have underlying risk of Demodex infestation, so there could be a recurrence based on the presence of Demodex mites in the skin even after eradication of Demodex mites from the eyelid. Our Phase 2 data from the Mars and Jupiter clinical trials followed patients to one year after treatment and showed meaningful recurrence of Demodex blepharitis within six to nine months, which increased considerably one year after treatment. We believe this data suggests TP-03, if approved, may be used on a chronic, intermittent basis in Demodex blepharitis.

We believe the blepharitis market has the potential to be analogous to other ophthalmic markets that grew significantly once there was a product to address the large, latent demand for an effective therapy, such as dry eye. For example, another ocular surface disease, dry eye, had no approved therapeutic for the condition until 2003. With the approval of a therapeutic to treat dry eye in 2003 and concurrent ECP and patient education, the diagnosis rate increased by approximately 12 times, growing from 500,000 annual diagnoses in 2003 to over six million annual diagnoses in 2015. Annual diagnoses rates have been maintained at similar levels since 2015. Blepharitis already has 2.1 million diagnoses per year with blepharitis classified per the ICD-10-CM, despite no approved therapies to help with market awareness, but we believe there is potential for significant market expansion. The markets may be analogous because both Demodex blepharitis and dry eye are diseases that affect the front of the eye, are treated by ECPs, can cause an inflamed ocular surface or eyelids and have similar patient demographics. The potential market for Demodex blepharitis, however, may not be analogous to the market for dry eye due to differences in symptoms, regulatory approval and market dynamics and certain other factors. See “Risk Factors – Risk Related to Development and Commercialization of Our Product Candidates—The market for blepharitis and Demodex blepharitis may be not be similar to the market for dry eye.” for additional information and risks related to the comparison of the Demodex blepharitis market to that of dry eye.

We believe there is a significant opportunity to increase the diagnosis rate of Demodex blepharitis and build a significant new market with the approval of a safe and effective therapeutic alternative that addresses the underlying cause of the condition.

Our Approach: TP-03

We are developing TP-03, formulated as an eye drop, which we believe, if approved, has the potential to become the standard of care for Demodex blepharitis. TP-03 is a novel therapeutic based on the drug, lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels.

We have completed four Phase 2 clinical trials to date, along with one additional ex vivo study. Key efficacy endpoints for our Mars and Jupiter clinical trials included collarette grade and mite density and key efficacy endpoints for our Io and Europa clinical trials included collarette cure rate based on collarette grade, which we refer to herein as collarette cure rate, and mite eradication rate. TP-03 met its primary, secondary and/or exploratory endpoints, as applicable, in such trials, and showed statistically significant cure and eradication rates in our two most recent trials, Io and Europa. TP-03 was generally well tolerated throughout these trials. The Phase 2a Mars trial was a smaller single arm trial evaluating the safety and efficacy of TP-03 with a 28-day twice per day, or BID, dosing regimen, with exploratory endpoints including collarette grade and mite density. We utilized the data from the exploratory endpoints to determine collarette cure rate, defined as 10 or fewer collarettes, and mite eradication rate, defined as zero mites per lash. Both collarette cure and mite eradication rates were assessed at 28 days, which were 86% and 57%, respectively.

The Phase 2b Jupiter trial was a larger randomized, controlled double-blind trial with mite density and collarette grade as primary and secondary endpoints, respectively. Similarly to the Mars trial, we utilized the collarette grade and mite density data to determine collarette cure and mite eradication rates, which were both defined consistently with those used in the Mars trial. The efficacy observed in the Jupiter trial appeared consistent with the Mars trial, with a collarette cure rate of 88%, and mite eradication rate of 66%, which were statistically significant compared to the vehicle control. We subsequently conducted the Io Phase 2a and Europa Phase 2b trials to evaluate the safety and efficacy of TP-03 formulation for the treatment of Demodex blepharitis. The design of the Io trial took into account feedback from the FDA, and accordingly we defined collarette cure rate as a more stringent standard of two or fewer collarettes on the eyelid, with a treatment duration of 42 days.

In the Io trial, we utilized for the first time in clinical trials the formulation of TP-03 that is expected to support our NDA submission for Demodex blepharitis. The change in formulation consisted of replacing LAK with sorbate as the preservative as well as adding a chelating agent. The key differences between the Io and Europa trials, were that Io was a smaller single-arm trial, while Europa was a slightly larger randomized vehicle-controlled trial. The endpoints achieved in Io and Europa were consistent across both trials, with a collarette cure rate of 72% and 80%, respectively, and a mite eradication rate of 78% and 73%, respectively. The achievement of primary, secondary and/or exploratory endpoints, as applicable, in such trials, and safety results across our comprehensive Phase 2 program provided us with the basis to design and initiate our pivotal Phase 2b/3 and Phase 3 clinical trials for TP-03 for the treatment of Demodex blepharitis.

We plan to evaluate TP-03 in two pivotal registration trials, referred to as Saturn-1 and Saturn-2. Saturn-1 is a Phase 2b/3, randomized, controlled, double-blind trial to evaluate the safety and efficacy of TP-03 that is expected to enroll at least 350 Demodex blepharitis patients in multiple centers in the United States. Saturn-1 commenced in September 2020 and top-line data is expected in 2021, subject to the impact of the ongoing COVID-19 pandemic. Saturn-2, our confirmatory Phase 3 randomized, controlled, double-blind trial, has a highly comparable design to that of Saturn-1 and is also expected to enroll approximately 350 Demodex blepharitis patients. Enrollment of Saturn-2 is expected to begin in 2021, subject to the impact of the ongoing COVID-19 pandemic.

In connection with our IND application, we have received a “no-objection” letter from the FDA regarding the trial design for Saturn-1. The trial design for Saturn-2 is highly comparable to that of Saturn-1 and we expect to update the IND protocol prior to commencing Saturn-2. We expect these trials to support the potential submission of an NDA for TP-03 for the treatment of Demodex blepharitis. In December 2020 we had a Type C meeting with the FDA; this meeting confirmed our planned NDA pathway with respect to the data and information required in our forthcoming NDA filing.

We also intend to explore the therapeutic potential of TP-03 for a second ophthalmic condition, MGD, commonly characterized in part by a widespread clogging of the meibomian glands that can result in tear film deficiency, and is one of the leading causes of dry eye disease. There are no FDA-approved therapeutics for MGD. In the United States, MGD prevalence has been found to be approximately two-thirds of the estimated 34 million dry eye patient population. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD have been shown to be correlated with infestation of Demodex brevis. While dry eye is a multi-factorial disease, TP-03 is designed to relieve some of the key elements of MGD by virtue of causing the death of the Demodex brevis mites.

Our Approach: TP-04 and TP-05

We are also developing additional clinical-stage product candidates with lotilaner. These include TP-04 for the potential treatment of rosacea as well as TP-05 for potential Lyme prophylaxis and community malaria reduction.

Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. According to the U.S. National Rosacea Society, approximately 16 million people in the United States are affected by rosacea and a study estimates rosacea prevalence can represent up to 5.4% of the global population. We intend to develop TP-04 as a topical formulation, and we plan to initiate a Phase 1/2 trial of TP-04 outside the United States, for the treatment of rosacea in 2021. We initiated preclinical studies to select Phase 1/2 formulation for TP-04.

Lyme disease is the most common vector-borne disease in the United States, caused by infection of Borrelia bacteria following bite by a tick vector. Estimates of annual cases of Lyme disease in the United States range from approximately 300,000 to 400,000. Malaria is one of the world’s highest unmet public health needs, with approximately 228 million cases and more than 400,000 deaths caused by malaria worldwide. We are developing TP-05 as an oral formulation that is designed as a prophylactic drug against Lyme disease to eradicate the tick before it can transmit the Borrelia bacteria. Further, we believe TP-05 also has the potential to significantly reduce malaria transmission through reducing the lifespan of mosquitos that transmit malaria. This may in turn provide herd protection against the spread of malaria. TP-05 is not intended to treat the disease, but to limit its transmission. We have obtained FDA feedback in a pre-IND meeting and plan to submit an IND and initiate a Phase 1/2 trial of TP-05 for Lyme disease in 2021. For malaria, we may conduct the Phase 1/2 trial outside of the United States.

Our Strategy

Our goal is to transform the treatment of Demodex blepharitis with a first ever FDA approved pharmaceutical therapeutic, and to develop our pipeline of innovative therapies that target certain parasite-mediated diseases with large market opportunities. We intend to achieve these goals by pursuing the following key strategic objectives:

•
Advance TP-03 through clinical development and eventual approval for the treatment of Demodex blepharitis. We have observed in multiple Phase 2 trials across 147 patients that TP-03 results in the achievement of clinical endpoints, which are generally the same clinical endpoints that will be utilized in our pivotal Phase 2b/3 and Phase 3 trials. We have commenced our first pivotal trial, Saturn-1, a Phase 2b/3 trial, in September 2020, and we expect top-line data in 2021, subject to the impact of the ongoing COVID-19 pandemic. Enrollment of our second pivotal trial, Saturn-2, which will be a Phase 3 trial, is expected to begin in 2021, subject to the impact of the ongoing COVID-19 pandemic.

•
Educate ECPs and establish our own specialty sales organization to commercialize TP-03 in the United States. If approved by the FDA for Demodex blepharitis, we intend to commercialize TP-03 by developing our own sales organization targeting a subset of the approximately 25,000 prescribing ECPs in the United States. Throughout our commercialization efforts, we intend to educate ECPs on Demodex blepharitis and how to diagnose it with a standard eye examination.

•
Expand the label of TP-03 for other indications, including MGD. Like blepharitis, MGD may also be caused by Demodex infestation, and we intend to explore the clinical potential for TP-03 in the indication.

•
Develop our pipeline, bringing novel products utilizing lotilaner to unmet needs across human medicine, including rosacea, Lyme disease and malaria. We plan to expand our pipeline of novel, differentiated product candidates that target parasites to treat or prevent important diseases. The mechanism of lotilaner coupled with our insights into disease where it can demonstrate clinical benefit, provides an opportunity to expand into new indications for treatment or prevention. By utilizing new formulations of lotilaner, we intend to develop a topical formulation designed to treat rosacea, and oral formulations for the prophylaxis of Lyme and community malaria reduction. We intend to expand into Phase 1/2 clinical trials for these indications in 2021.

•
Evaluate and selectively enter into strategic collaborations to maximize the potential of our pipeline and the scope of our eye care product offerings. Other than the recent out-license to LianBio of TP-03 for the treatment of Demodex blepharitis and MGD within the Territory as noted above, we have retained our rights globally to all of our indications for use in humans, including our lead product candidate, TP-03, for the potential treatment of Demodex blepharitis and MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential prophylaxis of Lyme and community malaria reduction. We are dependent on licenses from Elanco for the development and commercialization of these products. Given the potential to treat patients worldwide we may opportunistically enter into strategic collaborations around certain product candidates, disease or geographic regions.

Blepharitis Overview

Blepharitis

Ocular surface disease represents a broad category of disease that affects at least 35 million people in the United States. The ocular surface comprises the cornea, conjunctiva, eyelids and lacrimal glands and as such any diseases in these structures can be classified as ocular surface disease. Common ocular surface diseases include dry eye disease, ocular allergy, blepharitis and MGD. Almost all of the ocular surface diseases are associated with eye redness and ocular surface inflammation and in some cases conjunctival and/or lid edema. Patients often present with multiple ocular surface diseases and the symptoms have significant overlap, leading to frequent misdiagnosis of the various conditions.

Blepharitis is a common chronic ophthalmic condition characterized by inflammation of the eyelid margin, redness and ocular irritation and is primarily diagnosed and treated by ECPs, including ophthalmologists and optometrists. Based on published studies, an estimated 20 million patients suffer from blepharitis in the United States. Typical signs and symptoms of blepharitis include debris on the eyelashes, redness of eye and eyelid, missing or misdirected eyelashes, blurring of vision, irritation, itchiness and ocular discomfort. It is challenging to manage, recurs frequently, and its progression can lead to scarring of the eyelid, loss of proper eyelid and tear-film function, eyelid and lash abnormalities, inflammation of the conjunctiva and surrounding skin, suboptimal surgical outcomes, corneal damage, and in extreme cases, blindness. Further, approximately 67% of cataract patients have Demodex infestation, which can increase the risk for both infection after cataract and refractive surgery. Therefore, treating Demodex blepharitis may improve patient satisfaction with cataract and refractive surgery. Additionally, the primary reason people stop wearing contact lenses is discomfort and blepharitis has been shown to cause contact lens intolerance. Therefore, treating Demodex blepharitis may reduce contact lens intolerance. We believe these benefits may lead to better vision and an improved quality of life for patients.

Multiple factors can cause blepharitis, including infestation by Demodex mites, bacterial infection, clogging of the meibomian glands and seborrheic dermatitis.

The following image shows eyelids with blepharitis:

Figure 2: Eyelids With Blepharitis

Demodex Blepharitis

Demodex infestation is a major cause of blepharitis, implicated in approximately 45% of blepharitis cases, or approximately nine million patients. We estimate that the number of Demodex blepharitis patients in the United States may be as high as approximately 25 million based on our internal research indicating approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic. These blepharitis cases are referred to Demodex blepharitis. Demodex mites are the most common ectoparasite found on humans and are more likely to cause infestation and disease with aging. Demodex blepharitis typically presents bilaterally in patients with the condition. There are two species of Demodex, folliculorum and brevis, that live on the skin of the face and eyelids. Demodex folliculorum, which is commonly found in the follicle, is the more common sub-species of mite that causes Demodex blepharitis.

The key clinical sign of Demodex blepharitis is a specific type of eyelid debris known as the collarette, which is also sometimes referred to as cylindrical dandruff or waxy scurf. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs with a standard eye examination known as the slit lamp examination. Other bothersome signs and symptoms of Demodex blepharitis that lead to further disease progression include missing or misdirected eyelashes, crusting, redness of the lid margin, inflammation of the lid margin, inflammation of the conjunctiva and/or inflammation of the cornea, also known as blepharoconjunctivitis and blepharokeratitis. Demodex blepharitis is a progressive disease that often manifests with more severe signs and symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and, in extreme cases, blindness. Furthermore, Demodex blepharitis can negatively impact quality of life and create an emotional burden for individuals with the condition.

The following figures demonstrate how Demodex folliculorum mites enter and reside in the eyelash follicles:

Figure 3: Demodex folliculorum Mites Entering and Residing in Eyelash Follicles

1
Demodex mite crawls on the skin of the eyelid
2
Demodex mite identifies the hair follicle to inhabit
3
Demodex mite enters the hair follicle
4
Mite scrapes the epithelial cell lining with its claws and excrete digestive enzymes
5
Digestive enzymes and scraping causes inflammation, hyperemia and irritation
6
Multiple mites enter leading to a mite infestation in the hair follicle
7
Mites lay eggs causing follicular distention, missing or misdirected lashes and irritation
8
Collarettes form on the combination of partially digested epithelial cells, keratin, mite waste and eggs

Demodex infestation can lead to Demodex blepharitis in three main ways:

1)
Mechanical: Overcrowded mites scrape the epithelial cell lining of the eyelash follicles with their claws and lay eggs, causing follicular distention, misdirected lashes, eyelash loss and irritation. Dead mites and collarettes also obstruct the hair follicle opening, leading to inflammation.

2)	Chemical: Mites excrete digestive enzymes as they feed and exude digestive waste when they die, resulting in inflammation, redness, irritation and epithelial hyperplasia.

3)	Bacterial: Bacteria living on the mite surface or in its gut cause inflammation of the surrounding ocular tissues.
As mites scratch and feed on the skin, the partially digested epithelial cells, keratin, mite waste and eggs combine to form collarettes. These collarettes are typically found at the base of the lash but can migrate away as the hair shaft grows.

The following figure shows collarettes at the base of an eye lash:

Figure 4: Collarettes Are the Pathognomonic Sign of Demodex Blepharitis

A study conducted by Gao et al. (Gao et al. (2005): High Prevalence of Demodex in Eyelashes with Cylindrical Dandruff. Invst Ophth and Vis Sci, September 2005, Vol. 46, No. 3089-3094.) confirmed the pathognomonic relationship of the collarette to Demodex infestation. The study included 55 patients seen at the Ocular Surface Center in Miami, Florida to determine the prevalence of Demodex in eyelashes with collarettes. All patients underwent a routine, complete eye examination and external photography. Patients were divided into three main groups: those with collarettes; those without collarettes and who had been using daily lid scrubs for a full year; and those without collarettes who were not performing the daily lid scrubs. As illustrated in the figure below, 100% (n=32) of patients with at least one collarette had Demodex present. Those patients without collarettes were divided into two groups; patients who were using lid scrubs for a full year and those who were not. Only 7% (n=15) of patients without collarettes and who were not performing the daily lid scrubs had Demodex, while 50% (n=8) of those subjects without collarettes, but who were using daily lid scrubs with shampoo for a full year, had Demodex infestation, implying that hygiene alone did not eradicate the mites. All 55 patients were seen at one location and may not be representative of the United States population.

The following figure shows that 100% of patients with at least one collarette had Demodex infestation:

Figure 5: 100% of Patients With at Least One Collarette Had Demodex Infestation

Demodex blepharitis can be easily diagnosed by ECPs with the standard eye examination, the slit lamp examination, by confirming the presence of collarettes. The slit lamp examination is routinely performed by ECPs as part of standard practice during a customary eye examination, so diagnosing Demodex blepharitis via presence of collarettes would not involve any additional equipment, training or workflow alterations on the part of the ECP.

Market Opportunity in Blepharitis

According to published studies, there are an estimated 20 million patients in the United States who suffer from blepharitis, with approximately 45%, or approximately nine million, of cases caused by Demodex infestation. Further, we estimate that the number of Demodex blepharitis cases in the United States may be as high as approximately 25 million based on our internal research indicating approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic. Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the condition amongst ECPs, there are no FDA-approved therapeutics for the treatment of blepharitis or for Demodex blepharitis. Although we believe blepharitis and Demodex blepharitis are significantly underdiagnosed conditions, with limited treatment alternatives, there are already an estimated 2.1 million annual blepharitis diagnoses in the United States with blepharitis classified per the ICD-10-CM.

Our Market Research Studies and Surveys

Our market research studies include an ECP survey of 50 ECPs, or the ECP Survey, that we commissioned and which was conducted in 2019 and 2020 to generally determine market awareness and current management of Demodex blepharitis and introduce a hypothetical TP-03 product profile. Twenty ECPs were interviewed in 2019 and 30 ECPs were interviewed in 2020. ECPs were chosen based on a random sample of ophthalmologists and optometrists nationwide that had sufficient exposure to blepharitis patients to provide a representative sample of ECPs who see and manage blepharitis patients, and would potentially be in a position to prescribe TP-03 if it were approved and available. The ECP Survey generally asked ECPs questions regarding their patient base and also introduced the TP-03 product profile to them. The ECP Survey showed that 44% of all diagnosed patients were over the age of 65, and 57% of diagnosed patients were female. Distribution of diagnoses across race and income metrics was approximately proportional to that of the United States population, implying little correlation of the condition with socioeconomic status. The ECP Survey also showed that in April through May of 2020, the number of blepharitis patients in the eye care clinic, which represented 60% of the total patients, was approaching the level of dry eye patients, which represented approximately 65% of the total patients. We believe this demonstrates that the market size for blepharitis may be similar to the market size of dry eye and that both are common in the eye care clinics, which informs us on the potential to increase diagnoses through ECP education. As the population of the United States continues to age, we believe this disease will become more prevalent. While we believe the ECP survey provides insight to the potential market size of Demodex patients, since it was a random sampling of ECPs nationwide that had sufficient exposure to blepharitis patients, the sample size of ECPs and corresponding potential patient population was relatively small and the number of blepharitis patients may not be comparable to the number of dry eye patients. The patients may have had overlapping diagnoses but the ECP Survey did not measure any such potential overlap.

The following figures show that according to the ECP Survey, the number of blepharitis diagnoses approached the number of dry eye diagnoses. This trend is also supported by independent epidemiology studies:

Figures 6 and 7: Blepharitis Diagnoses Approaching Number of Dry Eye Diagnoses

Additionally, the ECP Survey obtained feedback on a hypothetical TP-03 product profile, based on the Mars and Jupiter clinical trial data. In the ECP Survey, a total of 25 ophthalmologists and 25 optometrists were educated on the pathognomonic relationship of collarettes to Demodex blepharitis and exposed to the Mars and Jupiter clinical trial data. After exposure, ECPs were asked their intent to prescribe TP-03 if it were available for their patients presenting with Demodex blepharitis as indicated by collarettes. In these studies, 48 of 50 (96%) ECPs indicated that they would prescribe TP-03 as first-line treatment, and 2 of 50 (4%) indicated that they would prescribe it as second-line treatment. No ECPs indicated that they would prescribe TP-03 as third line or not prescribe TP-03.

The following figure shows that 96% of the surveyed ECPs indicated they would prescribe TP-03 as a first-line treatment:

Figure 8: 96% of Surveyed ECPs Indicated Prescribing Intention TP-03 as First-Line Treatment

We also sponsored a separate market research survey of 50 patients with blepharitis symptoms, where the presence of “eye crust” on eye lashes was noted as a primary symptom. These patients were randomly selected nationwide and not chosen in connection with the identity of his or her ECP. The individuals with blepharitis symptoms were educated on collarettes and that Demodex mites cause collarettes, and provided with a description of a hypothetical product with the target profile of TP-03, which can potentially eradicate Demodex mites in the eyelid and eliminate collarettes in a majority of patients. After considering the target product profile, the individuals with blepharitis symptoms were asked how likely they were to visit a doctor and ask about whether a product such as TP-03 would be right for them (on a scale of 1-7). Forty-six of 50 (92%) of the individuals with blepharitis symptoms indicated a likelihood to visit a doctor and ask about a product with a target profile of TP-03, and 32 of 50 (64%) indicated a response of “definitely would.” Two of 50 (4%) of the individuals with blepharitis symptoms indicated that they “may or may not,” and two of 50 (4%) of the individuals with blepharitis symptoms indicated that they “definitely would not.”

The following figure shows the results of this survey:

Figure 9: 92% of Individuals with Blepharitis Symptoms Indicated Likelihood To Inquire About a TP-03-Type Product

We believe that blepharitis is underdiagnosed due to the lack of an approved treatment and associated patient and physician education, and the lack of awareness of the role of Demodex mites in the disease process. The ECP Survey showed that only 10-15% of ECPs were aware that collarettes are highly correlated with Demodex infestation. Despite the current lack of awareness by ECPs, we believe that the ocular surface disease marketplace is highly responsive to education of both the ECP and the patient. For example, as a result of ECP and patient education, the dry eye market grew significantly once there was a product to address the large, latent demand for an effective therapy. Dry eye had no approved therapeutic until 2003. Once a therapeutic was approved, the diagnosis rate increased by approximately 12 times, growing from 500,000 annual diagnoses in 2003 to over six million annual diagnoses by 2015. Annual diagnoses rates have been maintained at similar levels since 2015. We believe the Demodex blepharitis and dry eye markets may be analogous because both Demodex blepharitis and dry eye are diseases that affect the front of the eye, are treated by ECPs, can cause an inflamed ocular surface or eyelids and have similar patient demographics. The potential market for Demodex blepharitis, however, may not be analogous to the market for dry eye due to differences in symptoms, regulatory approval and market dynamics and other factors. See “Risk Factors—Risk Related to Development and Commercialization of Our Product Candidates—The market for blepharitis and Demodex blepharitis may be not be similar to the market for dry eye” for additional information and risks related to the comparison of the Demodex blepharitis market to that of dry eye.

The following figure shows the annual diagnoses of dry eye disease prior to and after and the launch of an approved therapy for dry eye, with the 2.1 million diagnoses for blepharitis in 2019 shown on the plot for reference:

Figure 10: Dry Eye Diagnoses Per Year

Demodex mites have been implicated in approximately 45% of all blepharitis cases in a meta-analysis of 11 studies consisting of an aggregate of 4,741 patients with blepharitis. The incidence of Demodex blepharitis increases progressively with aging, which is the main risk factor for the condition, with the majority of people over the age of 60 having been shown to have the disease.

Our market research studies also included an epidemiological evaluation we conducted of 1,121 consecutive patients in eight ophthalmology and optometry practices conducted in 2020 (the "Patient Epidemiology Survey"), which showed that 58% of all patients entering the practices had collarettes and all patients entering practices with collarettes were also found to have Demodex blepharitis. By comparison, 20% of those same 1,121 patients were currently on a prescription therapeutic for dry eye disease (Restasis or Xiidra). Additionally, 13% of the 1,121 patients presented with collarettes and were also on a prescription therapeutic for dry eye at the same time. The clinics in the Patient Epidemiology Survey were geographically diverse and represented both high and low dry eye prescription rates. Each practice was required to enroll between 100 and 180 consecutive patients. The clinic with the lowest prevalence demonstrated 29% of consecutive patients had collarettes, and the clinic with the highest prevalence demonstrated 76% of consecutive patients had collarettes.

The following figure shows the prevalence of collarettes and prevalence distribution by clinic, from the Patient Epidemiology Survey:

Figures 11 and 12: Prevalence of Collarettes

We believe the data has demonstrated that there is a significant population for blepharitis, and for Demodex blepharitis more specifically, since the number of patients with collarettes exceeded by almost three times the number of patients on a prescription therapeutic for dry eye disease. While there is overlap between the number of patients with collarettes and the number of patients with dry eye and the number of patients with dry eye is most likely higher than the number of patients currently on a prescription for dry eye, and we believe the data shows a potential significant population for Demodex blepharitis. We also believe the data illustrates a significant opportunity to increase the diagnosis rate of Demodex blepharitis by educating ECPs on the high correlation of the presence of collarette to Demodex blepharitis in order for ECPs to incorporate the examination of the condition into standard practice.

Over the past several years, an increasing number of clinical studies on Demodex have been published in the context of ocular surface disease, with more than half of these studies published in the last four years. We believe this shows an increased understanding of the importance of Demodex in the scientific ophthalmic community and represents an important step in educating ECPs about Demodex blepharitis.

Current Treatment Options and Their Limitations

Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the condition amongst ECPs, there are no FDA-approved therapeutics for the treatment of blepharitis or for Demodex blepharitis. Demodex blepharitis is currently treated with a variety of over the counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye.

These approaches have significant limitations, including:

•	limited efficacy of over-the-counter and off-label treatments as well as device-based treatments administered in clinic by ECPs;

•	insufficient definitive knowledge of diagnostic criteria to guide treatment decisions;

•	prohibitive side effects (significant burning and stinging) from treatments that target Demodex mites (e.g. tea tree oil); and

•	current treatments do not eradicate the Demodex mites, leading to a chronic and progressive condition.

Our Approach: Treating Demodex Mites, a Root Cause of Disease

To address these limitations and high unmet need for effectively treating Demodex blepharitis, we are developing TP-03, formulated as an eye drop, which we believe, if approved, has the potential to become the standard of care for Demodex blepharitis. TP-03 is a novel therapeutic based on the drug, lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels. To date, TP-03 has successfully met the primary, secondary and/or exploratory, endpoints, as applicable, in each of the four completed Phase 2 trials. TP-03 was generally well tolerated throughout these trials. As a result, we believe that TP-03 has the potential to be the first ever approved therapeutic for Demodex blepharitis.

The following figure summarizes the key advantages of TP-03:

Figure 13: Summary of TP-03 Key Advantages

*
Blepharitis can increase the risk for both infection after cataract and refractive surgery and discomfort and can cause intolerance to contact lenses so treating Demodex blepharitis may improve tolerance to contact lenses and improve patient satisfaction with cataract and refractive surgery

Commercial Strategy for Demodex Blepharitis Launch

If approved, we plan to commercialize TP-03 in the United States with a focused, specialty sales force, direct-to-consumer, or DTC, campaign, and ECP education campaigns with key opinion leaders, and professional associations. In our work with key opinion leaders and various associations to increase Demodex blepharitis awareness and education, we plan to highlight prevalence, impact, and simplicity of diagnosis of Demodex blepharitis. Our goal is to educate ECPs about the prevalence of Demodex blepharitis and the safety and efficacy of our products. In addition to educating ECPs, we believe that patient awareness and identification is important and plan to increase awareness through education and marketing efforts directed toward patients.

TP-03 Eye Drops – Mechanism of Action

The active ingredient in TP-03 eye drops is lotilaner, a member of a new class of anti-parasitic molecules called isoxazolines. It is a potent non-competitive antagonist of insect and arachnid GABA-Cl channels. Lotilaner is designed to eradicate Demodex mites by selectively inhibiting GABA-Cl channels, causing mite paralysis and eventual death. It has a low affinity to mammalian GABA-Cl and other ion channels (e.g. hERG) and thus has no impact on the human nervous system. Lotilaner is a lipophilic molecule, which may promote its uptake in the oily sebum of the hair follicle, where the mites reside. In clinical trials, TP-03 is topically applied to the eye twice daily to ensure delivery of the drug to the eyelid margin. Following mite eradication, collarettes eventually clear from the eyelid since they are composed of mite-related waste.

The following figures show the intended paralysis of mites in the hair follicle by TP-03 administration:

Figure 14: Progression of TP-03 Application, Mite Paralysis and Eradication

Clinical Development Program

We have completed four Phase 2 clinical trials to date, along with one additional ex vivo study. The table below summarizes completed and planned clinical investigations evaluating TP-03 for Demodex blepharitis. We plan to evaluate TP-03 in two pivotal registration trials, referred to as Saturn-1 and Saturn-2. Saturn-1 is a Phase 2b/3, randomized, controlled, double-blind trial to evaluate the safety and efficacy of TP-03 is expected to enroll at least 350 Demodex blepharitis patients in multiple centers in the United States. We commenced Saturn-1 in September 2020 and top-line data is expected in 2021, subject to the impact of the ongoing COVID-19 pandemic. Saturn-2, our confirmatory Phase 3 randomized, controlled, double-blind trial, has a highly comparable design to that of Saturn-1 and is also expected to enroll approximately 350 Demodex blepharitis patients. Enrollment of Saturn-2 is expected to begin in 2021, subject to the impact of the ongoing COVID-19 pandemic. In connection with our IND application, we have received a “no-objection” letter from the FDA regarding the trial design for Saturn-1. The trial design for Saturn-2 is highly comparable to that of Saturn-1 and we expect to update the IND protocol prior to commencing Saturn-2. We expect these trial results to support the potential submission of an NDA for TP-03 for the treatment of Demodex blepharitis.

The following figure shows our completed and planned investigations evaluating TP-03 for Demodex blepharitis:

Figure 15: Completed and Planned Investigations Evaluating TP-03 for Demodex Blepharitis

* The Mars and Jupiter trials used collarette grade as an endpoint, which has been translated into a collarette cure (defined as <10 collarettes). This is different from the collarette cure (defined as <2 collarettes) endpoint used in Io, Europa, Saturn-1 and the planned Saturn-2 trials. The Mars and Jupiter trials also used mite density as an endpoint, which is different from mite eradication. Mite density is translated into mite eradication, which is defined as zero mites per lash consistently throughout trials.
** Primary endpoint in Io, Europa, Saturn-1 and intended in Saturn-2 is collarette cure based on collarette grade.
† In connection with our IND application, a no-objection letter was received from the FDA regarding the trial design of the Saturn-1 trial.
†† Saturn-2 design is highly comparable to that of Saturn-1 with respect to which the FDA raised “no-objection” and we expect to update the IND protocol prior to commencing Saturn-2.

TP-03 is a presentation of lotilaner, the API, formulated into a topical eye drop formulation. Only one dose strength of TP-03, 0.25% lotilaner solution was used across all clinical trials and studies.

A statistically significant outcome for primary efficacy endpoints is typically one of the requirements for FDA approval of a product. A statistically significant outcome indicates that the probability of the outcome occurring at random is less than the pre-established allowed error level, frequently set at 0.05 (or 1 in 20).

Mercury Study

The Mercury preclinical study was an ex vivo study of the efficacy of TP-03 in causing the paralysis and death of Demodex mites performed at a single center in the United States in 2019 through 2020. Mites were collected following lash plucking at a single center in the United States. Mites were placed in small wells and submersed in a drop of either TP-03 (pilot formulation) or a vehicle control (formulation with no active ingredient). The ex vivo efficacy results of the Mercury study show that 100% of mites subjected to the pilot formulation of TP-03 were dead within 24 hours and more than 70% of mites subjected to the formulation with no active ingredient were still viable after four days of observation.

The following figure presents the efficacy results on Demodex mite survival probability over time, with the shaded regions representing the 95% confidence interval for each of the two groups:

Figure 16: Mercury Study Ex Vivo Efficacy Results

Mars Phase 2a Single-Arm Clinical Trial

Mars was a Phase 2a single-arm clinical trial which evaluated the safety and efficacy of TP-03 for the treatment of Demodex blepharitis completed in 2019 in Mexico City, Mexico at a well-established site for ocular therapy trials. Subjects were treated with TP-03 (pilot formulation) BID for 28 days and followed to 90 days (62 days post-treatment). A total of 18 subjects were enrolled in the trial, with 15 patients receiving treatment beyond Day 1. Fourteen of the 15 subjects who received treatment completed the trial through Day 28. Twelve of the 15 subjects continued through 90 days (62 days post-treatment) and three subjects did not continue the trial after Day 28. In data described below, one subject was lost to follow-up after Day 2, one subject missed the Day 7 visit and one subject missed the Day 14 visit.

Exploratory endpoints included collarette grading score and mite density, as assessed by microscopic evaluation of plucked lashes. As this was an exploratory Phase 2a trial, no primary or secondary endpoints were pre-specified. We utilized the data from the exploratory endpoints to determine collarette cure and mite eradication rates. We defined collarette cure as collarette count of 10 or fewer, consistent with prior studies in the field. We defined mite eradication as zero mites per lash.

The following figure illustrates representative photos of two Mars subjects at baseline and Day 28 who exhibited a collarette cure:

Figure 17: Two Mars Trial Subjects at Baseline and Day 28 Who Exhibited a Collarette Cure

The proportion of subjects who exhibited a collarette cure was statistically significant compared to baseline by Day 14 with 54% of subjects (7 of 13 subjects, p < 0.05) exhibiting a cure, at Day 28 with 86% of subjects (12 of 14 subjects, p < 0.05) exhibiting a cure, and post-treatment at Day 60 with 83% of subjects (10 of 12 subjects, p < 0.05) exhibiting a cure and at Day 90 with 83% of subjects (10 of 12 subjects, p < 0.05) exhibiting a cure.

The proportion of subjects who exhibited mite eradication was statistically significant compared to baseline at Day 14 with 31% of subjects (4 of 13 subjects, p < 0.05) exhibiting eradication, at Day 28 with 57% of subjects (8 of 14 subjects, p < 0.05) exhibiting eradication, and post-treatment at Day 60 with 50% of subjects (6 of 12 subjects, p < 0.05) exhibiting eradication and Day 90 with 83% of subjects (10 of 12 subjects, p < 0.05) exhibiting eradication.

The following figure shows the data for each visit day:

Figures 18 and 19: Mars Phase 2a Trial Collarette Cure and Mite Eradication Rates

There were no adverse events reported and TP-03 was well tolerated. No subjects discontinued the trial due to adverse events.

Jupiter Phase 2b Trial

Jupiter was a Phase 2b randomized, controlled, double-blind trial which evaluated the safety and efficacy of TP-03 for the treatment of Demodex blepharitis completed in 2019 in Mexico City, Mexico at a well-established site for ocular therapy trials. Subjects were treated with either TP-03 (pilot formulation) or with a vehicle control BID for 28 days. Subjects were followed to 90 days (62 days post-treatment) to evaluate post-treatment duration of effect. The primary endpoint was mite density for the treatment group as compared to the mite density for the vehicle control group at Day 28 and the secondary endpoint was collarette grade as compared to the collarette grade for the vehicle control group at Day 28. We utilized the collarette grading and mite density data to determine collarette cure and mite eradication rates. The definitions of collarette cure and mite eradication in the Jupiter trial were consistent with those used in the Mars trial. A total of 60 subjects were enrolled in the trial, with 51 subjects receiving treatment through Day 28 and 49 subjects completing the trial through Day 90.

The proportion of subjects who exhibited a collarette cure was statistically significant for TP-03 compared to vehicle control at Day 14 (78% vs. 44% subjects, p = 0.020), Day 28 (88% vs. 22%, p < 0.001) and post-treatment at Day 60 (95% vs. 26%, p < 0.001) and Day 90 (96% vs. 15%, p < 0.001).

The proportion of subjects who exhibited mite eradication was statistically significant for TP-03 compared to vehicle control at Day 14 (35% vs. 4% subjects, p = 0.009), Day 28 (67% vs. 26%, p = 0.005) and post-treatment at Day 60 (85% vs. 7%, p < 0.001) and Day 90 (68% vs. 19%, p = 0.001).

The following figures show the collarette cure and mite eradication rates for each visit day:

Figures 20 and 21: Jupiter Trial Collarette Cure and Mite Eradication Rates

There were no serious adverse events reported and TP-03 was well tolerated. Any adverse events were not related to treatment and no subjects discontinued the trial due to adverse events.

Trials With Updated Protocol and Formulation Designed to Support Pivotal Trials

Io Phase 2a Trial

Io was a Phase 2a single-arm trial which evaluated the safety and efficacy of TP-03 for the treatment of Demodex blepharitis completed in 2020 in Mexico City, Mexico at a well-established site for ocular therapy trials. The design of the Io trial took into account feedback from the FDA, and accordingly we subsequently defined collarette cure rate as a more stringent standard of less than or equal to two collarettes on the eyelid. The definition of mite eradication, defined as zero mites per lash, remained consistent with that of the Mars and Jupiter trials. In the Io trial we also utilized for the first time in clinical trials the formulation of TP-03 which is expected to support our NDA submission for Demodex blepharitis. The Io trial design, as well as the formulation of TP-03 utilized, are consistent with the design and formulation to be utilized in our Saturn-1 Phase 2b/3 trial. The primary efficacy endpoint was the proportion of patients experiencing a cure based on collarette grade, or collarette cure, at Day 42. The secondary endpoint was the mite eradication rate at Day 42. A total of 18 subjects were enrolled in the trial, all of whom were crossed over from the vehicle control group of the Jupiter trial. In data described below, three subjects missed the Day 7 visit, one subject missed the Day 14 visit and one subject missed the Day 28 visit.

The proportion of subjects who exhibited a collarette cure was statistically significant for TP-03 compared to baseline by Day 14 with 29% of subjects (5 of 17 subjects, p < 0.05), at Day 28 with 71% of subjects (12 of 17 subjects, p < 0.05) and at Day 42 with 72% of subjects (13 of 18 subjects, p < 0.05).

The proportion of subjects who exhibited mite eradication was statistically significant for TP-03 compared to baseline by Day 14 with 47% of subjects (8 of 17 subjects, p < 0.05), at Day 28 with 59% of subjects (10 of 17 subjects, p < 0.05) and at Day 42 with 78% of subjects (14 of 18 subjects, p < 0.05).

The following figures present the collarette cure and mite eradication rates for each visit day:

Figures 22 and 23: Io Trial Collarette Cure and Mite Eradication Rates

All 18 subjects completed the trial through Day 42 of dosing. There were no serious adverse events reported and TP-03 was well tolerated. No subjects discontinued the trial due to adverse events. The most common adverse event included mild transient burning after administration for less than 10 seconds.

The following table provides a summary of treatment emergent adverse events for the trial:

Figure 24: Summary of Treatment Emergent Adverse Events

Europa Phase 2b Trial

Europa was a Phase 2b randomized, controlled, double-blind trial, which evaluated the safety and efficacy of TP-03 for the treatment of Demodex blepharitis completed in 2020 in Mexico City, Mexico at a well-established site for ocular therapy trials. Like the Io trial, the Europa trial was designed with the same protocols and formulation as will be utilized in our Saturn-1 Phase 2b/3 trial. Subjects were treated with either TP-03 or with a vehicle control BID for 42 days. A total of 54 subjects were enrolled in the trial with 34 subjects completing the trial through Day 42.

The primary efficacy endpoint was the proportion of patients experiencing a cure based on collarette grade of two or fewer collarettes on the eyelid, or collarette cure, as compared to the vehicle control, at Day 42. Secondary efficacy endpoints included (1) mite eradication compared to vehicle control (defined as zero mites per lash) at Day 42, and (2) a composite cure rate of collarette cure and zero lid erythema (redness) compared to vehicle control. Subjects were also asked to rate the comfort of the trial eye drop at Day 42.

The proportion of subjects who exhibited a collarette cure was statistically significant for TP-03 compared to vehicle control at Day 28 (72% vs 11% subjects, p < 0.001) and Day 42 (80% vs. 16%, p < 0.001).

The proportion of subjects who exhibited a mite eradication was statistically significant for TP-03 compared to vehicle control at Day 28 (56% vs 11% subjects, p = 0.006) and Day 42 (73% vs. 21%, p = 0.003).

The following figures show the collarette cure and mite eradication rates for each visit day:

Figures 25 and 26: Europa Trial Collarette Cure and Mite Eradication Rates

As provided in the figures below, the proportion of subjects who exhibited composite cure rate of zero lid erythema combined with collarette cure was statistically significant for TP-03 compared to vehicle control at Day 28 (67% vs 11% subjects, p < 0.001) and Day 42 (73% vs. 11%, p < 0.001).

The following figure shows data for each visit day:

Figure 27: Composite Cure Rate was Statistically Significant for TP-03 Compared to Vehicle Control

The figure below shows how subjects rated drop comfort at each visit in each of the active and vehicle control groups. The bars shows the percentage of patients who rated the drop as either “very comfortable,” “slightly comfortable” or “neither comfortable or uncomfortable” in both the active and vehicle control groups for each visit day. There was only one subject, in the vehicle group, that rated the drop as “very uncomfortable” and only at Days 14 and 28. All other subjects that did not rate the drop as “very comfortable”, “slightly comfortable” or “neither comfortable or uncomfortable” rated the drop as “slightly uncomfortable.” At Day 7, the drop was rated as “slightly uncomfortable” by 6/22 (27.3%) in the active group, 2/20 (10.0%) in the vehicle control group and 8/42 (19.0%) overall.

The following figure shows the drop comfort ratings at each visit day:

Figure 28: Comfort Ratings

No subjects discontinued the trial due to an adverse event and TP-03 was well tolerated. All adverse events were mild in severity.

The following table provides a summary of treatment related or possibly related adverse events for the trial:

Figure 29: No Subjects Discontinued Europa Trial Due to Adverse Event

TP-03 Safety Profile From Phase 2 Clinical Trials

Our Phase 2 trial data indicates that TP-03 was well tolerated with no significant adverse events leading to treatment discontinuation across the four trials. A total of 82 subjects have received one or more doses of TP-03 and have had at least one follow-up visit; while 52 subjects received the vehicle control. Only nine subjects treated with TP-03 had treatment-related adverse events, versus one subject treated with the vehicle control. The most common treatment-related adverse events, or TRAEs, reported were burning after administration, which was reported in seven subjects (8.5%) receiving TP-03 versus one subject (1.9%) receiving the vehicle control. Other TRAEs reported for subjects treated with TP-03 were blurred vision in two subjects (2.4%), dysgeusia in one subject (1.2%), and instillation site erythema in one subject (1.2%); with no corresponding TRAEs reported in subjects treated with vehicle.

Adverse events deemed unrelated to treatment occurred in five subjects treated with TP-03, with diarrhea reported in two subjects (2.4%), hypertension reported in one subject (1.2%), cataract operation reported in one subject (1.2%), and pharyngotonsillitis reported in one subject (1.2%).

For subjects treated with the vehicle control, the six subjects reported adverse events unrelated to treatment, which consisted of diarrhea in three subjects (5.7%) and viral upper respiratory tract infection in three subjects (5.7%).

Furthermore, there was little or no change in mean corrected distance visual acuity across all four trials, and only one subject treated with TP-03 showed a worsening of 0.22 logMAR from baseline to Day 28 in the left eye. This subject did not return for their follow-up visit on Day 42. Intraocular pressure was recorded in the Mars, Jupiter and Europa trials, and there were only minor reported changes observed in both the active and the vehicle control. The most common clinically significant slit lamp examination finding was an increase from baseline in corneal staining. The increases in staining were typically transient, occurring at only a single visit, and, in the controlled trials, occurred more often in subjects treated with the vehicle control versus subjects treated with TP-03. The only other slit lamp examination finding was conjunctival hyperemia in one subject receiving TP-03 at Day 7 and one subject receiving the vehicle control at Day 14.

Disease Recurrence Following End of Treatment Course

Subjects from the Mars and active arm of the Jupiter trials were followed for one year after enrollment. Combined interim data for recurrence of clinical grade Demodex blepharitis was defined as a collarette score of two or more, and mite density of one or more per lash. The data show a persistent treatment effect of TP-03 for six months or greater for collarette score, with meaningful recurrence of collarettes occurring after six months with the recurrence increasing considerably one year after treatment. Mites recurred more quickly than collarettes, consistent with collarettes being composed of mite byproducts. Subsequent to initial treatment, we believe that TP-03 may be utilized by patients and ECPs for intermittent re-treatment based on the disease recurrence observed.

Ongoing and Planned Pivotal Trials

Saturn-1 and Saturn-2 Trials

Saturn-1 is a randomized, controlled, double-blind Phase 2b/3 trial. In September 2020, commenced the trial to evaluate the safety and efficacy of TP-03 for the treatment of Demodex blepharitis in multiple centers in the United States. Target enrollment for the trial is at least 350 subjects, enrolled 1:1 between a BID dose of TP-03 and a vehicle control. Saturn-1 is designed for subjects to receive treatment for 42 days and be subsequently followed for safety under a separate protocol for one year. The primary efficacy endpoint is proportion of subjects with cure based on a collarette grade of zero (< 2) at Day 43. The two secondary endpoints are (1) proportion of subjects with Demodex eradication (zero mites per lash) at Day 43 and (2) proportion of subjects with a composite of collarette and erythema cure at Day 43 (collarette grade of zero combined with erythema score of zero). Top-line data for Saturn-1 is anticipated in 2021, subject to the impact of the ongoing COVID-19 pandemic.

Saturn-2 is designed to be a confirmatory Phase 3 trial that we plan to initiate promptly after completing enrollment in Saturn-1. It is a randomized, controlled, double-blind trial to evaluate the safety and efficacy of TP-03 for the treatment of Demodex blepharitis in multiple centers in the Unites States. Target enrollment for the trial is approximately 350 subjects, enrolled 1:1 between a BID dose TP-03 arm and a vehicle control. Saturn-2 is designed for subjects to be followed for 43 days and receive treatment for 42 days. The primary efficacy endpoint is proportion of subjects with cure based on a collarette grade of zero at Day 43. The two secondary endpoints are (1) proportion of subjects with Demodex eradication (zero mites per lash) at Day 43 and (2) proportion of subjects with a composite of collarette and erythema cure at Day 43 (collarette grade of zero combined with erythema score of zero). Enrollment of Saturn-2 is expected to begin in 2021, subject to the impact of the ongoing COVID-19 pandemic.

The protocol, including the subject inclusion and exclusion criteria and endpoints, and formulation are designed to be consistent with those of our Io and Europa Phase 2 trials. We have received a “no-objection” letter from the FDA regarding the trial design for Saturn-1 and Saturn-2 has a highly comparable design to that of Saturn-1. We expect that the data form the Saturn-1 and Saturn-2 trials will support our NDA filing for TP-03 in Demodex blepharitis. Prior to submitting an NDA, we plan to perform a clinical pharmacokinetic study for TP-03 to support our NDA submission for Demodex blepharitis, and the FDA is recommending we perform carcinogenicity testing as well as embryofetal development studies in a second species. While we have factored these recommendations into our timeline and expenses, any adverse results, or any additional or similar requirements or recommendations from the FDA could cause delay in obtaining regulatory approval and increased costs.

Development of TP-03 for Meibomian Gland Disease

Beyond Demodex blepharitis, we intend to explore the clinical potential for TP-03 in MGD, a chronic abnormality of the meibomian glands. MGD is commonly characterized in part by a widespread clogging of the meibomian glands that can result in tear film deficiency, and is one of the leading causes of dry eye disease. In the United States, MGD prevalence has been found to be approximately two-thirds of the estimated 34 million dry eye patient population. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD have been shown to be correlated with Demodex brevis infestation. While dry eye is a multi-factorial disease, TP-03 is designed to relieve some of the key elements associated with MGD by virtue of causing the death of the Demodex brevis mites.

There are no FDA-approved therapeutics for MGD. MGD is currently treated with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye. MGD is also treated with in-office device procedures for gland expression (de-clogging) by an ECP. Despite these existing treatments, there is still a significant and unmet need for an effective prescription therapeutic in MGD.

The following figures show a representation of Demodex mites infesting the meibomian gland:

Figure 30: Demodex Mites Infesting the Meibomian Gland

Our Additional Product Candidates

TP-04 Topical Formulation for the Treatment of Rosacea

Rosacea

Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. According to the U.S. National Rosacea Society, approximately 16 million people in the United States are affected by rosacea and a study estimates rosacea prevalence can represent up to 5.4% of the global population. There are two phenotypes for rosacea: patients who present with papulopustular rosacea, or PPR, and patients who do not (non-PPR), with approximately 55% of patients presenting with the PPR phenotype and 45% presenting with the non-PPR phenotype. According to primary research we conducted of dermatologists, of patients who are being treated with topicals for rosacea, an estimated 18% of overall rosacea patients are seeking treatments, with PPR patients generally more likely to seek treatment given the noticeable symptoms.

The cause of rosacea remains unclear but there is increasing evidence that Demodex mites play a role in the disease. Studies have found a correlation between Demodex infestation and rosacea, with a higher density of Demodex mites found in the skin of rosacea patients than in controls. A proposed theory suggests that the bacillus oleronius bacteria has a pathogenic role, contributing to skin inflammation and the signs and symptoms of rosacea; these bacteria are also known to be sensitive to the antibiotics typically prescribed to treat rosacea. Meanwhile, Demodex mites have been shown to carry bacillus oleronius in their digestive tracts, suggesting that Demodex may contribute to rosacea by being a transporter for the bacteria that causes the disease. Furthering that point, there is evidence to suggest that bacillus oleronius forms a symbiotic relationship with Demodex, and that both species must be present in order to cause the signs and symptoms of rosacea. Other bacteria such as staphylococcus epidermidis, also carried by Demodex mites, may play a role in the disease as well. In fact, Soolantra, the current standard of care for rosacea, has an anti-parasitic and Demodex targeting mechanism, suggesting that the clearance of Demodex plays a role in resolving the signs of symptoms of rosacea.

Current Treatment Options and Their Limitations

Rosacea is currently treated through topical anti-parasitic creams like ivermectin and other topicals including azelaic acid, and antibiotics like metronidazole, as well as other mechanisms such as alpha agonists. An estimated 50% of rosacea patients are on at least one prescription topical treatment. The current standard of care, Soolantra, is a branded anti-parasitic drug composed of 1% ivermectin cream, which targets Demodex mites but is only modestly effective, takes 8 to 12 weeks to show efficacy and is expensive at around approximately $500 wholesale acquisition cost, or WAC, for a 30-day supply.

Other treatments in development include Sol-Gel’s Epsolay, a topical cream containing 5% encapsulated benzoyl peroxide, and Foamix’s FMX103, a topical foam containing 1.5% minocycline, for the treatment of Subtype II rosacea, characterized by small, dome-shaped erythematous papules that resemble acne but are associated with burning and stinging sensations.

While current treatments address the symptoms of the disease by reducing redness and decreasing papules and pustules, for the majority of patients, complete clearance of these features is not currently achievable and there still exists an unmet medical need.

Our Approach, TP-04 Topical Formulation for Rosacea

To address this unmet need in the rosacea market, lotilaner is being developed as a topical dermatology product, TP-04, initially for the treatment of PPR. It is designed to be active after topical administration in skin with no systemic activity. Lotilaner’s mechanism of targeting and killing Demodex mites has been established through our preclinical study and clinical trials evaluating TP-03 in Demodex blepharitis, which is why we believe it may be effective in another Demodex driven condition. We believe we can improve upon existing treatments in the market, like Soolantra, with an API that is potentially more effective (longer half-life, more lipophilic, greater therapeutic window). We believe a longer half-life is expected to lead to a more durable and long-lasting treatment and that more lipophilicity is expected to provide better bioavailability in the sebum in the follicle and sebaceous glands where mites reside, thus increasing the opportunity to target and eradicate mites and a greater therapeutic window. We further believe there is potential for TP-04 to be evaluated in combination with topical anti-inflammatory agents or vasoconstrictors.

We have initiated the preclinical studies for TP-04. We intend to leverage systemic preclinical data from our TP-03 program (such as embryofetal development studies, genotoxicity studies and safety pharmacology studies, and augment with additional dermal preclinical studies such as in vitro skin permeation and penetration studies, dermal toxicology and dermal pharmacodynamics testing we intend to conduct) to identify a lead formulation that maximizes dermal levels of TP-04 and which we believe can compare favorably to Soolantra. We may need to address this approach with the FDA if we were to conduct a clinical trial in the United States and if the FDA rejected our use of data from these preclinical studies, it could cause delay in any trial we conduct in the United States for TP-04. We plan to evaluate whether TP-04 is safe and effective at treating the symptoms of PPR in a Phase 1/2 trial outside the United States, which is expected to begin enrollment in 2021. Prior to commencing clinical trials in the United States for TP-04, we will need to obtain an IND from the FDA.

TP-05 Oral Formulation for the Prophylactic Protection against Lyme Disease

Lyme Disease

Lyme disease is the most common vector-borne disease in the United States, caused by infection of Borrelia bacteria following bite by a tick vector, predominantly ticks of the Ixodes genus (namely Ixodes scapularis in the United States). Estimates of annual cases of Lyme disease in the United States range from approximately 300,000 to 400,000, with many cases being misdiagnosed or diagnosed late. According to 2018 data from the U.S. Centers for Disease Control, or CDC, in 2018, over 30 million people in the United States are at risk of contracting Lyme disease, with over 20 million of those people residing in states that have a “high incidence” of Lyme disease per the CDC; and the geographic footprint of Lyme disease carrying ticks is expanding. Lyme disease occurs most commonly in geographical areas where the Ixodes scapularis tick is prevalent, namely in the Northeast of the United States. Lyme disease also occurs in certain parts of Europe, typically resulting from a different Ixodes species vector.

The mechanism of Lyme disease infection is well understood. Borrelia bacteria colonizes the salivary glands of the ticks, and the infected saliva is transmitted to the human host when a tick attaches to a person for feeding. The probability of Borrelia transmission, and therefore the risk of Lyme disease, increases with the duration of the tick’s attachment. Borrelia is rarely transferred during the first or even second day of feeding but transfers quite efficiently during and after the third day of feeding. This window from the time of bite to the time of transmission offers an opportunity for intervention to prevent Lyme disease.

Lyme disease can be a serious condition that may affect multiple bodily systems and produce a broad range of symptoms. Early symptoms include a localized rash, fever and fatigue. More severe, sometimes chronic, symptoms may evolve as the infection spreads, including fever, muscle and joint pain, peripheral and central neurological deficits and lymphocytic meningitis. Lyme disease can be successfully treated with oral antibiotics when diagnosed sufficiently early, but chronic symptoms can commonly persist beyond antibiotic treatment.

Current Lyme Prophylaxis Options and Their Limitations

Lyme disease is currently prevented through behavior modification – avoiding areas where ticks are prevalent, wearing clothing which minimizes tick exposure, using insect repellants, and physically removing ticks that have attached. With the exception of removing attached ticks, none of these approaches prevents the transmission of Borrelia post-bite.

Moreover, there are currently no FDA-approved therapeutics for the prevention of Lyme disease. A vaccine for Lyme disease, LYMERix, was developed and launched by SmithKline Beecham in 1999. Approximately 1.5 million doses of the vaccine were sold in 1999, but the product was quickly pulled from the market following negative press and class action litigation claiming a dangerous side effect profile. We are aware of a second vaccine currently under development by Valneva for Lyme disease, VLA-15.

There is significant unmet need for a safe, effective and easy to use prophylactic for at-risk individuals in Lyme disease.

Our Approach, TP-05 Oral Formulation for the Prophylactic Protection against Lyme Disease

Since Borrelia is usually transferred during the second or third day following a tick bite, our approach is to eradicate the tick before it can transmit the bacteria. To do this, we are developing TP-05 as an oral formulation of lotilaner. We are targeting 30 days of prophylactic protection against Lyme disease with a single oral dose of TP-05. Given that lotilaner was developed specifically, in part, to eradicate ticks with systemic administration to companion animals, the pharmacology of lotilaner in Lyme prophylaxis is well understood. Similar to its mechanism against Demodex, lotilaner is a potent non-competitive antagonist of tick GABA-Cl channels. Antagonism of these channels in ticks induces paralysis and eventual death. The high preference for insect and arachnid GABA-Cl channels over mammalian channels promotes the safety profile of the molecule. Extensive preclinical systemic toxicology and safety pharmacology studies have been performed by third parties to date and support advancing TP-05 into clinical development. Lotilaner has a long, approximate 30-day systemic half-life in dogs, which we believe could provide for a convenient monthly administration.

We have identified a lead formulation of TP-05 for Phase 1/2 trials. For TP-05 and its use in Lyme prophylaxis, we intend to leverage oral systemic preclinical data from our TP-03 program (embryofetal development studies and safety pharmacology studies) as well as third-party oral systemic preclinical studies, such as 28-day and 13-week rat toxicology studies, eight-month dog toxicology studies, and systemic genetoxicity studies. These preclinical studies use the same route of administration (oral) and cover the dose range intended for clinical studies, but whereas the preclinical studies used a gavage administration, we intend to administer TP-05 in humans via a tablet or capsule. TP-05 is a presentation of lotilaner, which is the same as the Elanco API but formulated into a tablet. We obtained rights to these studies through the All Human Uses Elanco Agreement and we are not currently planning to conduct any additional preclinical studies to support our Phase 1/2 clinical trial. We had a successful pre-IND meeting with the FDA in February 2021 and gained agreement on our proposed Phase1 study design. We plan to file an IND in the US in the second quarter of 2021 and, subject to FDA approval of the IND, we intend to initiate our Phase 1 trials to evaluate safety and pharmacokinetics of TP-05 from single ascending dose (SAD) and multiple ascending dose (MAD) studies in normal healthy volunteers.

Malaria

Malaria is one of the world’s highest unmet public health needs, with approximately 228 million cases and more than 400,000 deaths caused by malaria worldwide in 2018 alone. The disease is caused by several species of plasmodium, a parasite transmitted to humans by a mosquito vector. Symptoms and outcomes include fever, vomiting, fatigue, seizure, coma and death. The disease is widespread in tropical and subtropical regions near the equator, with sub-Saharan Africa, parts of Asia and parts of Latin America impacted the most. The majority of deaths occur in Africa.

There has been a massive years-long effort to combat malaria using a variety of techniques, including administration of multiple types of prophylactic and therapeutic drugs, insecticide spraying and mosquito nets. While worldwide rates of malaria have dropped over the last two decades, meaningful reduction in malaria rates has stalled since approximately 2015. It is widely hoped that new vector control and prophylactic modalities will play an important role in further reducing the burden of the disease.

Our Approach, TP-05 Oral Formulation, Long-acting Endectocide for Community Malaria Reduction

The malaria community, including, the World Health Organization, Medicines for Malaria Venture, Bill and Melinda Gates Foundation and others, has called for the development of a long-acting endectocide, or antiparasitic drug active against endoparasites such as plasmodium, for the control and reduction of malaria in endemic regions. An endectocide for malaria is a drug taken by a person that causes the death or incapacity of a mosquito before it can infect another person. Field studies and modeling have shown that reducing the lifespan of the mosquitos may significantly reduce malaria transmission. With mass drug administration, which is a common approach for other anti-malarial medications, a community could attain herd protection against spread of malaria using an endectocide. For instance, a modeling study on mosquito populations published in PNAS in 2018 (the "PNAS Study"), showed that mass administration of an isoxazoline endectocide could reduce community malaria rates by as much as 65% with administration to just 30% of a community’s population.

The pharmacology of isoxazoline endectocides in malaria control is well understood. Similar to its mechanism against Demodex and ticks, the isoxazoline endectocides are potent non-competitive antagonists of GABA-Cl channels in mosquitos. Furthermore, according to the PNAS Study, the isoxazoline endectocides showed significant ability to cause the death of various disease carrying mosquito vectors that were fed drug-supplemented human blood in a membrane feeding assay. Additional transmission modeling in the PNAS Study of these isoxazolines on malaria incidence, which assumed a 90-day efficacy period, translated to survival of less than 1% of mosquitos. We believe our treatment concept of the oral administration of TP-05 to a human population may likewise lead to the death of blood-fed insect vectors and a decline in disease transmission. This is based on the relatively long half-life of lotilaner, an isoxazoline endectocide, which has been demonstrated in preclinical studies. However, modeling studies may not be accurate representations of malaria transmission in human populations and the efficacy of lotilaner or TP-05 to cause the death of mosquitos and reduced transmission rates has not been tested in human populations.

For TP-05 and its use in malaria community reduction, we intend to leverage oral systemic preclinical data from our TP-03 program (embryofetal development studies and safety pharmacology studies), as well as third-party oral systemic preclinical studies, such as 28-day and 13-week rat toxicology studies, eight-month dog toxicology studies, and systemic genetoxicity studies. These preclinical studies use the same route of administration (oral) and cover the dose range intended for clinical studies, but whereas the preclinical studies used a gavage administration, we intend to administer TP-05 in humans via a tablet or capsule. We obtained rights to these studies through the All Human Uses Elanco Agreement and we will not conduct any additional preclinical studies to support our Phase 1/2 clinical trial. We intend to evaluate whether TP-05 is safe and effective at eradicating mosquitos in a planned Phase 1/2 trial, which may be conducted outside the United States.

Chemistry, Manufacturing and Controls

We do not currently own or operate and currently have no plans to establish facilities for manufacturing, storing, distributing or testing our product candidates. We rely and expect to continue to rely for the foreseeable future on CMOs to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have assembled a team of employees and consultants to oversee our technical quality and CMOs.

The product candidate TP-03 is a presentation of lotilaner, the API, formulated into a topical eye drop formulation. Only one dose strength of TP-03 is currently being developed, 0.25% lotilaner solution. Since TP-03 is an anti-infective, only one strength, at the maximum level that be formulated (0.25%), is required to be evaluated clinically.

We believe that our supply of TP-03 is sufficient to complete Saturn-1, and that our supply of cGMP lotilaner is sufficient to complete Saturn-2. We believe that the existing capacity of our current API supplier will be sufficient to support commercial scale-up, validation and commercial launch activities if TP-03 is approved. Our current supplier currently manufactures cGMP lotilaner at multiple geographically distinct facilities.

Although we have relied on a single supplier for both non-clinical and clinical supply for lotilaner under cGMP protocols and a single CMO to manufacture TP-03 and to perform analytical testing services, it is our intent to identify and qualify additional manufacturers to provide lotilaner and drug product manufacturing and analytical testing services, if possible, prior to submission of our NDA for TP-03. The drug product manufacturing is a compounding and aseptic filling operation that we believe could be transferred to additional CMOs as necessary. We are evaluating a supplier for TP-04 topical formulation for rosacea and have identified a supplier for TP-05 oral formulation for Phase 1/2 trials for Lyme disease and malaria.

Our third-party service providers, our third-party supply chain providers, their facilities and the TP-03 used in our clinical trials or for commercial sale are required to be in compliance with the requirements of cGMP. The cGMP regulations govern manufacturing processes and procedures, including requirements relating to organization of personnel, buildings and facilities, equipment, control of components and packaging containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Product candidates used in late-stage clinical trials must be manufactured in accordance with cGMP requirements and manufacturing specifications and processes must satisfy FDA or other authorities’ requirements before any product is approved and before we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of TP-03 to assess compliance with applicable regulations. Our failure, or the failure of our third-party providers and supply chain providers, to comply with such statutory and regulatory requirements could subject us to possible legal or regulatory action, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, warning letters, the seizure or recall of products, operating restrictions and criminal prosecutions.

Any of these actions could have a material impact on clinical supplies of TP-03 or our other product candidates. Contract manufacturers at times encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing approaches and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, combinability, safety profile, convenience, cost, level of promotional activity devoted to them and intellectual property protection.

While there are no currently available on-label prescription pharmaceutical treatments available for the treatment of blepharitis or Demodex blepharitis specifically, a number of other treatments are currently available for the treatment of blepharitis in the United States. Current treatments for blepharitis in the United States include over the counter and off-label remedies such as tea tree oil, lid wipes and artificial tears. We are aware of other companies developing prescription therapies for blepharitis, including Azura Ophthalmics, Aperta Biosciences, LLC, Eyevance Pharmaceuticals, Formosa Pharmaceuticals, Inc., Hovione Scientia, Nicox SA, Novaliq GmbH, Premark Pharma and Quorum Innovations. To our knowledge, Aperta Biosciences, LLC is the only company currently focused on Demodex blepharitis and Nicox SA and Premark Pharma are the only companies with blepharitis programs that have completed Phase 2 trials.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Sales and Marketing

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. If TP-03 receives marketing approval, we plan to commercialize TP-03 in the United States by developing our own sales organization targeting a subset of the approximately 25,000 prescribing ECPs in the United States. Throughout our commercialization efforts, we intend to educate ECPs on Demodex blepharitis and how to diagnose it with a simple slit lamp examination. Given the importance of increasing awareness and educating patients with blepharitis, we also anticipate deploying focused DTC marketing campaigns for TP-03. We expect to conduct most of the buildout of this organization following NDA submission and approval of TP-03, if obtained.

Outside the United States, we intend to further develop commercialization strategies for TP-03, which may include collaborations with other companies. On March 26, 2021, we executed an out-license agreement with LianBio Ophthalmology Limited, granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan. We are contractually entitled to receive (i) an aggregate $25 million by June 30, 2021, (ii) regulatory and sales milestone receipts totaling $75 million and $100 million, respectively, (iii) tiered royalties in the low double-digits on the net sales of TP-03 within this greater China territory, and (iv) a minority interest in LianBio that vests upon the achievement of certain clinical and regulatory milestones.

Intellectual Property

We protect our intellectual property rights and proprietary technology with a combination of patent rights that we own or license in certain fields of use, trademark rights, confidentiality procedures and contractual provisions. We seek not only to protect our intellectual property rights and proprietary technology in select key global markets, but also to supplement our intellectual property portfolio with new filings and applications to enhance such protection and support commercialization of current and future product candidates. To that end, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. In the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection, as well as manufacturing and drug development processes and technology.

The term of individual patents varies depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to restore a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date.

Our patent portfolio includes a combination of issued patents and pending patent applications licensed from third parties, as well as those assigned solely to us based on our ongoing development activities. The patents and applications in our portfolio can be categorized as related to TP-03, TP-04, TP-05 or future pipeline product candidates and alternative technologies. Some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from Elanco. The patents and patent applications owned by or licensed to us worldwide include approximately 37 issued patents and approximately 25 pending patent applications.

We in-license certain of such patents and patent applications from Elanco. These patents and patent applications relate to lotilaner and are issued or pending in, for example, the United States, Australia, Brazil, Canada, Chile, China, several European territories, India, Japan, Mexico, New Zealand, the Russian Federation, and Taiwan. The licensed-in portfolio includes approximately 36 issued patents and approximately 4 pending patent applications; the issued patents and at least some of the pending patent applications include composition of matter claims. The estimated natural expiration date of the issued in-licensed patents is approximately 2029 with a potential extension until 2032.

Approximately 18 of our owned patents and pending patent applications include treatment and composition of matter claims which relate to our TP-03 product candidate with respect to our lead indication (e.g., isoxazoline parasiticides for the treatment of Demodex blepharitis), as well as other conditions. These pending patent applications include applications in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, South Africa, and the Patent Cooperation Treaty (PCT). We received an issuance on one of our owned pending patent applications with treatment claims, U.S. Pat. No. 10,835,517, on November 17, 2020. The estimated natural expiration date of this issued patent is 2038, and if additional patents issue on these pending applications of ours, the estimated natural expiration dates are between approximately 2038 and 2040.

While estimated expiration dates and descriptions of patents and patent applications are listed above, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, patent term adjustments, the availability of regulatory-related extensions, disclaimers, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Our continuing research and development activities, technical expertise and contractual arrangements supplement our existing intellectual property protection and help us maintain our competitive position, and we rely on trade secrets to protect our proprietary information and technologies, especially where we do not believe patent protection is appropriate or obtainable, or where such patents would be difficult to enforce. In order to maintain such trade secrets and other proprietary information, we rely in part on confidentiality agreements with our employees, consultants, contractors, outside scientific collaborators and other advisors.

We also protect our brand through trademark rights. We are the registered owner of six U.S. pending trademark applications. In order to supplement the protection of our brand, we also own at least one registered internet domain name.

License Agreements

Eye and Derm Elanco Agreement

In January 2019, we entered into the Eye and Derm Elanco Agreement granting us an exclusive, worldwide, sublicensable license to certain intellectual property for the development, marketing, and commercialization of lotilaner for the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans. We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the Eye and Derm Elanco Agreement. We utilize the intellectual property licensed under the Eye and Derm Elanco Agreement in our TP-03 and TP-04 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco consent, additional third parties.

We made an upfront payment of $1.0 million to Elanco at contract execution, which we recorded within “research and development” expense within our statements of operations for the year ended December 31, 2019. In accordance with the terms of the Eye and Derm Elanco Agreement, we are obligated to make further payments to Elanco upon our achievement of various clinical milestones up to an aggregate maximum of $6.0 million and various sales milestones up to an aggregate maximum of $79.0 million. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low double-digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to treat or cure any eye or skin disease or condition in humans. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (i) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (ii) the expiration of regulatory exclusivity and (iii) ten years after the first commercial sale of such licensed product in such country. The Eye and Derm Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for eye-related diligence milestones range between 18 months after contract execution to six years after contract execution. The achievement deadlines for dermatological diligence milestones range between 24 months after contract execution to nine years after contract execution.

Either party may terminate the Eye and Derm Elanco Agreement upon a material breach by the other party, solely in the country pertaining to such breach, that is not cured within 60 days after receiving written notice thereof. If we fail to comply with our development obligations under the Eye and Derm Elanco Agreement, and fail to remedy such failure or cure such breach within 60 days, Elanco will have the right to terminate the Eye and Derm Elanco Agreement. If we fail to meet any diligence milestones by the achievement deadlines set forth in the Eye and Derm Elanco Agreement for any reason other than those outside of our reasonable control, and such milestones remain unmet for 120 days after Elanco notifies us thereof, Elanco may terminate the Eye and Derm Elanco Agreement. If we fail to meet certain dermatological milestones by the achievement deadlines set forth in the Eye and Derm Elanco Agreement for any reasons other than those outside of our reasonable control, and such milestones remain unmet for 120 days after Elanco notifies us thereof, Elanco may limit our field of use under the Eye and Derm Elanco Agreement to the treatment, palliation, prevention or cure of eye diseases or conditions in humans only. If Elanco terminates the Eye and Derm Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans. Elanco may also terminate the Eye and Derm Elanco Agreement if we, our affiliates or sublicensees initiate proceedings to oppose Elanco’s licensed patents and such proceeding is not withdrawn within 30 days of Elanco providing notice to us; provided that Elanco may not terminate the Eye and Derm Elanco Agreement for a challenge by a sublicensee if we terminate the sublicense with such sublicensee within such 30 day period.

Under the terms of the Eye and Derm Elanco Agreement, we grant to Elanco a worldwide, sublicensable, royalty-free, perpetual license to our patents related to lotilaner and the licensed products and to our know-how to research, develop, make and commercialize lotilaner and the licensed products for all applications in non-human animals, agricultural application, seed treatment applications and urban pest applications related to structural, turf, lawns and gardens. We also grant Elanco an exclusive royalty-free, perpetual license to any intellectual property we conceive from our use of lotilaner applications in non-human animals, agricultural applications, seed treatment applications and urban pest applications related to structural, turf, lawns and gardens.

Elanco retains the sole responsibility to prosecute the patents they license to us and has the first right to enforce the licensed intellectual property against third parties in the licensed field of use but cannot settle or dispose of any such action without our written consent.

All Human Uses Elanco Agreement

In September 2020, we entered into the All Human Uses Elanco Agreement granting us an exclusive, worldwide, sublicensable license to certain intellectual property for the development, marketing, and commercialization of lotilaner for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the All Human Uses Elanco Agreement. We utilize the intellectual property licensed under the All Human Uses Elanco Agreement in our TP-05 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco consent, additional third parties.

Pursuant to the terms of the All Human Uses Elanco Agreement, we issued 1,652,346 shares of our common stock to Elanco, which we recorded within “research and development” expense within our statements of operations for the year ended December 31, 2020. We are also obligated to issue Elanco an additional 187,500 shares of our common stock in the second quarter of 2021 to maintain the All Human Uses Elanco Agreement. In accordance with the terms of this agreement, we are obligated to make further payments to Elanco upon our achievement of various clinical milestones up to an aggregate maximum of $4.5 million and various sales milestones up to an aggregate maximum of $77.0 million. We may owe further sales milestone payments to Elanco for sales in certain countries. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low double-digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to applications in humans other than to treat or cure any eye or skin disease or condition. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (a) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (b) the expiration of regulatory exclusivity, and (c) ten years after the first commercial sale of such licensed product in such country. The All Human Uses Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for diligence milestones range between 24 months after contract execution to six years after contract execution.

Either party may terminate the All Human Uses Elanco Agreement upon a material breach by the other party, solely in the country pertaining to such breach, that is not cured within 60 days after receiving written notice from the other party. If we fail to comply with our development obligations under the All Human Uses Elanco Agreement, and fail to remedy such failure or cure such breach within 60 days, Elanco will have the right to terminate the All Human Uses Elanco Agreement. If we fail to meet any diligence milestones by the achievement deadlines set forth in the All Human Uses Elanco Agreement for any reason other than those outside of our reasonable control, and such milestones remain unmet for 120 days after Elanco notifies us of the failure to meet such diligence milestone, Elanco may terminate the All Human Uses Elanco Agreement. If Elanco terminates the All Human Uses Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. Elanco may also terminate the All Human Uses Elanco Agreement if we, our affiliates or sublicensees initiate proceedings to oppose Elanco’s licensed patents and such proceeding is not withdrawn within 30 days of Elanco providing notice to us; provided that Elanco may not terminate the All Human Uses Elanco Agreement for a challenge by a sublicensee if we terminate the sublicense with such sublicensee within such 30 day period.

Under the terms of the All Human Uses Elanco Agreement, we grant to Elanco a non-exclusive worldwide, sublicensable, royalty-free, perpetual license to our patents related to lotilaner and the licensed products and to our know-how to research, develop, make and commercialize lotilaner and the licensed products for all applications in non-human animals, agricultural applications, seed treatment applications and urban pest applications related to structural, turf, lawns and gardens. We also grant to Elanco an exclusive, royalty-free, perpetual license to any intellectual property we conceive from our use of lotilaner for all applications in non-human animals, agricultural applications, seed treatment applications and urban pest applications related to structural, turf, lawns and gardens.

Elanco retains the sole responsibility to prosecute the patents they license to us and has the first right to enforce the licensed intellectual property against third parties in the licensed field of use but cannot settle or dispose of any such action without our written consent.

LianBio Agreement

On March 26, 2021, we entered into a development and license agreement (the “LianBio Agreement”) with LianBio, pursuant to which, among other things, we licensed the product rights for the development and commercialization of TP-03 (lotilaner ophthalmic solution, 0.25%) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “Territory”) for the treatment of Demodex blepharitis and Meibomian Gland Disease.

Under the terms of the LianBio Agreement, we are entitled to an upfront payment of $15.0 million within fifteen (15) days of signing with an additional unconditional payment of $10.0 million within 45 days of signing. We will be eligible to receive development and commercialization milestone payments of up to $75.0 million and $100.0 million, respectively, as well as tiered mid-to-high-teen royalties on the sale of TP-03 in the Territory. We also received a warrant to purchase ordinary shares of LianBio, which will vest upon the achievement of certain development and commercialization milestones. The warrant will be exercisable at the fair market value at the time of issuance. The term of the LianBio Agreement will expire upon the expiration of the royalty term in the Territory, unless earlier terminated. LianBio may also terminate the LianBio Agreement for any reason upon ninety (90) days’ prior notice to us. The foregoing summary of the LianBio Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the LianBio Agreement, which will be filed as an exhibit to our Quarterly Report on form 10-Q for the quarter ended March 31, 2021.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. We will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or trials or seek approval of our product candidates. The processes for obtaining regulatory approvals in the United States and other countries, as appropriate, along with subsequent compliance with appropriate federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and resources.

United States Drug Regulation

In the United States, we are subject to extensive regulation by the FDA, which regulates drugs under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. or foreign requirements at any time during the product development process, approval process or post-marketing may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’ refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, market acceptance of our products, and our reputation.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States and must be updated annually or when significant changes are made;

•	approval by an independent IRB or independent ethics committee at each clinical trial site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP, requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of an NDA;

•	a determination by the FDA within 60 days of its receipt of an NDA to accept the submission for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements, and of selected clinical investigational sites to assess compliance with GCD;

•	potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;

•	payment of user fees for FDA review of the NDA;

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and

•	compliance with any post-approval requirements, including the potential requirement to implement a REMS and the potential requirement to conduct post-approval studies.

The data required to support an NDA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process can take many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or condition being treated.

Preclinical Studies and IND Submission

Before testing any drug product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain safety/toxicology studies. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin in the United States.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA and clinical trials may proceed under such IND at such time, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development along with any subsequent changes to the investigational plan.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries, including the website maintained by the U.S. National Institutes of Health, ClinicalTrials.gov.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may still submit data from the clinical trial to the FDA in support of an NDA. The FDA may agree to accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3. Although the phases are usually conducted sequentially, they may overlap or be combined.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•
Phase 2 clinical trials generally involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the safety and effectiveness of the product for its intended use and to establish the overall benefit/risk relationship of the product to provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

•
A Phase 1/2 clinical trial has elements of a Phase 1 trial and a Phase 2 trial. We have designated our TP-04 and TP-05 trials as Phase 1/2 trials since we intend to go beyond the typical safety and tolerability assessments of a Phase 1 trial and intend to have these trials include additional efficacy assessments as well.

•
A Phase 2b/3 clinical trial has elements of a late Phase 2 trial and a Phase 3 trial. We have designated Saturn-1 as a Phase 2b/3 trial as it is both our first multi-center trial based in the United States, and also a pivotal trial for the United States.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

NDA Review and Marketing Approval

Following completion of clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information, and other information in a request for approval to market the drug for one or more specified indications. The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States.

Under the Prescription Drug User Fee Act, or "PDUFA", as amended, each NDA must be accompanied by an application user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a qualifying small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product NDA also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing to determine if they are sufficiently complete to permit a substantive review, and the FDA may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under PDUFA, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, standard review and priority review. According to PDUFA performance goals, the FDA endeavors to review applications subject to standard review within ten months, whereas the FDA’s goal is to review priority review applications within six months, depending on whether the drug is a new molecular entity. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

In addition, under the Pediatric Research Equity Act of 2003 as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements.

The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCP requirements and the FDA is able to validate the data through an on-site inspection, if deemed necessary. Although the FDA generally requests that marketing applications be supported by some data from domestic clinical studies, the FDA may accept foreign data as the sole basis for marketing approval if (1) the foreign data are applicable to the U.S. population and U.S. medical practice, (2) the studies were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA also closely analyzes the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications and potentially subject to other requirements. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, including the potential requirement to conduct additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, or to conduct additional preclinical studies or manufacturing changes. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Post-Approval Requirements

Following approval of a new product, the product is subject to continuing regulation by the FDA, including, among other things, requirements relating to facility registration and drug listing monitoring and record keeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. The FDA strictly regulates marketing, labeling, advertising and promotion of drugs, including after they are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication.

The FDA may also place other conditions on approvals including the requirement for REMS, to assure the safe use of the product. If the FDA concludes that a REMS is needed, the NDA sponsor must submit a proposed REMS. The FDA will not approve the FDA without an approved REMS, if required. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, its manufacturer or the NDA holder, including recalls.

The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Corrective action could delay drug distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market, or product recalls;

•	fines, warning letters, or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications;

•	suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

Other Regulatory Matters

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Manufacturing, sales, promotion and other activities following product approval are subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

•
the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of an item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
the federal False Claims Act, which imposes civil penalties, sometimes pursued through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or making a false statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•
the Federal HIPAA, which imposes criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, including off-label or pre-approval promotion;

•
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners beginning in 2022), as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require pharmaceutical manufacturers to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. CCPA creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, as well as state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing. In addition, we may be subject to state and local laws that require the registration of pharmaceutical sales representatives.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, including damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, compliance oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

Equivalent, and similarly detailed, obligations will apply to the conduct of clinical trials in third countries including the EU.

United States Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more ethics committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

European Union Drug Review and Approval

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trial or marketing of the product in those countries or jurisdictions.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, in order to undertake a clinical trial in a European Union member state, an applicant must obtain approval from the competent national authority of the European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. The EEA is comprised of the 27 Member States of the European Union and the three members of the EFTA pillar of the EEA, Iceland, Liechtenstein and Norway. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an IMP dossier with supporting information prescribed by Directive

2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, but it is not yet applicable in the European Union. The new legislation, which will be directly applicable in all European Union member states, aims to streamline the approval of clinical trials in the European Union by applying consistent rules and harmonizing the approvals process throughout the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point facilitating a harmonized assessment across multiple member states. The timing of implementation of the new Clinical Trials Regulation will be dependent on the development and launch of a fully functional clinical trials portal and database, which would be confirmed by an independent audit. The new legislation will come into effect six months after the European Commission publishes a confirmation of full functionality of the clinical trials information system. The website indicated that the audit was expected to commence in December 2020.

Parties conducting certain clinical trials in the European Union must, as in the United States, post clinical trial information at the EudraCT website: https://eudract.ema.europa.eu.

Marketing Authorization

In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are a number of types of marketing authorizations.

•
The Community MA is adopted by the European Commission in the form of a decision through the Centralized Procedure. The decision, which is based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional, on approval by the EMA for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

Under the Centralized Procedure, the CHMP established at the EMA is responsible for conducting an initial scientific assessment of a product. The maximum timeframe for the evaluation of an MA under the Centralized Procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the Centralized Procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

•
MAs based on the Mutual Recognition Procedure or the Decentralised Procedure are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product is first authorized by a Reference Member State this may be recognized by other Concerned Member States through the Mutual Recognition Procedure. Alternatively, a product can be approved simultaneously in various EU Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the EU Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft Summary of Product Characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a national MA in all the Member States (i.e., in the Reference Member State and the Concerned Member States).

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by CMS or by Medicare’s contractors and drug plans. These entities decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow their decisions regarding coverage and reimbursement to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the VA FSS pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, U.S. Department of Veterans Affairs, U.S. DoD, Public Health Service and U.S. Coast Guard, that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing.

Healthcare Reform

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Affordable Care Act was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Effective April 1, 2022, Medicaid rebate liability will be expanded to include the territories of the United States as well.

There have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by Congress to repeal or replace, and by the Trump administration to alter the implementation of, certain aspects of the Affordable Care Act. For example, on December 22, 2017, President Trump signed into law new federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate in the absence of the tax penalty is unconstitutional and, because it is a critical and inseverable feature of the Affordable Care Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s ruling, but remanded the case back to the District Court as to the question of severability. On March 2, 2020, the United States Supreme Court granted certiorari to review this case, which is expected to be decided in mid-2021. Additionally, the Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device excise tax on non-exempt medical devices and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through December 31, 2020, pursuant to the CARES Act signed into law in March 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. On July 24, 2020, President Trump signed several executive orders directed toward lowering drug prices. On October 9, 2019, HHS, OIG and CMS issued two proposed rules that set forth modifications to the Federal Anti-Kickback Statute, Civil Monetary Penalties Law and Physician Self-Referral Law (or the Stark Law) regulations to promote value-based and coordinated care arrangements. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Moreover, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payors often follow Medicare coverage policy and payment limitations in setting their own payment rates.

Human Capital Resources

As of December 31, 2020, we had 20 employees, all of whom were full-time employees, and twelve of whom were engaged in research and development activities. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated under the laws of the State of Delaware in November 2016. Our principal executive offices are located at 15440 Laguna Canyon Road, Suite 160, Irvine, California 92618. Our telephone number is (949) 409-9820. Our website address is www.tarsusrx.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Facilities
We currently lease approximately 20,000 square feet of office and laboratory space in Irvine, California under certain leases that last expire in January 2024. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 1A. Risk Factors
Investing in our common stock is speculative and involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.

We do not have any products approved for sale, we have not generated any revenue and have incurred net losses in each reporting period since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO. For the years ended December 31, 2019 and 2018, our net losses were $4.7 million and $1.3 million, respectively. For the twelve months ended December 31, 2020, our net losses were $26.8 million. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of $32.8 million and $6.0 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We expect that it will be a few years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance and commercialize, if approved, our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

We currently have no products that are approved for commercial sale and we have never had any products approved for sale or commercialized. To date, we have invested a substantial majority of our business efforts and financial resources to the preclinical and clinical development of TP-03 for the treatment of Demodex blepharitis. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize TP-03 for the treatment of Demodex blepharitis, and we cannot accurately predict when or if TP-03 will be proven to be effective or safe in humans or whether it will receive regulatory approval. Before we can generate any revenue from sales of TP-03, we will be required to conduct additional clinical development, seek and obtain regulatory approval, secure adequate manufacturing supply to support commercial sales and build a commercial organization. We have not yet demonstrated our ability to complete pivotal clinical trials. Further, the commercial success of TP-03 will also depend on patent protection, successfully educating “ECPs” about Demodex blepharitis and related diagnosis, acceptance of TP-03 by patients, the medical community and third-party payors, TP-03’s ability to compete with other therapies, secure adequate healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize TP-03, which would materially harm our business. If we were required to discontinue development of TP-03, or if TP-03 does not receive regulatory approval, fails to achieve significant market acceptance, or fails to receive adequate reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

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

As of December 31, 2020, we had $168.1 million in cash and cash equivalents. Based on our current business plans, in addition to the completed IPO in October 2020, we believe that our existing cash and cash equivalents will be sufficient to fund our anticipated level of operations through at least the next 12 months. We believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. Accordingly, our existing cash and cash equivalents will be insufficient for us to concurrently fund our product candidates through regulatory approval and commercialization. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds earlier than currently anticipated if we choose to pursue additional indications for our product candidates, acquire new product candidates or otherwise expand our business more rapidly than we presently planned.

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

We have no products approved for commercial sale and do not anticipate generating any product revenue, unless and until either TP-03 or another product candidate receives the regulatory approvals necessary for commercialization in one or more jurisdictions. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of challenging objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including the clinical development of TP-03 for the treatment of Demodex blepharitis or other indications and any other future product candidates;
•establishing and maintaining relationships with contract research organizations, or "CROs", and clinical sites for the clinical development, both in the United States and internationally, of our product candidates;
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
•obtaining an investigational new drug application, or "IND", prior to commencing clinical trials in the United States for a particular indication, such as TP-04 for the potential treatment of rosacea (although for TP-04 we first intend to conduct a Phase 1/2 trial outside the United States and thus do not plan to submit an "IND" prior to this trial) and TP-05 for potential Lyme prophylaxis and community malaria reduction;
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

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

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

Moreover, our clinical development timelines and plans could be affected by the COVID-19 pandemic as we and the third-party manufacturers and clinical research organizations that we engage may face disruptions. Site initiation and patient enrollment could be delayed or suspended due to prioritization of hospital resources toward the COVID-19 pandemic or patients not having a desire to enroll in clinical trials due to concerns regarding COVID-19. While we have not experienced any material delays in enrollment, we cannot be certain that we will not experience future delays in enrollment. In addition, some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if patients do not want to participate in follow up visits due to concerns regarding COVID-19 or if quarantines impede patient movement or interrupt healthcare services. There may be shortages in the raw materials used in the manufacturing of our product candidates or laboratory supplies for our preclinical studies and clinical trials, in each case, because of ongoing efforts to address the outbreak.

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

We may experience disruptions that could severely impact our business, preclinical studies, and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, including receiving any required "IND";

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

As of December 31, 2020, we had 20 full-time employees. As we advance our research and development programs, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs, manufacturing and quality control and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:
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

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. For example, pursuant to the terms of the license agreement with Elanco Tiergesundheit AG (“Elanco”), granting us a worldwide, sublicensable license for the development and marketing of lotilaner for all applications in humans outside the treatment or cure of any eye or skin condition in humans (the “All Human Uses Elanco Agreement”), if it is not terminated, or if we have not provided notice to terminate the All Human Uses Elanco Agreement, within 18 months of its effective date, we will be required to issue Elanco additional shares of our common stock equating to $3.0 million of aggregate value.

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

We have incurred substantial losses during our history which we expect to continue, do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

U.S. federal income tax reform and the implementation of such reforms could adversely affect us.

On December 22, 2017, the United States enacted the “Tax Cuts and Jobs Act” (the “ TCJA”) that significantly reformed the Code. The TCJA, among other things, includes contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. The financial statements contained herein reflect the effects of the TCJA based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the TCJA, and, as a result, we made certain judgments and assumptions in the interpretation thereof.

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

•we may experience delays due to the ongoing COVID-19 pandemic, including with respect to the conduct of ongoing clinical trials, receipt of product candidates or other materials, submission of New Drug Applications ("NDAs"), filing of INDs, and starting any clinical trials for other indications or programs; and
•we may experience manufacturing delays due to the recent COVID-19 pandemic in our supply chain caused by a shortage of raw materials, a lack of employees on site at our suppliers due to illness, or a lack of productivity at our suppliers due to local or national government quarantine restrictions on coming to the workplace.

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

If TP-03 or any other product candidate that we are developing or develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by ECPs or other healthcare providers, patients, third-party payors and others in the medical community. There is no approved prescription therapeutic for Demodex blepharitis and current treatments include over-the-counter and off-label remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. Efforts to educate the medical community, patients and third-party payors on the benefits of our product candidates may require significant resources and may not be successful.

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

Most of our operations to date have been limited to preclinical studies and clinical trials. We have completed Phase 2 clinical trials for TP-03 for the treatment of Demodex blepharitis and commenced our Phase 2b/3 clinical trial for the same indication, Saturn-1, for TP-03 in September 2020 and expect to initiate our Phase 3 clinical trial, Saturn-2, for TP-03 in 2021 and initiate clinical trials for our other product candidate in the future. As a result, we will need to expand our clinical operations, quality and regulatory capabilities to support these activities.

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

Before we can initiate clinical trials in the United States for our product candidates, we must submit the results of preclinical testing and any previous clinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls (“CMC”) and our proposed clinical trial protocol, as part of an IND. The initiation of clinical trials in the European Union (“EU”) Member States will be subject to similar requirements concerning approval by competent national authorities and the receipt of a positive opinion from the relevant ethics committees. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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

In order to market any products outside of the United States, we will need to comply with additional onerous but varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we, or our collaboration partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

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

Managing our obligations under our in-license and out-license agreements and other strategic agreements may divert management time and attention, causing delays or disruptions to our business.

We have entered into two license agreements with Elanco: (i) an agreement granting us a worldwide, sublicensable license for the development and marketing of lotilaner for the treatment or cure of any eye or skin condition in humans,as amended(“Eye and Derm Elanco Agreement”) and (ii) the All Human Uses Elanco Agreement, and have also entered into the LianBio Agreement as discussed elsewhere herein. We also may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

Our in-license, out-license, and strategic agreements are also complex and certain provisions in those agreements may be susceptible to multiple interpretations. In the event of any disagreement about the interpretation of these provisions, our management may need to devote a disproportionate amount of its attention to resolving these disagreements. Such disruptions may cause delays in our research and development programs and other business objectives.

Our operating activities may be restricted by certain covenants in our license and other strategic agreements, which could limit our development and commercial opportunities.

In connection with our in-license, out-license, or other collaborations or strategic alliances, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement, we made certain covenants to only engage with third party suppliers previously approved by Elanco, and only under certain circumstances. These provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other product candidates and may materially harm our business, financial condition, results of operations and prospects.

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

Collaborations that we have entered into and may enter in the future may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:
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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs (“VA”), Federal Supply Schedule (“FSS”) pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, U.S. Department of Veterans Affairs, U.S. Department of Defense (the "DoD"), Public Health Service and U.S. Coast Guard, that is no higher than the statutory Federal Ceiling Price. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

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

Risks Related to Ownership of our Common Stock

The stock price of our common stock may be volatile or may decline regardless of our operating performance and you could lose all or part of your investment.

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

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of March 19, 2021, we had 20,503,096 shares of common stock outstanding. Of these shares, approximately 6,325,000 shares sold in our IPO may be resold in the public market, unless purchased by our affiliates or existing stockholders. Of the remaining shares, a significant percentage of these shares of common stock are currently restricted as a result of securities laws or lock-up agreements entered into in connection with the IPO. These shares will become available to be sold in the public market as early as 180 days following the date of our final prospectus filed with the SEC on October 16, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”). Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. The underwriters of the IPO may, in their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements.

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

As of December 31, 2020, our officers, directors and the holders of more than 5% of our outstanding stock collectively beneficially own approximately 80% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the other rules and regulations of the Securities and Exchange Commission (the “SEC”), or any securities exchange relating to public companies. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and we will incur significant legal, accounting and other expenses. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease approximately 20,000 square feet of office and laboratory space in Irvine, California under certain leases that last expire in January 2024. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “TARS” since our IPO on October 15, 2020. Prior to this date, there was no public market for our common stock.
Holders of Common Stock

As of March 19, 2021, the closing price of our common stock on the Nasdaq Global Select Market was $32.06 per share, and there were approximately 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities sold by us during the year ended December 31, 2020. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.
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

Use of Proceeds from Initial Public Offering

On October 16, 2020, our Registration Statement on Form S-1 (File No. 333-249076) (the "Registration Statement") relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 6,325,000 shares of our common stock, which includes 825,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price of $16.00 per share. The aggregate offering price for shares sold in the offering was $101.2 million. On October 20, 2020, we closed the sale of such shares, resulting in aggregate cash proceeds to us of $91.7 million, net of underwriting discounts, commissions and offering expenses paid or payable by us. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates. BofA Securities, Inc., Jefferies LLC and Raymond James & Associates, Inc., LifeSci Capital LLC and Ledenburg Thalman & Co. Inc., acted as the joint book-running managers of the offering.
There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus, dated October 15, 2020, filed with the SEC on October 16, 2020, pursuant to Rule 424(b) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.
Item 6. Selected Financial Data
The following selected consolidated financial data has been derived from our audited Consolidated Financial Statements. The audited Consolidated Financial Statements for the fiscal years ended December 31, 2020 and 2019 are included elsewhere in this Annual Report on Form 10-K.
The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto in Item 8. Financial Statements and Supplementary Data. The information set forth below is not necessarily indicative of our future financial condition or future results of operations.

	Year Ended December 31,
	2020	2019
	(in thousands, except per share data)
Statement of Operations and Comprehensive Loss Data:
Research and development	$18,826	$3,162
General and administrative	8,172	1,136
Total operating expenses	26,998	4,298
Loss from operations	(26,998)	(4,298)
Other income (expense):
Interest income (expense), net	188	(40)
Loss on extinguishment of convertible notes	—	(255)
Change in fair value of derivative liabilities	—	(76)
Total other income (expense)	188	(371)
Provision for income taxes	(1)	(1)
Net loss and comprehensive loss	$(26,811)	$(4,670)
Net loss per share attributable to common stockholders, basic and diluted	$(4.32)	$(1.98)

	December 31,
	2020	2019
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$168,129	$57,952
Working capital (1)	165,268	57,211
Total assets	171,972	58,316
Total liabilities	5,992	919
Preferred stock	—	63,402
Accumulated deficit	(32,845)	(6,034)
Total stockholders’ equity (deficit)	165,980	(6,005)
(1) We define working capital as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our financial statements and the related notes to those statements included elsewhere in this Annual Report on 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on 10-K. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on 10-K.
Overview
Our Business
We are a late clinical-stage biopharmaceutical company focused on the development and commercialization of therapeutic candidates to address large market opportunities initially in ophthalmic conditions where there are limited treatment alternatives. Our lead product candidate, TP-03, is a novel therapeutic in Phase 2b/3 that is being developed for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is a condition characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes. The healthy interaction of the eyelid and the surface of the eyeball is crucial to ocular health. Poorly controlled and progressive blepharitis can lead to worsening of corneal damage over time and, in extreme cases, blindness.
According to published studies, there are an estimated 20 million patients in the United States who suffer from blepharitis, with approximately 45% or nine million of cases caused by Demodex infestation. Further, the possible number of Demodex blepharitis cases may be as high as approximately 25 million, based on our internal research indicating approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic.

We believe that TP-03 has the potential to be the first FDA-approved therapeutic for the treatment of Demodex blepharitis and become the standard of care. The active pharmaceutical ingredient ("API") of TP-03, lotilaner, is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels).

To date, we have completed four Phase 2 trials for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, as applicable, and during which TP-03 was well tolerated. Our Phase 2b/3 trial, Saturn-1, commenced in September 2020 and was fully enrolled by the first quarter of 2021. We expect to begin our second pivotal trial, Saturn-2, in the second quarter of 2021. Saturn-1 and Saturn-2 have primary and secondary endpoints consistent with those of our Europa and Io Phase 2 trials. We expect these TP-03 pivotal trials to support our submission of a new drug application ("NDA") with the United States Food and Drug Administration ("FDA") for the treatment of Demodex blepharitis.

We intend to further advance our pipeline with lotilaner API to address several diseases across therapeutic categories in human medicine, including eye care, dermatology, and other diseases. These targeted diseases with high unmet medical need currently include Meibomian Gland Disease ("MGD"), rosacea, Lyme disease, and malaria.

Recent Business and Clinical Highlights

TP-03 Type C Meeting: In December 2020, we had a Type C meeting with the FDA for TP-03 in the treatment of Demodex blepharitis. This meeting confirmed our planned NDA pathway with respect to the data and information required in the NDA filing.

TP-03 Pivotal Trials: Saturn-1 enrollment was completed in the first quarter of 2021. We expect to initiate our second pivotal trial, Saturn-2, in the second quarter 2021.

TP-03 Out-License: On March 26, 2021, we executed the LianBio Agreement with LianBio, granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "Territory"). We are contractually entitled to receive (i) an aggregate $25 million by June 30, 2021, (ii) regulatory and sales milestone receipts totaling $75 million and $100 million, respectively, (iii) tiered royalties in the low double-digits on the net sales of TP-03 within the Territory, and (iv) a minority interest in LianBio. We expect to receive $70 million from these contractual milestones during the next 12 months.

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
To date we have financed our operations through private placements of preferred stock and convertible promissory notes. From inception through September 2020, we have raised net proceeds of approximately $101.0 million through private placements of preferred stock.
On October 20, 2020, we completed our initial public offering ("IPO") through an underwritten sale of 5,500,000 shares of our common stock at a price of $16.00 per share. The aggregate net proceeds from the offering (after deducting underwriting discounts and commissions and other offering expenses), inclusive of an additional 825,000 common shares sold upon the full exercise of the underwriters’ purchase option, were $91.7 million. Concurrent with the IPO, all then-outstanding shares of our convertible preferred stock outstanding (see Note 4) automatically converted into an aggregate of 11,107,018 issued common shares.

In advance of the IPO, on October 8, 2020, our board of directors approved a 1-for-7.4276 reverse stock split of our capital stock. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and increasing operating losses for the foreseeable future. Our net losses were $26.8 million and $4.7 million for the years ended December 31, 2020 and 2019, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. As of December 31, 2020 and 2019, we had an accumulated deficit of $32.8 million and $6.0 million, respectively, from research and development and general and administrative activities since our inception. We anticipate that our operating expenses will increase significantly as we:
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
•establish our own sales force in the United States to commercialize our products for which we obtain regulatory approval;
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
We do not have any products approved for sale and we have not yet generated any revenue from product sales. We do not expect to generate revenues from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate and commercially launch such product. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, or collaborations, strategic alliances, or licensing arrangements with third parties. Adequate funding may not be available to us when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital or enter into such agreements as and when needed, we could be forced to significantly delay, scale back, or discontinue our product development and/or commercialization plans, which would negatively and adversely affect our financial condition.
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
As of December 31, 2020, our aggregate cash and cash equivalents was $168.1 million – see “Liquidity and Capital Resources.”
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
Research and Development Expenses
Our research and development expenses consist of expenses incurred in connection with the development of our product candidates, including:
•fees paid to third parties to conduct certain research and development activities on our behalf, including under agreements with CROs;
•payments under licensing agreements, such as our upfront in-license fee for lotilaner;
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
We expense both internal and external research and development expenses as incurred or as certain upfront or milestone payments become contractually due to licensors upon achievement of clinical or regulatory events. We recognize external research and development costs based on an evaluation of the progress-to-completion of (i) specific tasks performed or deliverables provided by CROs and contract manufacturing organizations ("CMOs") and (ii) patient visits for dosing or other follow-up. To estimate period expense for recognition, we use information provided to us by our service providers and we then apply the corresponding fee schedule.
We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs, and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not currently track employee time on a program-by-program basis. For the years ended December 31, 2020 and 2019, substantially all of our external and internal research and development expenses are attributable to our TP-03 program for Demodex blepharitis.
We expect our research and development expenses to increase substantially in the future, as we seek to initiate and progress additional clinical trials for our product candidates, including TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme prophylaxis and community malaria reduction. We expect to complete our clinical programs for these product candidates, and as appropriate, pursue regulatory approval and prepare for the possible commercialization for each.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of (i) interest income earned on our cash and cash equivalents and (ii) interest expense on convertible promissory notes (converted to equity instruments in December 2019; comprised of coupon interest, amortization of debt issuance costs, and non-cash accretion of its estimated discount at issuance).
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
Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$18,826	$3,162	$15,664
General and administrative	8,172	1,136	7,036
Total operating expenses	26,998	4,298	22,700
Loss from operations before other income (expense) and income taxes	(26,998)	(4,298)	(22,700)
Other income (expense):
Interest income (expense), net	188	(40)	228
Loss on extinguishment of convertible notes	—	(255)	255
Change in fair value of derivative liabilities	—	(76)	76
Total income (expense), net	188	(371)	559
Provision for income taxes	(1)	(1)	—
Net loss	$(26,811)	$(4,670)	$(22,141)
Research and Development Expenses
Research and development expenses increased by $15.7 million for the year ended December 31, 2020. The increase was primarily due to (i) an upfront payment to our licensor (in the form of our common stock) then valued at $3.1 million as consideration for the September 2020 expansion of our in-license for lotilaner to cure or treat all diseases and conditions in humans (beyond that of the eye or skin for which we already held exclusive rights to treat with lotilaner), (ii) TP-03 clinical milestone achievement in September 2020, requiring a $1.0 million payment to our licensor, (iii) increased manufacturing, development, and research activities of $10.7 million to conduct our clinical studies for TP-03, and (iv) increased payroll and personnel-related expenses (including stock-based compensation) of $1.7 million due to additional clinical and formulation development employees to drive our product development initiatives.
General and Administrative Expenses
General and administrative expenses increased by 7.0 million for the year ended December 31, 2020. The increase was primarily due to (i) $2.5 million increase in payroll and personnel-related expenses (including stock-based compensation) for employee additions, (ii) $2.2 million increase in legal service costs and market research activities, and (iii) $2.3 million increase in consulting, insurance, and other administrative expenses.
Interest Income (Expense), Net
The change in interest income (expense), net was primarily due to convertible promissory notes issued to our co-founders and certain other related parties, aggregating $2.0 million in principal value (see below). During the year ended December 31, 2019, interest expense recognized on these notes was $0.1 million and was partially offset by interest income from our bank deposits and money market fund investments. These convertible promissory notes were all converted in December 2019 and we therefore had no interest expense for the year ended December 31, 2020.
Loss on Extinguishment of Convertible Notes
The loss on extinguishment of convertible notes was due to the extinguishment of convertible promissory notes issued to our co-founders and certain other related parties, aggregating $2.0 million in principal value (see section below). On December 13, 2019 we completed the issuance of Series B preferred stock upon which the then-outstanding notes, along with accrued interest, converted into 2.0 million shares of Series B preferred stock. Since these notes were converted in December 2019, no change in fair value of derivative liabilities was recorded for the year ended December 31, 2020.

Change in Fair Value of Derivative Liabilities
During May, August, and October 2019, we issued convertible promissory notes to our co-founders and certain other related parties, aggregating $2.0 million in principal value. These notes contained stock-settled redemption features that were required to be separately accounted for as derivative liabilities on the balance sheet until December 13, 2019 when we completed a qualified equity financing.
These then-outstanding notes converted at the option of the holder into 2.0 million shares of Series B preferred stock. Change in fair value of derivative liabilities consists of non-cash changes in the fair value of these stock-settled redemption features. We classified the rights as a derivative liability on our balance sheet that was initially recorded at fair value and that we remeasured to fair value at December 13, 2019, and we recognized changes in the fair value of the derivative associated with the rights as a component of other income (expense) in our statement of operations. Since these notes were converted in December 2019, no change in fair value of derivative liabilities was recorded for the year ended December 31, 2020.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016 and through December 31, 2020, our operations have been substantially financed by cash proceeds of $61.0 million from private placements of Series A and Series B preferred stock. In September 2020, we issued 2,857,079 shares of our Series C preferred stock for cash proceeds of $39.8 million. On October 20, 2020, we completed our IPO through an underwritten sale of 5,500,000 shares of its common stock at a price of $16.00 per share. The aggregate proceeds from the IPO, inclusive of an additional 825,000 common shares sold upon the full exercise of the underwriters’ purchase option, after deducting underwriting discounts and commissions and other IPO expenses, were $91.7 million.
We will continue to be dependent upon equity, debt financing, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. As of December 31, 2020, we had cash and cash equivalents of $168.1 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.
Funding Requirements
Our primary use of cash is to fund operating expenditures. These consist of research and development expenses (including activities within our pre-clinical, clinical, regulatory, and drug manufacturing initiatives) and general and administrative expenses. Our use of cash is impacted by the timing and extent of the required payments for each of these activities.
We believe that our cash and cash equivalents of $168.1 million as of December 31, 2020, and our expected $70 million of initial proceeds from our March 2021 out-license of TP-03 in the China territory (see above and Note 11), will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this cash runway estimate on our current assumptions. These assumptions may require future adjustments as part of our ongoing business decisions within pipeline development and other corporate initiatives. Accordingly, we may require additional capital resources earlier than we currently expect.
To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and (3) successfully commercialize or enter into other collaborative agreements for our product candidates. We do not know with certainty when, or if, any of these items will ultimately occur. However, we expect to recognize "license fee revenue" in the first quarter of 2021 for our TP-03 out-license in the China territory.
We expect to incur significant operating losses for the foreseeable future, and for these losses to further increase, as we ramp up our clinical development programs and begin activities for commercial launch readiness. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
We will likely require additional capital to fully develop our product candidates and to execute our business strategy. Our requirements of a future capital raise will depend on many factors, including:

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
Adequate funding may not be available to us on acceptable terms or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See the section of this Annual Report on 10-K titled “Risk Factors” for additional risks associated with our substantial capital requirements.
Convertible Notes
From May 2019 through October 2019, we issued convertible promissory notes with an aggregate principal amount of $2.0 million. These notes were all converted into an aggregate of 268,056 shares of Series B preferred stock in December 2019 (see Note 4).

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,138)	$(3,673)
Investing activities	(456)	(175)
Financing activities	131,771	59,445
Net increase in cash, cash equivalents and restricted cash	$110,177	$55,597
Net Cash Used in Operating Activities
Net cash used in operating activities was $21.1 million for the year ended December 31, 2020, which was primarily attributable to our net loss of $26.8 million, partially offset by non-cash items (i.e., accounting for stock-issuance costs at IPO and stock-based compensation) totaling $4.2 million, and a net increase in liabilities of $1.5 million associated with accounts payable and accrued bonuses.
Net cash used in operating activities was $3.7 million for the year ended December 31, 2019, which primarily attributable to our net loss of $4.7 million, partially offset by non-cash items totaling $0.5 million and a net increase in liabilities of $0.5 million associated with accounts payable and accrued bonuses.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.5 million for the year ended December 31, 2020, which consisted of property and equipment purchases and tenant improvements to our leased laboratory and administrative offices.
Net cash used in investing activities was $0.2 million for the year ended December 31, 2019, which consisted of property and equipment purchases and tenant improvements to our leased laboratory and administrative offices.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $131.8 million for the year ended December 31, 2020 due to our issuance of Series C preferred stock for net proceeds of $39.8 million and net proceeds from the IPO of $91.7 million.
Net cash provided by financing activities was $59.4 million for the year ended December 31, 2019 due to our issuance of Series B preferred stock for net proceeds of $57.5 million and issuance of convertible promissory notes for proceeds of $2.0 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2020:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
		(in thousands)
Operating lease obligations (1)	$953	$349	$579	$25	$—
Contingent milestone obligations (2)	165,500	2,000	8,500	8,000	147,000
Purchase Obligations (3)	1,189	1,189	—	—	—
Total	$167,642	$3,538	$9,079	$8,025	$147,000

(1)The operating lease obligations are related to facility leases for our corporate headquarters and research and development facilities in Irvine, California, expiring April 30, 2022 and January 31, 2024.
(2)Milestone obligations are contingent upon our achievement of specified development, regulatory and sales milestones. Given the unpredictability of the drug development process, and the impossibility of predicting the success of current and future clinical trials and the timing of achievement (if at all) of sales milestones, these values assume that all development, regulatory, and sales milestones under our in-license agreement with Elanco, as amended, are successfully met. These values in each column represent the composite best estimates for each achievement date. If any or all milestones are met, we believe that the corresponding increase in value from the related drug program will exceed the amount of our milestone obligation.
(3)Purchase obligations represent the amount of open purchase orders and contractual commitments to vendors for products and services that have not been delivered or rendered, as of December 31, 2020. We enter contracts in the normal course of business with clinical research organizations and clinical sites and with contract manufacturers for pre-clinical and clinical drug supply, as well as with various other vendors in operating our business. These contracts generally provide for termination provisions with notice. The values in each column represent the obligations that are non-cancelable as of December 31, 2020.
We enter into contracts in the normal course of business with (i) clinical research organizations and clinical sites, (ii) contract manufacturers for pre-clinical and clinical drug supply, (iii) regulatory consultants and (iv) various other vendors in operating our business. These contracts generally provide for termination provisions with notice, and therefore we believe that our non-cancelable obligations under these agreements were not material as of December 31, 2020.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our financial statements also included in this Annual Report on Form 10-K, we believe these critical accounting policies are the most important to understanding and evaluating our reported financial results.
Research and Development Expenses
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. These expenses also include internal costs directly attributable to in-development programs, including cost of certain salaries, payroll taxes, employee benefits, and stock-based compensation expense, as well as laboratory and clinical supplies, pre-clinical and clinical trial related expenses, and the cost of services provided by outside contractors.
We have entered, and may continue to enter into, license agreements to access and utilize certain technology. In each case, we evaluate if the assets acquired in a transaction represent the acquisition of an asset or a business, as defined under applicable GAAP. Our only executed in-license agreement was evaluated and determined to represent an asset acquisition. Because this asset had not yet received regulatory approval and has no alternative future use, its fair value was immediately recognized as research and development expense.
We make research and development expense accrual estimates as of each balance sheet date, based on facts known to us at that time. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We periodically confirm the accuracy of our estimates with the service providers, including CROs, and record adjustments, if necessary. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.
Stock-Based Compensation
We measure and recognize compensation expense for all stock options based on the estimated fair value of the award on the grant date. We use the Black-Scholes option-pricing model to estimate the fair value of awarded stock options. The fair value is recognized as expense on a straight-line or ratable basis over the requisite or implicit service period.

The determination of the grant date fair value of our issued stock options is affected principally by our model assumptions, including (a) the expected term of the stock option until its exercise by the recipient, (b) our assumed stock price volatility through a designated peer group of publicly-traded companies for a period equal to the expected option term, (c) the prevailing risk-free interest rate over the expected term, and (d) any expected dividend payments over the expected term. If any of these assumptions change, our stock-based compensation expense for future grants could materially differ.
Stock-based compensation expense for equity awards granted to our employees and members of our Board of Directors is recognized on a straight-line basis over each award’s vesting period. We account for forfeitures as they occur. We use the Black-Scholes option pricing model to determine the fair value of stock options (as of the date of grant).

The recognition of stock-based compensation expense and the initial calculation of stock option fair value requires uncertain assumptions, including (a) the expected term that the stock option will remain outstanding, (b) our stock price volatility over the expected term, and (c) the prevailing risk-free interest rate for the period matching the expected term.

Expected Term – The expected term is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

Expected Volatility – We estimate the volatility of our common stock on the date of grant based on our designated peer group of publicly-traded companies for a period equal to the expected option term.

Expected Dividend Rate – We have not paid and do not anticipate paying any dividends in the near future. Accordingly, we estimate the dividend yield to be zero.

Risk-Free Interest Rate – We estimate the risk-free interest rate based upon the U.S. Department of the Treasury yields in effect at award grant for a period equaling the expected term of the stock option.
Common Stock Valuations prior to our IPO

Prior to the IPO our valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.
Common Stock Valuations following our IPO

Subsequent to the IPO, the fair value of our common stock is based on the closing quoted market price of our common stock as reported by the Nasdaq Global Select Market on the date of grant.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in the notes to which they relate within our financial statements.
Off-Balance Sheet Arrangements
Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2020.
JOBS Act Accounting Election
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

Item 8. Financial Statements and Supplementary Data
TARSUS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tarsus Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, preferred and common stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Irvine, California
March 31, 2021

TARSUS PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$168,129	$57,952
Restricted cash	20	20
Other receivables	20	36
Prepaid expenses	2,486	22
Total current assets	170,655	58,030
Property and equipment, net	548	154
Operating lease right-of-use assets	688	126
Other assets	81	6
Total assets	$171,972	$58,316
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other accrued liabilities	$4,347	$520
Accrued payroll and benefits	1,040	299
Total current liabilities	5,387	819
Other long-term liabilities	605	100
Total liabilities	5,992	919
Commitments and contingencies (Note 10)
Series A Preferred Stock, $0.0001 par value; no shares authorized, issued and outstanding at December 31, 2020; 1,575,030 shares authorized, issued and outstanding at December 31, 2019; liquidation preference of $3,650 at December 31, 2019	—	3,564
Series B Preferred Stock, $0.0001 par value; no shares authorized, issued and outstanding at December 31, 2020; 6,731,649 shares authorized and 6,674,909 shares issued and outstanding at December 31, 2019; liquidation preference of $60,010 at December 31, 2019	—	59,838
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized at December 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,502,576 shares issued and 20,323,201 outstanding, which excludes 179,375 shares subject to repurchase at December 31, 2020; 2,650,919 shares issued and 2,646,619 outstanding, which excludes 4,300 shares subject to repurchase at December 31, 2019	4	2
Additional paid-in capital	198,821	27
Accumulated deficit	(32,845)	(6,034)
Total stockholders’ equity (deficit)	165,980	(6,005)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$171,972	$58,316
See accompanying notes to these financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$18,826	$3,162
General and administrative	8,172	1,136
Total operating expenses	26,998	4,298
Loss from operations before other income (expense) and income taxes	(26,998)	(4,298)
Other income (expense):
Interest income (expense), net	188	(40)
Loss on extinguishment of convertible notes	—	(255)
Change in fair value of derivative liabilities	—	(76)
Total other income (expense)	188	(371)
Provision for income taxes	(1)	(1)
Net loss and comprehensive loss	$(26,811)	$(4,670)
Net loss per share attributable to common stockholders, basic and diluted	$(4.32)	$(1.98)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	6,207,367	2,362,768

See accompanying notes to these financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF PREFERRED AND COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	1,434,027	$1	$—	$(45)	$(44)
Net loss	—					(1,319)	(1,319)
Recognition of stock-based compensation expense	—	—	—	—	9	—	9
Issuance of common stock under stock purchase agreements	—	—	5,385	—	—	—	—
Vesting of founder shares subject to repurchase	—	—	538,532	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	100,974	—	—	—	—
Issuance of Series A Preferred Stock for cash, net of issuance costs of $86	1,575,030	3,564	—	—	—	—	—
Balance as of December 31, 2018	1,575,030	$3,564	2,078,918	$1	$9	$(1,364)	$(1,354)
Net loss	—	—	—	—	—	(4,670)	(4,670)
Recognition of stock-based compensation expense	—	—	—	—	18	—	18
Vesting of founder shares subject to repurchase			493,654	1	—	—	1
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	74,047	—	—	—	—
Issuance of Series B Preferred Stock upon conversion of Convertible Notes	268,056	2,410	—	—	—	—	—
Issuance of Series B Preferred Stock for cash, net of issuance costs of $172	6,406,853	57,428	—	—	—	—	—
Balance as of December 31, 2019	8,249,939	$63,402	2,646,619	$2	$27	$(6,034)	$(6,005)
Net loss	—	—	—	—	—	(26,811)	(26,811)
Recognition of stock-based compensation expense	—	—	—	—	839	—	839
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	4,300	—	—	—	—
Issuance of common stock upon exercise of vested stock options	—	—	17,804	—	10	—	10
Shares issued as consideration for in-license rights (Note 9 (b))	—	$—	222,460	—	3,115	—	3,115
Issuance of Series C Preferred Stock in September 2020 at $14.0003 per share, net of issuance costs of $243	2,857,079	$39,756	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $2,442	—	$—	6,325,000	1	91,673	—	91,674
Conversion of preferred stock into common stock upon initial public offering	(11,107,018)	$(103,158)	11,107,018	1	103,157	—	103,158
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980

See accompanying notes to these financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(26,811)	$(4,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	37
Stock-based compensation (Note 5)	839	18
Amortization of operating lease right-of-use asset (Note 10(a))	150	37
Impairment of operating lease right-of-use asset	15	—
Change in fair value of derivative liabilities (Note 9)	—	76
Stock issued for in-license agreement (Note 9(b))	3,115	—
Non-cash related party interest expense	—	89
Loss on extinguishment of convertible notes (Note 9)	—	255
Changes in operating assets and liabilities:
Other receivables	16	(32)
Prepaid expenses and other current assets	(2,464)	(18)
Other non-current assets	(75)	(6)
Accounts payable and other accrued liabilities	3,240	245
Accrued payroll and benefits	741	296
Net cash used in operating activities	(21,138)	(3,673)
Cash Flows From Investing Activities:
Purchases of property and equipment	(456)	(175)
Cash used in investing activities	(456)	(175)
Cash Flows From Financing Activities:
Proceeds from issuance of Series B Preferred Stock, net of issuance costs (Note 4)	(28)	57,456
Proceeds from issuance of Series C Preferred Stock, net of issuance costs (Note 4)	39,756	—
Proceeds from issuance of convertible notes, net of issuance costs (Note 9)	—	1,989
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	91,673	—
Proceeds from early exercise of stock options	360	—
Proceeds from issuance of common stock upon exercise of vested stock options	10	—
Net cash provided by financing activities	131,771	59,445
Net increase in cash, cash equivalents and restricted cash	110,177	55,597
Cash, cash equivalents, and restricted cash — beginning of year	57,972	2,375
Cash, cash equivalents, and restricted cash — end of year	$168,149	$57,972
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$168,129	$57,952
Restricted cash	20	20
Cash, cash equivalents and restricted cash	$168,149	$57,972
Supplemental Disclosures Noncash Investing and Financing Activities:
Conversion of Preferred Stock to common stock upon initial public offering	$103,158	$—
Stock issued for in-license agreement	$3,115	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability	$726	$163
Settlement of derivative liabilities upon conversion of convertible notes (Note 8)	$—	$363
Additions of property and equipment in accounts payable and other accrued liabilities (Note 3(b))	$34	$10
Series B Preferred Stock issuance costs in accounts payable and other accrued liabilities	$—	$28
Conversion of convertible notes to Series B Preferred Stock (Note 8)	$—	$2,410
See accompanying notes to these financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

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
(b) Initial Public Offering and Reverse Stock Split
On October 20, 2020, the Company completed its initial public offering "IPO" through an underwritten sale of 5,500,000 shares of its common stock at a price of $16.00 per share. The aggregate net proceeds received by the Company from the IPO, inclusive of an additional 825,000 common shares sold upon the full exercise of the underwriters’ purchase option totaled $91.7 million, after deducting underwriting discounts and commissions and other offering expenses.
Concurrent with the closing of the Company's IPO, all then-outstanding shares of its convertible preferred stock (see Note 4) were automatically converted into an aggregate of 11,107,018 common shares.

On October 8, 2020, the Company's Board of Directors approved a 1-for-7.4276 reverse stock split and a certificate of amendment was filed to restate the Company's certificate of incorporation to effect this reverse stock split. The par value was not adjusted as a result of the reverse stock split. All share and per share information included in the accompanying financial statements give retroactive effect to the reverse stock split for all periods presented.
(c) Liquidity Risks
The Company has no revenue and incurred losses and negative cash flows from operations since inception, resulting in an accumulated deficit of $32.8 million as of December 31, 2020, and the income potential of the Company's business and market are unproven. The Company’s cash and cash equivalents was $168.1 million and $58.0 million as of December 31, 2020 and December 31, 2019, respectively. The Company expects to continue to incur operating losses and negative cash flows and has historically financed its operations primarily through equity capital raises.

The Company believes that existing capital resources, including the net proceeds from the IPO in October 2020, will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying financial statements.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.
The Company’s operations have consisted primarily of its organization, securing financing, in-licensing intellectual property, and conducting preclinical and clinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development that require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require the Company to expend large amounts of additional capital to complete research and development, achieve research and development objectives, defend intellectual property rights, and recruit and retain skilled personnel, including key members of management.
The Company will be required to raise additional capital to fund future operations, however, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. Further, adequate funding may not be available on acceptable terms, or at all. The Company’s potential inability to raise capital when needed could have a negative impact on its financial condition and ability to pursue planned business strategies. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. These factors may adversely impact the Company's ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.
(d) Operating Segment
To date, the Company has operated and managed its business and financial information on an aggregate basis for the purposes of evaluating financial performance and the allocation of resources. Accordingly, the Company’s management determined that it operates one reportable operating segment that is focused exclusively on developing pharmaceutical products for commercialization.
(e) Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to not take this exemption and, as a result, will adopt new or revised accounting standards on the relevant effective dates on which adoption of such standards is required for other public companies that are not emerging growth companies.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
(i) Basis of Presentation
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) requires management to make informed estimates and assumptions that impact the amounts reported in these financial statements and accompanying notes. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, management evaluates its most critical estimates and assumptions, including those related to the (i) fair value of stock awards and periodic expense recognition of stock-based compensation, (ii) the realization of income tax assets and estimates of tax liabilities, (iii) expense accruals related to research and development activities, including clinical trials, and, for periods prior to the IPO, (iv) valuation of convertible notes, derivative instruments, and preferred stock.
Accounting policies and estimates that most significantly impact the presented amounts within these financial statements are further described below:
(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments, including money market fund accounts, with original maturities of three months or less from the purchase date. The carrying amounts reported in the balance

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
sheets for cash and cash equivalents are valued at cost, which approximate their fair value. Cash equivalents may consist of money market funds.
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
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The Company’s operations have not been significantly impacted by the COVID-19 pandemic. The Company has been carefully monitoring the potential impact COVID-19 may have on the Company’s business. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials.

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
The Company’s product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on the business.
(v) Property and Equipment
Property and equipment is stated at historical cost and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. Other than the right-of-use ("ROU") asset impairment discussed in Note 9, there were no events or changes in business circumstances during the years ended December 31, 2020 and 2019 that indicated the carrying amounts of any long-lived assets were not fully recoverable.
(vi) Derivative Instruments
The convertible notes issued in May 2019, August 2019, and October 2019 contained embedded derivative instruments, representing “contingent redemption options”. The contingent redemption options met the requirements for separate accounting and were accounted for as a single derivative instrument for each tranche of the convertible notes. The derivative instruments were recorded at fair value at inception and were subject to remeasurement to fair value, with any changes in estimated fair value recognized as a component of “other (expense) income” in the Statements of Operations and Comprehensive Loss (see Note 7).

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
As the Notes were converted in December 2019, no expense related to changes in fair value of derivative liabilities was recorded for the twelve months ended December 31, 2020.
(vii) Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. These expenses also include internal costs directly attributable to in-development programs, including cost of certain salaries, payroll taxes, employee benefits, and stock-based compensation expense, as well as laboratory and clinical supplies, pre-clinical and clinical trial related expenses, and the cost of services provided by outside contractors. The Company recognizes expense for pre-clinical studies and clinical trial activities performed by these third parties. This is typically based upon estimates of the proportion of work completed over the term of the individual study or trial, as well as patient enrollment and dosing events in accordance with agreements established with clinical research organizations ("CROs") and clinical trial or pre-clinical study sites.
The Company has entered, and may continue to enter into, license agreements to access and utilize intellectual property for drug development. In each case, the Company evaluates if the assets acquired in a transaction represent the acquisition of an asset or a business, as defined under applicable GAAP. The Company’s only executed in-license agreement (see Note 9(b)) was evaluated and determined to represent an asset acquisition. Because this asset had not yet received regulatory approval and has no alternative future use, its purchase price was immediately recognized as research and development expense. In addition, any future milestone payments made before product regulatory approval (that do not meet the definition of a derivative) will also be immediately recognized as research and development expense when paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
(viii) Deferred Offering Costs
Costs directly related to the Company’s IPO were deferred for expense recognition and instead capitalized and recorded on the accompanying balance sheets. These costs consisted of legal fees, accounting fees, and other applicable professional services. These deferred offering costs were reclassified to “additional paid in capital” and offset against IPO proceeds, upon closing of the IPO in October 2020. There were no deferred offering costs capitalized as of December 31, 2020 and 2019.
(ix) Stock-Based Compensation
Stock-based compensation expense is recognized for all equity awards granted to employees, consultants, and members of the Company’s Board of Directors and is recognized at fair value. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date is the date of grant and the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company recognizes compensation cost if and when it concludes that it is probable that the performance condition will be achieved and the related expense is recognized on an accelerated attribution method. As applicable, the Company reverses previously recognized expense for forfeitures of unvested awards in the period of occurrence. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the date of grant.
The measurement of the fair value of stock-based awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including (a) the fair value of the Company’s common stock on the date of the option grant, (b) the expected term of the stock option until its exercise by the recipient, (c) stock price volatility over the expected term, (d) the prevailing risk-free interest rate over the expected term, and (e) expected dividend payments over the expected term.
Management estimates the expected term of awarded stock options utilizing the “simplified method” for awards as the Company does not yet have sufficient exercise history since its November 2016 formation. Further, prior to the IPO, the Company was privately-held and therefore lacked company-specific historical and implied volatility information of its stock. Accordingly, management estimated this expected volatility based on a designated peer-group of publicly-traded companies for a look-back period, as of the date of grant, that corresponded with the expected term of the awarded stock option.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
The Company estimates the risk-free interest rate based upon the U.S. Department of the Treasury yield curve in effect at award grant for time periods that correspond with the expected term of the awarded stock option. The Company’s expected dividend yield is zero because it has never paid cash dividends and does not expect to for the foreseeable future.
Prior to the IPO, given the absence of a public trading market, the Company’s Board of Directors, with input from management, considered numerous objective and subjective factors to determine the fair value of its common stock. The factors included: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences and privileges of the Company’s preferred stock relative to common stock; (v) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions; and (viii) the lack of current marketability of the Company’s common stock. Subsequent to the IPO, the fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the NASDAQ Global Select Market on the date of grant.
All stock-based compensation costs are recorded in the Statements of Operations and Comprehensive Loss based upon the underlying employee's role within the Company.
(x) Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded based on the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain due to the Company’s historical operating performance and recorded cumulative net losses in prior fiscal periods.
A valuation allowance is recorded to reduce deferred tax assets, because based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If/when the Company were to determine that deferred tax assets are realizable, an adjustment to the corresponding valuation allowance would increase the net income in the period that such determination was made.
In the event that the Company is assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included as a component of “income tax expense” within the Statements of Operations and Comprehensive Loss in the period the notice was received. To date there have been no interest or penalties charged.
(xi) Preferred Stock

The Company classified preferred stock outside of stockholders’ equity (deficit) on the accompanying balance sheets. The requirements of a deemed liquidation event, as defined within its amended and restated certificate of incorporation filed in September 2020 (the “2020 Amended and Restated Certificate of Incorporation”) were not entirely within the Company’s control. In the event of such a deemed liquidation event, the proceeds from the event are distributed in accordance with the liquidation preferences, provided that the holders of preferred stock have not converted their shares into common stock. The Company recorded the issuance of preferred stock at the issuance price less related issuance costs. As of December 31, 2019, the Company did not adjust the carrying value of outstanding preferred stock to its liquidation preference because a deemed liquidation event was not probable of occurring as of the end of the reporting period. All of the outstanding shares of preferred stock were automatically converted to common stock shares upon the closing of the IPO in October 2020.
(xii) Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company’s participating securities include preferred stock, unvested common stock to founders, and unvested common stock awards issued upon early exercise of certain stock options. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Shares of common stock subject to repurchase by the Company are excluded from the weighted-average shares. Due to net losses in all periods presented, all otherwise potentially dilutive securities are antidilutive. Accordingly, basic net loss per share equals diluted net loss per share for all period presented in the accompanying financial statements.
(xiii) Fair Value Measurements
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
(xiv) Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity (deficit), except those resulting from distributions to stockholders. For all periods presented, comprehensive loss was the same as reported net loss.
(xv) Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements have been discussed within the footnote to which each relates. Other recent accounting pronouncements not disclosed in these financial statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current and expected future financial position, results of operations, or cash flows.
3. BALANCE SHEET ACCOUNT DETAIL
The composition of select financial statement captions that comprise the accompanying balance sheets are summarized below:
(a) Property and Equipment, net of Accumulated Depreciation

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
“Property and equipment, net” consists of the following:

	December 31,
	2020	2019
Furniture and fixtures	$294	$5
Office equipment	74	26
Lab equipment	173	92
Leasehold improvements	141	69
Property and equipment, at cost	682	192
(Less): Accumulated depreciation and amortization	134	38
Property and equipment, net of accumulated depreciation	$548	$154
Depreciation expense (included within “total operating expenses” in the accompanying Statements of Operations and Comprehensive Loss) for the years ended December 31, 2020 and 2019 was $0.1 million and $37 thousand, respectively.
(b) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	December 31,
	2020	2019
Trade accounts payable and other	$2,237	$456
Operating lease liability, current portion	282	64
Accrued clinical studies	1,524	—
Employee stock option early exercise liability, current portion	304	—
Accounts payable and other accrued liabilities	$4,347	$520
(c) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	December 31,
	2020	2019
Operating lease liability, non-current portion	$549	$100
Employee stock option early exercise liability, non-current portion	56	—
Other long-term liabilities	$605	$100
4. STOCKHOLDERS’ EQUITY
Authorized Stock
Under the October 2020 Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of stock: common and preferred. The total number of shares authorized for issuance is 200.0 million of common shares and 10.0 million of preferred shares.
Preferred Stock Overview
Series A Preferred Stock Issuance

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
In March and May 2018, the Company executed a private placement Series A Stock Purchase Agreement and issued 1.6 million shares of Series A Preferred Stock at $2.3174 per share for net proceeds of $3.6 million, after issuance costs of $0.1 million.
Series B Preferred Stock Issuance
In December 2019, the Company executed a private placement Series B Stock Purchase Agreement of 6.7 million shares of Series B Preferred Stock at $8.9904 per share for net proceeds of $57.4 million, after issuance costs of $0.2 million. Concurrently, convertible notes issued in May, August, and October 2019 for aggregate proceeds of $2.0 million were converted based on principal and accrued interest, and the Company issued 0.3 million shares of Series B Preferred Stock at its contractual conversion price (see Note 8).
Series C Preferred Stock Issuance
In September 2020, the Company executed a private placement Series C Stock Purchase agreement of 2.9 million shares of Series C Preferred Stock at a purchase price of $14.0003 per share for net proceeds of $39.8 million, after issuance costs of $0.2 million.
On October 20, 2020, upon the closing of the IPO, all outstanding shares of preferred stock were automatically converted into an aggregate 11,107,018 shares of the Company's common stock and $103.2 million of mezzanine equity was reclassified to common stock and additional paid-in capital. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

The table below includes preferred stock details as of December 31, 2019.

As of December 31, 2019	Authorized	Outstanding	Net Carrying Value	Liquidation Preference	Original Issue Price
Series A Preferred Stock	1,575,030	1,575,030	$3,564	$3,650	$2.3174
Series B Preferred Stock	6,731,649	6,674,909	$59,838	$60,010	$8.9904
Total	8,306,679	8,249,939	$63,402	$63,660
Common Stock Overview and Reserve for Future Issuance
Common stockholders have one vote for each share of common stock held and are entitled to receive any dividends declared by the Company’s Board of Directors when legally available for distribution, subject to the dividend rights of the holders of Series A, Series B, and Series C preferred stock discussed above. For the years ended December 31, 2020 and 2019, no dividends were declared.
As of December 31, 2020 and 2019, the Company had 20.5 million and 2.7 million common shares issued, respectively. At December 31, 2020 and 2019, the Company had 20.3 million and 2.6 million, common shares outstanding, respectively. The following shares of common stock were reserved for issuance:

	December 31,
	2020	2019
Preferred Stock outstanding	—	8,249,939
Stock options issued and outstanding	1,836,739	297,142
Stock options reserved for future grant	9,414,091	2,150,867
Total shares of common stock reserved	11,250,830	10,697,948
5. STOCK-BASED COMPENSATION

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
2020 Equity Incentive Plan
The Company's Board of Directors and stockholders adopted and approved the Company's 2020 Equity Incentive Plan (the “2020 Plan”) on October 8, 2020. The 2020 Plan replaces the 2016 Plan, however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company's common stock available for issuance under the 2020 Plan equal the initial sum of 9,000,000 shares plus 2,432,980 shares remaining available for issuance under the 2016 Plan, or issued pursuant to or subject to awards granted under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

The number of common shares reserved for issuance under the 2020 Plan are increased automatically on the first business day of each fiscal year, commencing in 2021 and ending in 2030, by a number equal to the lesser of: (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company's Board of Directors. In general, to the extent that any awards under the 2020 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2020 Plan, those shares will again become available for issuance under the 2020 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
Prior to adopting the 2020 Plan, the Company had one active stockholder-approved stock-based compensation plan (the “2016 Plan”), adopted in December 2016, which permitted the grant of incentive stock options, nonqualified stock options, stock awards and certain other awards to its employees, members of its Board of Directors, and consultants.
Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2016 Plan and 2020 Plan at an exercise price of not less than 100% of the fair market value of common stock on the respective date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee.
Through December 31, 2020, all awards issued under the 2016 Plan were in the form of stock options. These option agreements have service and/or performance conditions for vesting, unless immediately vested on the date of grant. Stock options granted typically have one to four-year service conditions for full vesting. The performance conditions for vesting are explicitly stated in each option agreement and are associated with clinical, business development, or operational milestones.
Stock options must generally be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may be exercised within 12 months after the date of termination upon death; six months after the date of termination upon disability; and three months after the date of termination for all other separations.
Stock-Based Compensation Summary
Stock-based compensation expense for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Research and development	$260	$6
General and administrative	579	12
Total stock-based compensation	$839	$18

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
Valuation Assumptions of Stock Options
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Year Ended December 31,
	2020	2019
Exercise price (estimated fair value per common share on grant date)	$2.01 to $10.99	$0.45
Expected term (in years) (a)	6.25	5.94 to 6.25
Risk-free interest rate (b)	0.38% to 0.47%	2.4% to 2.5%
Expected volatility (c)	70.1% to 71.2%	82.5% to 89.4%
Expected dividend yield (d)	—	—
Weighted-average grant-date fair value per stock option	$4.16	$0.34
(a)Determined using the “simplified method” under applicable GAAP (SAB 107); the maximum contractual term of issued stock options is 10 years.
(b)Based upon the U.S. Treasury yields in effect during the period which the options were granted (for a period equaling the stock options’ expected term).
(c)Measured using the volatility of the stock price for the Company’s designated peer group of publicly-traded companies for a period equal to the expected option term.
(d)Tarsus does not expect to declare any cash dividends in the foreseeable future.
Stock Option Activity
Stock option activity during the years ended December 31, 2020 and 2019 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding - December 31, 2018	267,041	0.31	9.51	$37
Granted	32,793	0.45
Exercised	—
Forfeited	(1,907)	0.45
Expired	(785)	0.45
Outstanding - December 31, 2019	297,142	0.32	8.60	$37
Granted	1,741,384	4.16
Exercised	(197,179)	1.88
Forfeited	(4,608)	0.90
Expired	—
Outstanding - December 31, 2020	1,836,739	$3.77	9.15	$68,981
Vested - December 31, 2020	428,491	$1.68	8.47	$16,988
Unvested - December 31, 2020	1,408,248	$4.41	9.36	$51,993
____________
(1)Represents the total difference between the estimated stock price fair value as of December 31, 2020 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2020. The amount of any intrinsic value will change in relation to any increases or decreases in the then-determined fair value of the Company’s common stock.
The total grant-date fair value of options that vested during the years ended December 31, 2020 and 2019 was $0.7 million and $33 thousand, respectively.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
The following table summarizes information with respect to stock option grants as of December 31, 2020:

	As of December 31, 2020
	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)	Granted Stock Options Exercisable	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
$0.0007	83,809	$3,464	6.91	83,809	$3,464	6.91
$0.45	195,088	7,976	7.86	158,647	6,547	7.82
$2.01	1,143,868	44,982	9.33	1,085,376	44,566	9.34
$10.99	413,974	12,559	9.73	22,158	883	9.73
	1,836,739	$68,981	9.15	1,349,990	$55,460	9.01
As of December 31, 2020, there was unrecognized compensation expense of $6.5 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.8 years.
Early Exercise Feature of Certain Stock Options
The 2016 Plan permits certain option holders to exercise awarded options prior to vesting. Upon early exercise, the options become subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award and unvested options are subject to repurchase by the Company upon termination at the same price exercised. These unvested shares are reported as issued, but not outstanding while subject to repurchase by the Company and are also excluded from the basic and diluted net loss per share calculation until the repurchase right lapses upon vesting.
The Company initially records a liability for these early exercises that is subsequently reclassified into stockholders’ equity on a pro rata basis as vesting occurs. As of December 31, 2020 the Company has recorded the unvested portion of the exercise proceeds of $0.4 million as a liability from the early exercise in the accompanying Balance Sheets. During the years ended December 31, 2019, the Company repurchased 26,927 of unvested common stock options from a former consultant in connection with termination of his consulting agreement. As of December 31, 2019, all stock options with early exercise features were either vested or immaterial if early exercised and the Company reported no corresponding liability in the accompanying Balance Sheets.
6. NET LOSS PER SHARE
Net loss per share attributable to common stockholders was computed by dividing net loss by the weighted-average number of common shares outstanding for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net loss	$(26,811)	$(4,670)
Weighted-average shares—basic and diluted	6,207,367	2,362,768
Net loss per share attributable to common stockholders—basic and diluted	$(4.32)	$(1.98)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive for the periods presented:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019
Stock options, unexercised—vested and unvested	1,836,739	297,142
Series A and Series B Preferred Stock, outstanding	—	1,922,491
Stock options early-exercised and unvested	179,375	4,300
Convertible promissory notes	—	93,421
Total	2,016,114	2,317,354

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(xiii)):

	Year Ended December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$168,129	$—	$—	$168,129
Total assets measured at fair value	$168,129	$—	$—	$168,129

	Year Ended December 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$57,952	$—	$—	$57,952
Total assets measured at fair value	$57,952	$—	$—	$57,952
Money Market Funds
Money market fund holdings are included in cash and cash equivalents on the accompanying balance sheets and are classified within Level 1 of the fair value hierarchy because they have readily-available market prices in active markets that are publicly accessible at the measurement date. These money market funds are invested in U.S. Treasury bills and notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government or its agencies.
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
Embedded Derivative and its Accounting
The Notes allowed for redemption upon a qualified equity financing that was determined to be a contingent redemption feature that was not closely related to the Notes and was thus was required to be bifurcated as a derivative liability on the balance sheet. Based on the features of this derivative, the Company accounted for it as an implied discount in presenting the carrying value of these Notes. This discount was accreted over the term to maturity of the Notes using the effective interest method, resulting in aggregate interest expense recognition (non-cash) of $0.1 million for the year ended December 31, 2019. As the Notes were converted in December 2019, no interest expense was recorded for the year ended December 31, 2020.
Changes in the embedded derivatives’ fair value at each reporting period were recognized in the accompanying statements of operations and comprehensive loss within “changes in fair value of derivative liabilities,” resulting in incremental “other expense” recognition (non-cash) of $0.1 million for the year ended December 31, 2019. As the Notes were converted in December 2019, no other expense related to changes in fair value of derivative liabilities was recorded for the year ended December 31, 2020.
9. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters lease agreements with unaffiliated parties for the use of office and laboratory facilities and office equipment. As of December 31, 2019, the Company had one active facility lease in Irvine, California, that commenced on March 1, 2019 and expires April 30, 2022. This lease has a renewal option at the end of term, for which the Company was not reasonably certain to exercise at the lease commencement. As such, the renewal option

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
was not included in the lease term used to calculate the right-of-use lease asset and lease liability. Prior to March 1, 2019, the Company did not have any material lease arrangements. As of December 31, 2020, the Company recorded an impairment of the operating lease right-of-use asset for this research and development facility of $15 thousand.
The Company entered into two additional facility leases that commenced on June 1, 2020 for adjacent administrative and laboratory suites in Irvine, California. These leases expire on January 31, 2024. Both of these leases included a renewal option at the end of its term, for which the Company was not reasonably certain to exercise at the lease commencement. As such, the renewal option was not included in the lease term used to calculate the right-of-use lease asset and lease liability. In connection with these two leases the Company capitalized right-of-use assets along with an accompanying lease liability of $0.7 million.
All of the Company’s facility leases have minimum annual rent, payable monthly, and carry fixed annual rent increases. Under the arrangements, real estate taxes, certain operating expenses, and common area maintenance are reimbursable to the lessor. These amounts are expensed as incurred, as they are variable in nature and therefore excluded from the measurement of the reported right-of-use asset and liability discussed below. During the years ended December 31, 2020 and 2019, the Company had no sublease arrangements with it as lessor.

Adoption of New Lease Standard, Topic 842

Beginning January 1, 2019, the Company adopted ASU 2016-02, Leases (“Topic 842”). Under this new lease accounting standard, the Company recognized a right-of-use asset and lease liability on the accompanying Balance Sheets for all material leases. Management elected the “modified retrospective approach” with an effective transition date of January 1, 2018 upon adoption and the available practical expedients. The Company also elected to (1) not separate “lease components” from “non-lease components” in the measurement of minimum payments for its leases and (2) not recognize a lease asset and liability for a term of 12 months or less. Lease expense is recognized on a straight-line basis over the expected term of the lease. In March 2019, the Company capitalized a right-of-use asset of $0.2 million along with an accompanying $0.2 million lease liability.
As part of applying Topic 842, the Company determines if an arrangement is or contains a lease and the classification of that lease at contract execution. The classification of leases as “operating” or “finance” leases along with the initial measurement and recognition of the associated right-of-use assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. Since an implicit rate for the operating lease for the Company’s Irvine facility was not determinable and was not implicit in the lease, the Company calculated an estimated incremental borrowing rate based upon what it would have to pay to borrow on a collateralized bases over a similar term and amount equal to the lease payments in a similar economic environment. The right-of-use lease asset is based on the corresponding lease liability and adjusted for (i) applicable payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives provided by the lessor.
Components of Lease Expense
The liability associated with each lease is amortized over the respective lease term using the effective interest rate method. The Company’s right-of-use assets are amortized over the lease term on a straight-line basis to lease expense, as reported on an allocated basis within “research and development” and “general and administrative” expenses in the accompanying Statements of Operations and Comprehensive Loss. For the years ended December 31, 2020 and 2019 the Company recognized $0.2 million and $0.1 million for lease expense, respectively. The Company had $25 thousand of variable lease payments, including non-lease components such as common area maintenance fees recognized as lease expense for the year ended December 31, 2020. There were no variable lease payments for the year ended December 31, 2019.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
Weighted-Average Remaining Lease Term and Applied Discount Rate
The Company had three active leases for its Irvine office and laboratory facility, with a remaining lease term of two years and four months as of December 31, 2019 and a remaining lease term of 1 year and 4 months as of December 31, 2020. The Company had two additional facility leases commence on June 1, 2020, with remaining lease terms of 3 years, 1 month as of December 31, 2020. The weighted-average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate was not readily determinable for each lease. The weighted average remaining lease term for the Company’s leases as of December 31, 2020 is 2 years, 10 months.
Future Contractual Lease Payments as of December 31, 2020
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - future payments	December 31, 2020
2021	$349
2022	298
2023	281
2024	25
2025	—
Total future lease payments, undiscounted	$953
(Less): Imputed interest	(122)
Present value of operating lease payments	$831
(b) In-License Agreements for Lotilaner
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

The Company paid a $1.0 million upfront payment at the execution of the January 2019 Agreement, which is reported within “research and development” expense within the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2019. The Company also paid a required $1.0 million clinical milestone payment in the September 2020 as part of an achieved Phase 2b/3 clinical trial milestone for the treatment of Demodex blepharitis; this amount is reported within “research and development” expense within the accompanying Statements of Operations and Comprehensive Loss for year ended December 31, 2020.

The Company will make further payments to Elanco pursuant to the January 2019 Agreement upon achievement of various clinical milestones for an aggregate maximum of $5.0 million and various commercial and sales threshold milestones for an aggregate maximum of $79.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net sales. If the Company receives payments from any sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which the Company achieved applicable regulatory approval prior to sublicense execution.
All Other Disease or Conditions in Humans

In September 2020, the Company executed an expanded license agreement with Elanco, granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner treatment or cure of all other diseases and conditions in humans – beyond that of the eye or skin (the “September 2020 Agreement”).

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
The Company issued Elanco 222,460 shares of its common stock as consideration for the license at the execution of the September 2020 Agreement. The value of these shares was $3.1 million ($14.0003 per share, approximating the Company's Series C preferred stock issuance price – see Note 4) and is reported within “research and development” expense within the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. In addition, in March 2021, the Company agreed to issue 187,500 shares of its common stock to Elanco during the second quarter of 2021 to maintain the September 2020 Agreement.

The Company recorded the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets thus satisfying the requirements of the screen test in ASU 2017-01. The assets acquired in the transaction were measured based on the upfront payment to Elanco and the fair value of the common stock shares issued to Elanco, as the fair value of the consideration given was more readily determinable than the fair value of the assets received. Because the assets have not yet received regulatory approval and have no alternative future use, the fair value attributable to these assets were recorded as research and development expenses.

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
(c) Clinical Research Organization and Contract Manufacturer Agreements
We enter into contracts in the normal course of business with clinical research organizations and clinical sites and with contract manufacturers for pre-clinical and clinical drug supply, as well as with various other vendors in operating our business. These contracts generally provide for termination provisions with requisite notice.
(d) Employment Agreements
The Company has entered into employment agreements with four of its named executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as in connection with a change in control event or other significant transaction.
(e) Other Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company is currently not aware of any such matters where there is at least a reasonable possibility that a material loss has been or will be incurred for financial statement recognition.
(f) Indemnities and Guarantees
The Company has certain indemnity commitments, under which it may be required to make payments to its officers and directors in relation to certain transactions to the maximum extent permitted under applicable laws. The duration of these indemnities varies, and in certain cases, is indefinite and does not provide for any limitation of maximum payments. The Company has not been obligated to make any such payments to date and no liabilities have been recorded for this contingency in the accompanying balance sheets.
10. INCOME TAXES
A reconciliation of income taxes was computed by applying the federal statutory income tax rate in each period to the pretax loss for the years ended December 31, 2020 and 2019, and adjusted for certain classes of transactions, as summarized below:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019
Expected tax benefit at statutory rate	$(5,630)	$(981)
State income tax, net of federal benefit	1	1
Permanent items	5	4
Research and development credits	(632)	(31)
Loss on extinguishment of convertible notes	—	54
Non-deductible interest	—	35
Other	119	4
Change in valuation allowance	6,138	915
Income tax provision	$1	$1
Significant components of the deferred tax assets and liabilities at December 31, 2020 and 2019, are presented below:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$5,391	$961
Research and development credit carryforwards	710	88
Intangible assets	1,046	211
Other, net	476	104
Total deferred tax assets before valuation allowance	7,623	1,364
Less: valuation allowance	(7,475)	(1,338)
Total deferred tax assets	$148	$26
Deferred tax liabilities, net:
Operating lease right-of-use assets	(148)	(26)
Net deferred tax asset	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized and evaluates the recoverability of its deferred tax assets on at least an annual basis. The Company has determined that its deferred tax assets, with the exception of amounts supported by the reversal of taxable temporary differences, are not realizable. Consequently, the Company has recorded a valuation allowance on deferred tax assets of $7.5 million and $1.3 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company has federal and California net operating loss carryforwards of approximately $25.3 million and $4.0 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act), for U.S. income tax purposes, net operating losses generated prior to December 31, 2017 can be carried forward for up to 20 years, while net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against taxable income. The Company’s total federal net operating loss of $25.3 million includes $45 thousand that will begin to expire in 2037 and $25.2 million that will not expire but will only be able to be offset 80% of future taxable income within each year. The California net operating losses will begin to expire in 2037. At December 31, 2020, the Company had federal and California research and development tax credits of $0.6 million and $0.4 million, respectively. The federal research and development tax credits begin to expire in 2037 unless previously utilized, and the California credit carryforwards are available indefinitely.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
The Internal Revenue Code (IRC) Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities. As of December 31, 2020, the Company had gross unrecognized tax benefits of $0.5 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheet at December 31, 2020 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2020 or 2019.
The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	33	20
Additions related to current year positions	217	13
Additions related to prior year positions	242	—
Decreases related to prior year positions	(4)	—
Balance at end of year	488	33
The Company is subject to taxation in the United States and California. All tax years from inception are subject to examination by federal and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties related to income tax matters have been incurred at December 31, 2020 and 2019 and the years then ended. Further, the Company is not currently under examination by any federal, state, or local tax authority.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
11. SUBSEQUENT EVENTS
Out-license of TP-03 Commercial Rights in Greater China in March 2021

On March 26, 2021, the Company executed an out-license agreement with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and Meibomian Gland Disease (MGD) within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "Territory"). The Company is contractually entitled to receive (i) an aggregate $25 million by June 30, 2021, (ii) regulatory and sales milestone receipts totaling $75 million and $100 million, respectively, (iii) tiered royalties in the low double-digits on net sales of TP-03 within the Territory, and (iv) a minority interest in LianBio that vests upon the achievement of certain clinical and regulatory events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Assessment Regarding Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2020.
Item 9B. Other Information.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2020 (the Proxy Statement), and is incorporated in this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

(1) Financial Statements (included in Part II of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Balance Sheets
•Statements of Operations and Comprehensive Loss
•Statements of Preferred and Common Stock and Stockholder's Equity (Deficit)
•Statements of Cash Flows
•Notes to Financial Statements

(2) Financial Statement Schedules:
All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements

(b) The following exhibits are included herein or incorporated herein by reference:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	October 20, 2020
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-39614	3.2	October 20, 2020
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-249076	4.1	October 9, 2020
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					X
4.3	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	October 9, 2020
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-249076	10.1	October 9, 2020
10.2#	Tarsus Pharmaceuticals, Inc. 2016 Stock Plan, as amended and forms of agreements thereunder.	S-1	333-249076	10.2	September 25, 2020
10.3#	Tarsus Pharmaceuticals, Inc. 2020 Equity Incentive Plan and form of agreements thereunder.	S-8	333-249571	99.2	October 20, 2020
10.4#	Tarsus Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-249571	99.3	October 20, 2020
10.5#	Amended and Restated Offer Letter, dated October 8, 2020, between the Registrant and Bobak Azamian, M.D., Ph.D.	S-1/A	333-249076	10.5	October 9, 2020
10.6#	Offer Letter, dated March 15, 2020, between the Registrant and Leo M. Greenstein.	S-1	333-249076	10.6	September 25, 2020
10.7#	Offer Letter, dated June 4, 2020, between the Registrant and Seshadri Neervannan, Ph.D.	S-1	333-249076	10.7	September 25, 2020
10.8#	Offer Letter, dated October 29, 2018, between the Registrant and Mark Holdbrook.	S-1	333-249076	10.8	September 25, 2020
10.9#	Offer Letter, dated June 22, 2020, between the Registrant and Aziz Mottiwala.	S-1	333-249076	10.9	September 25, 2020
10.10†	License Agreement, dated January 31, 2019, between the Registrant and Elanco Tiergesundheit AG.	S-1/A	333-249076	10.10	October 9, 2020
10.11†	Amendment to License Agreement, dated September 3, 2020, between the Registrant and Elanco Tiergesundheit AG.	S-1/A	333-249076	10.11	October 9, 2020
10.12†^	License Agreement, dated September 3, 2020, between the Registrant and Elanco Tiergesundheit AG.	S-1/A	333-249076	10.12	October 9, 2020
10.13	Office Lease, dated May 28, 2020, between the Registrant and Discovery Business Center LLC.	S-1	333-249076	10.13	44099
10.14^*	Sublease Agreement, dated May 29, 2020, between the Registrant and Avent, Inc., as amended by First Amendment to Sublease Agreement, dated July 30, 2020, between the Registrant and Avent, Inc.	S-1	333-249076	10.14	September 25, 2020
10.15#	Management Cash Incentive Plan.	S-1/A	333-249076	10.15	October 9, 2020
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

^	Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates a management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(c)    Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on this 31st day of March, 2021.

Tarsus Pharmaceuticals, Inc.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobak Azamian, M.D., Ph.D., Leo Greenstein, and Bryan Wahl, M.D., and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobak Azamian, M.D., Ph.D.	Chief Executive Officer, President and Director	March 31, 2021
Bobak Azamian, M.D., Ph.D.	(Principal Executive Officer)

/s/ Leo M. Greenstein	Chief Financial Officer	March 31, 2021
Leo M. Greenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Ackermann, Ph.D.	Chairman	March 31, 2021
Michael Ackermann, Ph.D.

/s/ Bhaskar Chaudhuri, Ph.D.	Director	March 31, 2021
Bhaskar Chaudhuri, Ph.D.

/s/ Andrew Goldberg, M.D.	Director	March 31, 2021
Andrew Goldberg, M.D.

/s/ William J. Link, Ph.D.	Director	March 31, 2021
William J. Link, Ph.D.

/s/ Jason Tester	Director	March 31, 2021
Jason Tester

/s/ Wendy Yarno	Director	March 31, 2021
Wendy Yarno