Form 10-Q
period 2021-03-31
Tarsus Pharmaceuticals, Inc.
filed 2021-05-11
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

20,524,474 shares of common stock, $0.0001 par value, outstanding as of May 1, 2021.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,179	$168,129
Restricted cash	20	20
Accounts receivable	25,000	—
Contract asset	7,199	—
Other receivables	247	20
Prepaid expenses and other current assets	2,806	2,486
Total current assets	191,451	170,655
Property and equipment, net of accumulated depreciation	589	548
Operating lease right-of-use asset	584	688
Other assets	1,330	81
Total assets	$193,954	$171,972
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,433	$4,347
Accrued payroll and benefits	685	1,040
Total current liabilities	10,118	5,387
Other long-term liabilities	604	605
Total liabilities	10,722	5,992
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,703,849 shares issued and 20,524,474 outstanding, which excludes 179,375 shares subject to repurchase at March 31, 2021 (unaudited); 20,502,576 shares issued and 20,323,301 outstanding, which excludes 179,375 shares subject to repurchase at December 31, 2020	4	4
Additional paid-in capital	205,697	198,821
Accumulated deficit	(22,469)	(32,845)
Total stockholders’ equity	183,232	165,980
Total liabilities, preferred stock and stockholders’ equity	$193,954	$171,972
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
License fees	$33,311	$—
Collaboration revenue	121	—
Total revenues	33,432	—
Operating expenses:
Cost of license fees and collaboration revenue	1,297	—
Research and development	16,261	1,512
General and administrative	5,160	606
Total operating expenses	22,718	2,118
Income (loss) from operations before other (expense) income and income taxes	10,714	(2,118)
Other income (expense):
Interest income (expense), net	9	161
Other (expense) income, net	(34)	—
Total other (expense) income	(25)	161
Provision for income taxes	(313)	—
Net income (loss) and comprehensive income (loss)	$10,376	$(1,957)
Net income (loss) per share
Basic	$0.51	$(0.74)
Diluted	$0.47	$(0.74)
Weighted-average shares outstanding
Basic	20,336,022	2,650,363
Diluted	21,824,574	2,650,363

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980
Net income	—	—	—	—	—	10,376	10,376
Recognition of stock-based compensation expense	—	—	—	—	1,363	—	1,363
Exercise of vested stock options	—	—	13,773	—	19	—	19
Shares issued as consideration for in-license rights	—	—	187,500	—	5,494	—	5,494
Balance as of March 31, 2021	—	$—	20,524,474	$4	$205,697	$(22,469)	$183,232

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	8,249,939	$63,402	2,646,619	$2	$27	$(6,034)	$(6,005)
Net loss	—	—	—	—	—	(1,957)	(1,957)
Recognition of stock-based compensation expense	—	—	—	—	4	—	4
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	4,300	—	—	—	—
Balance as of March 31, 2020	8,249,939	63,402	2,650,919	2	31	(7,991)	(7,958)

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$10,376	$(1,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64	15
Stock-based compensation (Note 5)	1,363	4
Amortization of operating lease right-of-use asset (Note 8(a))	43	12
Loss on disposal of property and equipment	70	—
Loss on lease termination	2	—
Unrealized gain from transactions denominated in a foreign currency	(35)	—
Issuance of common stock pursuant to in-license agreement	5,494	—
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	—
Contract asset	(7,199)	—
Other receivables	(227)	4
Prepaid expenses and other current assets	(321)	(222)
Other non-current assets	(1,255)	—
Accounts payable and other accrued liabilities	5,063	313
Accrued payroll and benefits	(355)	(165)
Other long-term liabilities	123	—
Net cash used in operating activities	(11,794)	(1,996)
Cash Flows From Investing Activities:
Purchases of property and equipment	(175)	(36)
Cash used in investing activities	(175)	(36)
Cash Flows From Financing Activities:
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	—	(27)
Proceeds from exercise of vested stock options	19	—
Net cash provided by financing activities	19	(27)
Net decrease in cash, cash equivalents and restricted cash	(11,950)	(2,059)
Cash, cash equivalents, and restricted cash — beginning of year	168,149	57,972
Cash, cash equivalents, and restricted cash — end of period	$156,199	$55,913
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$156,179	$55,893
Restricted cash	20	20
Cash, cash equivalents and restricted cash	$156,199	$55,913
Supplemental Disclosures Noncash Investing and Financing Activities:
Additions of property and equipment in accounts payable and other accrued liabilities	$—	$12
Derecognition of right-of-use asset upon lease termination	$(38)	$—
Stock issued to licensor pursuant to execution of out-license agreement	$5,494	$—
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
(b) Initial Public Offering and Reverse Stock Split

On October 20, 2020, the Company completed its initial public offering ("IPO") through an underwritten sale of 6,325,000 shares of its common stock at a price of $16.00 per share, inclusive of an additional 825,000 common shares sold upon the full exercise of the underwriters’ purchase option. The aggregate net proceeds by the Company from the offering totaled $91.7 million after deducting underwriting discounts and commissions and other offering expenses.

Concurrent with the closing of the Company's IPO, all then-outstanding shares of its convertible preferred stock (see Note 4) were automatically converted into an aggregate of 11,107,018 issued shares of common stock.

On October 8, 2020, the Tarsus Board of Directors approved a 1-for-7.4276 reverse stock split and a certificate of amendment was filed to restate the Company's certificate of incorporation to effect this reverse split. The par value was not adjusted as a result of the reverse stock split. All share and per share information included in the accompanying financial statements give retroactive effect to this reverse stock split for all periods presented.
(c) Liquidity Risks
The Company has no product sales, and since inception, has accumulated losses and negative cash flows from operations, resulting in an accumulated deficit of $22.5 million as of March 31, 2021 and $32.8 million as of December 31, 2020. The Company’s cash and cash equivalents was $156.2 million and $168.1 million as of March 31, 2021 and December 31, 2020, respectively. The Company has funded its inception to-date operations primarily through equity capital raises.
The Company believes that existing capital resources will be sufficient to meet projected operating requirements for at least 12 months from the date of issuance of the accompanying financial statements.

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
The Company’s operations have consisted primarily of the build-out of its corporate organization, in-licensing intellectual property, and conducting preclinical and clinical studies. The Company faces risks associated with early-stage biotechnology companies whose product candidates are in development that require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require the Company to expend large amounts of additional capital to complete research and development, achieve research and development objectives, defend intellectual property rights, and recruit and retain skilled personnel, including key members of management.
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
The interim condensed balance sheet as of March 31, 2021, and the interim condensed statements of operations and comprehensive income (loss), changes in preferred stock and stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments, necessary for the fair statement of the Company’s financial information. The financial data and other information disclosed in these notes related to the three and nine-month periods are also unaudited. The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The condensed interim operating results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.
The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.
The preparation of financial statements in conformity with GAAP and with the rules and regulations of the Securities and Exchange Commission (“SEC”) requires management to make informed estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an on-going basis, management evaluates its most critical estimates and assumptions, including those related to the (i) fair value of equity-based awards and periodic recognition of stock-based compensation, (ii) the realization of income tax assets and estimates of tax liabilities, and (iii) expense accruals related to research and development activities, including clinical trials.
Accounting policies and estimates that most significantly impact the presented amounts within the accompanying condensed financial statements are further described below:
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
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic, though the Company continues to monitor the potential impact COVID-19 may have on its ongoing and planned

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
clinical trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on these activities or its financial condition.
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
The Company’s product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive these necessary approvals. If the Company is denied approval, approval is delayed, or is unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company's business.
(v) Property and Equipment
Property and equipment is stated at historical cost and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. Other than the right-of-use ("ROU") asset impairment discussed in Note 8, there were no events or changes in business circumstances during the three months ended March 31, 2021 or year ended December 31, 2020 that indicated the carrying amounts of any long-lived assets were not fully recoverable.
(vi) Revenue Recognition for Out-License Arrangements

Overview

The Company currently has a single out-license arrangement that allows the licensee to market the Company’s TP-03 product (representing "functional intellectual property") in certain territories for a stated term. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s allocable transaction price (including variable consideration), (c) the stand-alone selling price for each performance obligation identified, and (d) the periods over which such revenue is recognized.

The Company's out-license arrangement, as described in Note 9, was analyzed to determine whether the promised goods or services, which include the license, and know-how, data, and information necessary or reasonably useful for the research, development, manufacture, or commercialization of any license product, and governance committee services, are distinct, or must be accounted for as part of a combined performance obligation. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own, and/or whether the required expertise is readily available. If the license is considered to not be distinct, the license is combined with other promised goods or services as a combined performance obligation.
The Company enters into out-license arrangements in exchange for the following forms of consideration: (i) upfront cash payments, (ii) equity-based consideration, (iii) sales royalties, (iv) sales threshold milestones, (v) development milestone fees, and (vi) regulatory milestone fees. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
thereby periods over which revenue is recognized, are subject to estimates by management and may change over the course of the agreement.
Contractual Terms for the Right to Collect Payment

The contractual terms that establish the Company’s right to collect payment from its customer once the performance obligation is satisfied and require evaluation of the timing and amount of revenue recognition are as follows:

(1) Upfront License Fees: The Company determines whether non-refundable license consideration is recognized at the time of contract execution (i.e., when the license is transferred to the customer and customer is able to use and benefit from the license) or over the actual (or implied) contractual period of the out-license. The Company also evaluates whether it has any other requirements to provide substantive services that are inseparable from the performance obligation of the license transfer to determine whether any combined performance obligation is satisfied over time or at a point in time.

(2) Development Milestones: The Company utilizes the “most likely amount” method to estimate the amount of consideration to which it will be entitled for achievement of development milestones. For those payments based on development milestones (e.g., patient dosing in a clinical study or the achievement of statistically significant clinical results), the Company assesses the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. At each reporting period, the Company re-evaluates this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis, thus reflected in the financial statements in the period of adjustment.

(3) Regulatory Milestones: The Company utilizes the “most likely amount” method to estimate the consideration to which it will be entitled and recognizes revenue in the period regulatory approval occurs (the performance obligation is satisfied). Amounts constrained as variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates whether the milestones are considered probable of being reached and not otherwise constrained. Accordingly, due to the inherent uncertainty of achieving regulatory approval, associated milestones are constrained for revenue recognition until achievement.

(4) Royalties: Under the "sales-or-usage-based royalty exception" the Company recognizes revenue based on the contractual percentage of the licensee’s sales to its customers at the later of (i) the occurrence of the related sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue from its out-licensing arrangements.

(5) Sales Threshold Milestones: Similar to royalties, applying the "sales-or-usage-based royalty exception", the Company recognizes revenue from sales threshold milestones at the later of (i) the period the licensee achieves the one-time annual product sales levels in their territories for which the Company is contractually entitled to a specified lump-sum receipt, or (ii) the date upon which the performance obligation to which some or all of the milestone has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales threshold milestone revenue from out-licensing arrangements.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company has entered, and may continue to enter into, license agreements to access and utilize intellectual property for drug development. In each case, the Company evaluates if the assets acquired in a transaction represent the acquisition of an asset or a business, as defined under applicable GAAP. The Company’s executed in-license agreements (see Note 8(b)) were evaluated and determined to represent asset acquisitions. Because these assets have not yet received regulatory approval and have no alternative future uses, the purchase price for each was immediately recognized as research and development expense. In addition, any future milestone payments (whether in the form of cash or stock) made before product regulatory approval (that do not meet the definition of a derivative) will also be immediately recognized as research and development expense when paid or becomes payable, provided there is no alternative future use of the rights in other research and development projects.
(viii) Stock-Based Compensation
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
All stock-based compensation costs are reported in the Statements of Operations and Comprehensive Income (Loss) within "research and development" expense or "general and administrative" expense, based upon the underlying employee's role within the Company.
(ix) Income Taxes

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
A valuation allowance is recorded to reduce deferred tax assets, because based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If and when the Company were to determine that deferred tax assets are realizable, an adjustment to the corresponding valuation allowance would increase the net income in the period that such determination was made.
In the event that the Company is assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included as a component of “income tax expense” within the Statements of Operations and Comprehensive Income (Loss) in the period the notice was received. To date there have been no interest or penalties charged.
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and had no material impact to its financial statements.
(x) Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without the consideration for potential dilutive shares of common stock. Diluted net income (loss) per share is computed by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. The Company’s participating securities include unvested common stock awards issued upon early exercise of certain stock options, as early exercised unvested common stock awards have a non-forfeitable right to dividends. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, so in periods of net losses, the two-class method of calculating basic and diluted earnings per share is not required. In periods of net income, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. In periods of net income, net income is attributed to both common stockholders and participating security holders, and therefore, net income was allocated to common shares and participating securities, as if all of the earnings for the period had been distributed. Diluted earnings per share under the two-class method is calculated using the more dilutive of the treasury stock or the two-class method.
Due to a net loss for the three months ended March 31, 2020, all otherwise potentially dilutive securities are antidilutive. Accordingly, basic net loss per share equals diluted net loss per share for the three months ended March 31, 2020.
(xi) Fair Value Measurements
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
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments (see Note 7) are carried at fair value based on unobservable market inputs.
(xii) Comprehensive Income (Loss)
Comprehensive income (loss) represents all changes in stockholders’ equity (deficit), except those resulting from distributions to stockholders. For all periods presented, comprehensive income (loss) was the same as reported net income (loss).
(xiii) Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements have been discussed within the footnote to which each relates. Other recent accounting pronouncements not disclosed in these condensed financial statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current and expected future financial position, results of operations, or cash flows.
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying balance sheets are summarized below:
(a) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$349	$294
Office equipment	52	74
Lab equipment	167	173
Leasehold improvements	163	141
Property and equipment, at cost	731	682
(Less): Accumulated depreciation and amortization	142	134
Property and equipment, net of accumulated depreciation and amortization	$589	$548
Depreciation expense (included within “total operating expenses” in the accompanying Statements of Operations and Comprehensive Income (Loss)) for the three months ended March 31, 2021 and 2020 was $64 thousand, and $15 thousand, respectively.
(b) Other Assets

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
"Other assets" consists of the following:

	March 31, 2021	December 31, 2020
Deposits	$27	$33
Equity warrant rights*	1,233	—
Other long term assets	70	48
Other assets	$1,330	$81
*In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321),      Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is in the process of determining the impact the adoption will have on its financial statements, beginning as of and for the three months ending March 31, 2022. In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is also effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is also in the process of determining the impact the adoption will have on its financial statements, also beginning in the first quarter of 2022.
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	March 31, 2021	December 31, 2020
Trade accounts payable and other	$4,997	$2,237
Operating lease liability, current portion	221	282
Accrued clinical studies	3,567	1,524
Income taxes payable	313	—
Employee stock option early exercise liability, current portion	335	304
Accounts payable and other accrued liabilities	$9,433	$4,347
(d) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	March 31, 2021	December 31, 2020
Operating lease liability, non-current portion	$456	$549
Derivative liability	123	—
Employee stock option early exercise liability, non-current portion	25	56
Other long-term liabilities	$604	$605
4. STOCKHOLDERS’ EQUITY
Authorized Stock

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Under the October 2020 Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of stock: common and preferred. The total number of shares authorized for issuance is 200.0 million shares of common stock and 10.0 million shares of preferred stock.
Common Stock Overview and Reserve for Future Issuance
Common stockholders have one vote for each share of common stock held and are entitled to receive any dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the three months ended March 31, 2021 and for the year ended December 31, 2020, no dividends were declared.
As of March 31, 2021 and December 31, 2020, the Company had 20.7 million and 20.5 million shares of common stock issued, respectively. At March 31, 2021 and December 31, 2020, the Company had 20.5 million, and 20.3 million shares of common stock outstanding, respectively. The following shares of common stock were reserved for issuance:

	March 31, 2021	December 31, 2020
Stock options issued and outstanding	2,448,675	1,836,739
Stock options reserved for future grant	9,790,635	9,414,091
Total shares of common stock reserved	12,239,310	11,250,830

5. STOCK-BASED COMPENSATION
2020 and 2016 Equity Incentive Plans
The Company's Board of Directors and stockholders adopted and approved the Company's 2020 Equity Incentive Plan (the “2020 Plan”) on October 8, 2020. The 2020 Plan replaced the Company's 2016 Equity Incentive Plan adopted in December 2016 (the “2016 Plan”), however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms. The number of shares of the Company's common stock that were initially available for issuance under the 2020 Plan equaled the initial sum of 9,000,000 shares plus 2,432,980 shares that were then available for issuance under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

The number of shares of common stock reserved for issuance under the 2020 Plan are increased automatically on the first business day of each fiscal year, commencing in 2021 and ending in 2030, by a number equal to the lesser of: (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company's Board of Directors. In general, to the extent that any awards under the 2020 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2020 Plan, those shares will again become available for issuance under the 2020 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
Stock-based awards are governed by agreements between the Company and the recipients. Incentive stock options and nonqualified stock options may be granted under the 2020 Plan (and previously the 2016 Plan) at an exercise price of not less than 100% of the fair market value of common stock on the respective date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee.
Through March 31, 2021, all awards issued under the 2020 Plan and 2016 Plan were in the form of stock options. These option agreements have service and/or performance conditions for vesting, unless immediately vested on the date of grant. Stock options granted typically have one to four-year service conditions for full vesting. The performance conditions for vesting are explicitly stated in each option agreement and are associated with clinical, business development, or operational milestones.

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
Stock-Based Compensation Summary
Stock-based compensation expense is recorded in the accompanying condensed statements of operations and comprehensive income (loss) based on the assigned department of the award recipient. Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
Research and development	$344	$1
General and administrative	1,019	3
Total stock-based compensation	$1,363	$4
Early Exercise Feature of Certain Stock Options
The 2016 Plan permits certain option holders to exercise awarded options prior to vesting. Upon this early exercise, the options become subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These unvested options are subject to repurchase by the Company upon termination — at the same price previously exercised. These unvested shares are reported as issued (but not outstanding) on the accompanying Balance Sheets while subject to repurchase by the Company. These shares are also excluded from the basic net income (loss) per share until the repurchase right lapses upon vesting. These shares are considered in the diluted net income per share as of March 31, 2021.
The Company initially records a liability for these early exercises that is subsequently reclassified into stockholders’ equity on a pro rata basis as vesting occurs. As of March 31, 2021 and December 31, 2020, the Company recorded the unvested portion of the exercise proceeds of $0.4 million as a liability from the early exercise in the accompanying Balance Sheets.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
6. NET INCOME (LOSS) PER SHARE
The Company permits certain option holders to exercise awarded options prior to vesting (see Note 5). Upon this early exercise, the options become subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These early exercised options are considered to be "participating securities" due to non-forfeitable right to dividends (i.e., even prior to vesting). For the three months ended March 31, 2021, the "two-class method" was utilized to calculate diluted net income per share as it was more dilutive than the "treasury stock method". Due to a net loss for the three months ended March 31, 2020, all otherwise potentially dilutive securities are antidilutive. Accordingly, basic net loss per share equals diluted net loss per share for the three months ended March 31, 2020.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2021	2020
Basic EPS
Net income (loss)	$10,376	$(1,957)
Less: undistributed income allocated to participating securities	90	—
Net income available to common shareholders	$10,286	$(1,957)

Basic weighted average shares outstanding	20,336,022	2,650,363
Net income (loss) per share attributable to common stockholders—basic	$0.51	$(0.74)

Diluted EPS
Net income (loss)	$10,376	$(1,957)
Less: undistributed income reallocated to participating securities	84	—
Net income available to common shareholders	$10,292	$(1,957)

Basic weighted average shares outstanding	20,336,022	2,650,363
Effect of dilutive securities:
Common stock options	1,488,552	—
Diluted weighted average shares outstanding	21,824,574	2,650,363
Net income (loss) per share attributable to common stockholders—diluted	$0.47	$(0.74)
During the three months ended March 31, 2021, 0.6 million stock options were excluded from the computation of net income per share because the effect would have been anti-dilutive. Additionally, during the three months ended March 31, 2020, 2.2 million unexercised stock options and 8.2 million shares of preferred stock were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the “treasury stock method” and "if-converted method" would have been anti-dilutive.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(xiii)):

	March 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$156,179	$—	$—	$156,179
Equity warrant rights	—	—	1,233	1,233
Total assets measured at fair value	$156,179	$—	$1,233	$157,412

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$168,129	—	—	$168,129
Total assets measured at fair value	$168,129	—	—	$168,129
Money Market Funds
Money market fund holdings are included in "cash and cash equivalents" on the accompanying Balance Sheets and are classified within Level 1 of the fair value hierarchy because of their readily-available market prices in active markets that are publicly accessible at the measurement date. These money market funds are invested in U.S. Treasury, bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government or its agencies.
Equity Warrant Rights
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio Ophthalmology Limited (“LianBio”), executed a warrant agreement for the Company to purchase a stated number of common shares of LianBio, a privately-held China-focused pharmaceutical company, at fair value (on a per share basis at the time of issuance) and will vest upon the achievement of certain clinical and regulatory events.
These warrants are classified as Level 3 in the fair value measurement hierarchy. The most significant assumptions used in the option pricing valuation model to determine fair value include: the estimated current fair value of LianBio common stock, LianBio stock volatility (based on the historical volatility of similar companies), and the probability of achievement of the clinical and regulatory milestones for vesting.
These warrant agreements allow for "noncash settlement" and therefore met the criteria to be recognized as a "derivative asset" on the accompanying Condensed Balance Sheets and are presented within "other assets" as of March 31, 2021 (see Note 3(b)). These warrants will be remeasured with a corresponding amount reported in "other (expense) income, net" on the Statement of Operations and Comprehensive Income (Loss) at each reporting date, until exercised or expired. As of March 31, 2021, none of these warrant rights met the milestone criteria for vesting.
8. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters lease agreements with unaffiliated parties for the use of office and laboratory facilities and office equipment. As of December 31, 2020, the Company had three active facility leases in Irvine, California. Separately in January 2021, the Company entered into a six-month lease for an additional adjacent administrative office suite that was not capitalized due to its under 12-month term. In December 2020, the Company recorded a

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
$15 thousand impairment of its "operating lease right-of-use lease asset" in connection with its decision to early terminate one of the leases, which was completed in January 2021.
The Company's remaining two capitalized facility leases for adjacent administrative and laboratory suites in Irvine, California commenced on June 1, 2020. These leases each expire on January 31, 2024 and one includes a renewal option that was not reasonably certain to be exercised at the time of lease commencement for purposes of its associated accounting for capitalized "operating lease right-of-use asset" and accompanying lease liability included within "accounts payable and other accrued liabilities" and "other long-term liabilities" on the accompanying Condensed Balance Sheets, amounting to an aggregate $0.7 million. These operating leases have annual rent that is payable monthly and carry fixed annual increases. Also, under these arrangements, real estate taxes, certain operating expenses, and common area maintenance are paid by the Company; since these costs are variable in nature, they are excluded from the measurement of the reported right-of-use asset and liability and are expensed as incurred.
During the year ended December 31, 2020 and for the three months ended March 31, 2021, the Company had no sublease arrangements with it as lessor.
Components of Lease Expense
The liability associated with each lease is amortized over the respective lease term using the “effective interest rate method.” The Company’s right-of-use asset is amortized over the lease term on a straight-line basis to lease expense, as reported on an allocated basis within “research and development” and “general and administrative” expenses on the accompanying Statements of Operations and Comprehensive Income (Loss). The components of lease cost were as follows:

	Three months ended March 31,
	2021	2020
Operating lease cost	$60	$16
Variable lease cost	60	1
Short-term lease cost	32	—
Total lease cost	$152	$17
Weighted-Average Remaining Lease Term and Applied Discount Rate as of March 31, 2021 and December 31, 2020
As of March 31, 2021 and December 31, 2020, the Company's active facility leases had a weighted average remaining lease term of 2 years, 10 months and 2 years, 10 months, respectively. The weighted average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate was not readily determinable.
Future Contractual Lease Payments as of March 31, 2021
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Operating Leases - future payments	March 31, 2021
2021 (remaining nine months)	$199
2022	271
2023	281
2024	25
2025	—
Total future lease payments, undiscounted	$776
(Less): Imputed interest	(99)
Present value of operating lease payments	$677
(b) In-License Agreements for Lotilaner
Agreement for Skin and Eye Disease or Conditions in Humans
In January 2019, the Company entered into an in-license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans (the "January 2019 Agreement"). The Company has sole financial responsibility for related development, regulatory, and commercialization activities.
The Company made a $1.0 million upfront payment at execution of the January 2019 Agreement. In September 2020, the Company made a required $1.0 million clinical milestone payment associated with the first of two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company recognized an additional $2.0 million expense for its second pivotal trial milestone in the three months ended March 31, 2021, which was paid in April 2021. These amounts are presented in the applicable period within "research and development" expense in the accompanying Statements of Operations and Comprehensive Income (Loss).
The Company may make further cash payments to Elanco under this January 2019 Agreement upon the achievement of certain clinical milestones in the treatment of human skin diseases using lotilaner for an aggregate maximum of $3.0 million and various commercial and sales threshold milestones for an aggregate maximum of $79.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which the Company achieved applicable regulatory approval prior to sublicense execution.
Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed an expanded license agreement with Elanco, granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of "all other" diseases and conditions in humans (i.e., beyond that of the eye or skin, the “September 2020 Agreement”). The Company issued Elanco 222,460 shares of its common stock at the execution of the September 2020 Agreement. The value of these shares was $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020).

As of March 26, 2021, the Company entered into an out-license agreement with LianBio (see Note 9), which obligated it to grant Elanco an additional fixed 187,500 shares of the Company's common stock that were otherwise required to be granted no later than the 18-month anniversary of the September 2020 Agreement for the Company's continued license exclusivity. These additional shares were valued at $5.5 million based on the Company's stock closing price of $29.30 per share (on the date the issuance became contractually required) and are reported within "research and development" expense within the accompanying Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company is required to make further cash payments to Elanco under the September 2020 Agreement upon the achievement of various clinical milestones for an aggregate maximum of $4.5 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which the Company achieved applicable regulatory approval prior to sublicense execution.
(c) Employment Agreements
The Company has entered into employment agreements with six of its named executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.
(d) Litigation Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company is currently not aware of any such matters where there is at least a reasonable probability that a material loss, if any, has been or will be incurred for financial statement recognition.
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
9. OUT-LICENSE AGREEMENT
Out-License of TP-03 Commercial Rights in Greater China in March 2021

On March 26, 2021, the Company entered into an out-license agreement (the “China Out-License”) with LianBio for exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “China Territory”) for the treatment of Demodex blepharitis and Meibomian Gland Disease. LianBio is responsible for all development and commercialization costs in the China Territory.

Under the contractual terms of the China Out-License, the Company received $15.0 million in April 2021 and $10.0 million in May 2021. The Company will also receive development and regulatory and sales-based milestones upon achievement of up to $75.0 million and $100.0 million, respectively, as well as tiered mid-to-high-teen royalties on LianBio's sales of TP-03 in the China Territory. The Company also received as consideration, warrant rights to purchase common shares of LianBio, subject to certain TP-03 clinical and regulatory achievements for vesting. The valuation of these at-the-money warrants was based on a discounted cash flow model with the application of highly subjective inputs for this pre-revenue company, including the probability of requisite achievements for vesting.
For the three months ended March 31, 2021, the Company recognized "license fees" and "collaboration revenue" of $33.3 million and $0.1 million, respectively (each representing separately valued "performance obligations" in the China Out-License) in the accompanying Condensed Statements of Operations and Comprehensive Income (Loss), in accordance with the revenue recognition accounting policy described in Note 2(vi). These revenue amounts were each recognized upon (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the partial completion of clinical activities and related data for the Company's pivotal trials of TP-03 in the treatment of Demodex blepharitis.

In future periods, the Company will recognize additional revenue from contractual receipts due from LianBio as (1) performance obligations are satisfied related to TP-03 pivotal trial completion and associated clinical data and reports are delivered, (2) regulatory approval events are achieved, and (3) LianBio has sales of TP-03 in the China Territory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, future revenue, business strategy, prospects, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
The words “anticipate,” “believe,” contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions are intended to identify forward looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:
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
Overview of our Business
We are a late clinical-stage biopharmaceutical company focused on the development and commercialization of therapeutic candidates to address large market opportunities initially in ophthalmic conditions where there are limited treatment alternatives. Our lead product candidate, TP-03, is a novel therapeutic in Phase 2b/3 that is being developed for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is a condition characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes. The healthy interaction of the eyelid and the surface of the eyeball is crucial to ocular health. Poorly controlled and progressive blepharitis can lead to worsening of corneal damage over time and, in extreme cases, blindness.
According to published studies, there are an estimated 20 million patients in the United States who suffer from blepharitis, with approximately 45% or nine million of cases caused by Demodex infestation. Further, our estimates indicate the possible number of Demodex blepharitis cases may be as high as approximately 25 million, based on our internal research indicating approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic.

We believe that TP-03 has the potential to be the first therapeutic approved by the United States Food and Drug Administration ("FDA") for the treatment of Demodex blepharitis and become the standard of care. The active pharmaceutical ingredient ("API") of TP-03, lotilaner, is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels).

To date, we have completed four Phase 2 trials for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, as applicable, and during which TP-03 was well tolerated. Our Phase 2b/3 trial, Saturn-1, commenced in September 2020 and was fully enrolled by the first quarter of 2021. We commenced our second pivotal trial, Saturn-2, in the second quarter of 2021. Saturn-1 and Saturn-2 have primary and secondary endpoints consistent with those of our earlier Europa and Io Phase 2 trials. We expect these TP-03 pivotal trials to support our submission of a new drug application ("NDA") with the FDA for the treatment of Demodex blepharitis.

We intend to further advance our pipeline with lotilaner API to address several diseases across therapeutic categories in human medicine, including eye care, dermatology, and other diseases. These targeted diseases with high unmet medical needs currently include TP-03 for the treatment of Meibomian Gland Disease ("MGD"), TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme prophylaxis and community malaria reduction.
Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis Pivotal Trials: On May 6, 2021, we announced that our Saturn-1 trial with 421 subjects was fully enrolled and we expect to announce its topline data results in July 2021. We also announced the commencement of our second pivotal trial, Saturn-2. This trial is substantially identical in design to Saturn-1 and will enroll approximately 418 participants. If the results of the Saturn-1 and Saturn-2 trials are statistically significant against vehicle, we expect both to support our submission of an NDA (as confirmed with the FDA through a Type C meeting held in December 2020) for the use of TP-03 for the treatment of Demodex blepharitis.

TP-03 China Territory Out-License: On March 26, 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited (“LianBio”), granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory"). As initial time-based proceeds for the China Out-License, we received $15 million in April 2021 and $10 million in May 2021.

We are also contractually entitled to receive (i) $10 million by June 30, 2021 for an achieved TP-03 clinical milestone, (ii) other clinical, regulatory, and sales milestone receipts totaling $45 million, $20 million, and $100 million, respectively, (iii) tiered royalties in the low double-digits on the net sales of TP-03 within the China Territory, and (iv) warrant rights to purchase common shares of LianBio, subject to vesting provisions.

Assuming we achieve remaining U.S. clinical milestones for TP-03 (expected by March 2022), cumulative proceeds from LianBio will total $70 million within the first 12 months following agreement execution.

TP-05 IND Acceptance for Lyme Disease: On May 4, 2021, we announced that the FDA accepted our Investigational New Drug ("IND") application for TP-05, an oral, non-vaccine, therapeutic for the prevention of Lyme disease. With this IND acceptance, we will initiate our Phase 1 single ascending dose and multiple ascending dose (SAD/MAD) study to evaluate the safety, tolerability, and pharmacokinetics (PK) of TP-05 in healthy volunteers. Study initiation is anticipated in the third quarter of 2021.

Atlas and Europa Studies Presented at ARVO: On May 3, 2021, we released the results of the Atlas study at the virtual Association for Research in Vision and Ophthalmology (ARVO) 2021 Annual Meeting. The Atlas study is the first multi-center observational study to evaluate the functional and psychosocial impact of Demodex blepharitis. The study also provided insights on the clinical manifestations of Demodex blepharitis in adult patients. Overall, the study showed that this disease is associated with a significant symptomatic and psychosocial burden, negatively affecting daily life in the majority (80%) of patients. We also presented complete efficacy and safety data from our Phase 2b Europa trial, positive trial results that were used as the basis for our Saturn-1 and 2 pivotal trial design.
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, the net proceeds from IPO (as defined below), and out-licensing arrangements. From inception through March 2021, we raised net proceeds of approximately $101.0 million through private placements of preferred stock.
On October 20, 2020, we completed our initial public offering ("IPO") through an underwritten sale of 6,325,000 shares of our common stock at a price of $16.00 per share, inclusive of an additional 825,000 common shares sold upon the full exercise of the underwriters’ purchase option. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses were $91.7 million. Concurrent with the IPO, all then-outstanding shares of our convertible preferred stock automatically converted into an aggregate of 11,107,018 issued shares of common stock. In advance of the IPO, on October 8, 2020, our board of directors approved a 1-for-7.4276 reverse stock split of our capital stock. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split.
In March 2021, we executed an out-license of TP-03 for the China Territory (see Note 9). We expect to receive initial cash proceeds of $70.0 million from our licensee through March 31, 2022, assuming anticipated clinical milestones are achieved.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue from the China Out-License Agreement, increasing operating losses for the foreseeable future. Our net income (losses) were $10.4 million and $(2.0) million for the three months ended March 31, 2021 and 2020, respectively. Our net losses and any net income we may generate may fluctuate significantly from quarter to quarter and year to year and could be substantial. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $22.5 million and $32.8 million, respectively, from research and development and general and administrative activities since our inception. We anticipate that our operating expenses will increase significantly as we:
•conduct clinical trials of our lead product candidate, TP-03, for the treatment of Demodex blepharitis including our Phase 2b/3 trial, Saturn-1, and our Phase 3 trial, Saturn-2;
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
We do not have any products approved for sale and we have not yet generated any revenue from product sales. However, we recognized "license fee revenue" and "collaboration revenue" in the first quarter of 2021 from our China Out-License of an aggregate $33.4 million (see Note 9) and expect to recognize additional revenue under these captions from this arrangement in future periods.
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

As of March 31, 2021, our aggregate cash and cash equivalents was $156.2 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that our clinical development timelines and business plans could be adversely affected. We maintain regular communication with our vendors and clinical sites to appropriately plan for, and mitigate, the impact of the COVID-19 pandemic on our operations. Specifically, for our Phase 2b/3 Saturn-1 trial and our Phase 3 Saturn-2 trial, we have instituted various protocols for our sites, including increasing health screening of individuals and providing enhanced communication and training to staff regarding COVID-19. We have also over-enrolled trial participants and identified additional clinical sites in case there are site closures due to COVID-19. However, the ultimate effect from this pandemic on our development timelines for TP-03 and our other product candidates is inherently uncertain.
See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, for a further discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.
Result of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Revenues:
License fees and collaboration revenue	$33,432	$—	$33,432
Total revenues	33,432	—	33,432
Operating expenses:
Cost of license fees and collaboration revenue	1,297	—	1,297
Research and development	16,261	1,512	14,749
General and administrative	5,160	606	4,554
Total operating expenses	22,718	2,118	20,600
Income (loss) from operations before other (expense) income and income taxes	10,714	(2,118)	12,832
Other (expense) income:
Interest income, net	9	161	(152)
Other income (expense), net	(34)	—	(34)
Total other (expense) income, net	(25)	161	(186)
Provision for income taxes	(313)	—	(313)
Net income (loss)	$10,376	$(1,957)	$12,333
License Fees and Collaboration Revenue

License fees and collaboration revenue was $33.3 million and $0.1 million, respectively, for the three months ended March 31, 2021. These revenue amounts are attributable to the portion of China Out-License contractual milestones that are fully or partially complete by March 31, 2021 and respectively represent the satisfaction of the transfer of license rights to LianBio and the partial completion of clinical-related "performance obligations" in the contract.
We will recognize additional license fee and collaboration revenue as these performance obligations are further satisfied or other events occur, specifically related to (1) milestone payments upon TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (2) achievement of regulatory events that trigger milestone payments, and (3) our licensee has sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue were $1.3 million for the three months ended March 31, 2021. Under the terms of the China Out-License, and our in-license agreement for lotilaner (see Note 8(b)), we recognized $1.3 million of associated expense in proportion to our recognized "license fee" and "collaboration revenue" in the same period.
Research and Development Expenses
Research and development expenses increased by $14.7 million for the three months ended March 31, 2021 as compared to the prior year period. The increase was primarily due to (i) payment to our licensor (in the form of issuance of 187,500 shares of our common stock) valued at $5.5 million in March 2021 (at our early-extension of exclusive rights to lotilaner in "all other" diseases and conditions in humans), (ii) clinical milestone expense of $2.0 million that became payable in March 2021 to our licensor (related to our second U.S. pivotal trial commencement in the treatment of Demodex blepharitis), (iii) increased clinical and preclinical study costs of $5.3 million, (iv) increased manufacturing and formulation costs of $0.7 million, and (v) increased payroll and personnel-related costs (including stock-based compensation) of $1.2 million for additional employees to drive our product development initiatives.
General and Administrative Expenses
General and administrative expenses increased by $4.6 million for the three months ended March 31, 2021. The increase was primarily due to (i) $2.1 million increase in payroll and personnel-related costs (including stock-based compensation) for employee additions, (ii) increased insurance and other administrative costs of $0.9 million, (iii) increased professional fees of $1.0 million, and (iv) increased commercial and market research costs of $0.6 million.
Other (Expense) Income, Net
The decrease in other (expense) income, net of $0.2 million was primarily due to lower interest income on our U.S. Treasury money market funds and removal of capitalized leasehold improvements for a terminated lease.
Provision for Income Taxes
We maintain a full "valuation allowance" against our net deferred tax assets as of March 31, 2021 and 2020 since we cannot conclude that these future benefits will be realized through the offset of our potential taxable income in the future. For the three months ended March 31, 2021, we recorded income tax expense of $0.3 million attributable to current federal and state income tax expense as a result of taxable income in those jurisdictions which cannot be fully offset by available net operating losses and credits. We used the year-to-date "effective tax rate method" to determine our interim income tax expense for federal and state jurisdictions where a reliable estimate of the annual effective tax rate could not be made. For the three months ended March 31, 2020, we did not record any income tax expense due to our incurred losses in that period.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016 through March 31, 2021, our operations have been substantially financed by cash proceeds from private placements of preferred stock and our IPO proceeds. As part of our IPO, we sold 6,325,000 shares of out common stock (inclusive of the full exercise of the underwriters’ purchase option). After deducting underwriting discounts and commissions and other related expenses, our IPO proceeds were $91.7 million.

We will continue to be dependent upon equity, debt financing, and/or other forms of capital raises at least until we are able to generate significant ongoing positive cash flows from our operations. As of March 31, 2021, we had cash and cash equivalents of $156.2 million. In April and May 2021, we received $25 million of proceeds from our licensee as part of the execution of our China Out-License (see Note 9). We expect to receive an additional $10 million by June 30, 2021 and an additional $35 million by March 31, 2022 (for $70 million in aggregate proceeds within 12 months following agreement execution).
We currently have no ongoing material financing commitments, such as lines of credit or guarantees.
Funding Requirements
Our primary use of cash is to fund operating expenditures. These consist of research and development expenses (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and general and administrative expenses. Our use of cash is impacted by the timing and extent of the required payments for each of these activities.
We believe that our cash and cash equivalents of $156.2 million as of March 31, 2021 and the anticipated $70 million of initial proceeds from our China Out-License will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this cash runway estimate on our current assumptions that may require future adjustments as part of our ongoing business decisions within pipeline development and our other corporate initiatives. Accordingly, we may require additional capital resources earlier than we currently expect.
To date, we have not generated any product sales (separate from our reported "license fee and collaboration revenue" discussed above). We do not expect to report any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and then (3) successfully commercialize or enter into other collaborative agreements for our product candidates with third parties. We do not know with certainty when, or if, any of these items will ultimately occur.
We expect to incur significant operating losses for the foreseeable future, and for these losses to further increase, as we ramp up our clinical development programs and begin activities for commercial launch readiness. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
We will require additional capital to fully develop our product candidates and to execute our business strategy. Our requirements of a future capital raise will depend on many factors, including:
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
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,794)	$(1,996)
Investing activities	(175)	(36)
Financing activities	19	(27)
Net increase in cash, cash equivalents and restricted cash	$(11,950)	$(2,059)
Net Cash Used in Operating Activities
Net cash used in operating activities was $11.8 million for the three months ended March 31, 2021. Though we recognized $33.4 million of license fee and collaboration revenue, no cash was received in the current period for the China Out-License transaction. In the current period, our cash payments to vendors for our operating activities totaled $9.2 million and payroll-related cash payments (inclusive of 2020 bonus payouts) totaled $2.7 million.
Net cash used in operating activities was $2.0 million for the three months ended March 31, 2020 and primarily represented our net loss of $2.0 million associated with our operating expenses in that period.
Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2021, which consisted of purchases of property and equipment and leasehold improvements for our laboratory and administrative offices.
Net cash used in investing activities was $36 thousand for the three months ended March 31, 2020, which consisted of property and equipment purchases.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $19 thousand for the three months ended March 31, 2021 and was attributable to proceeds from exercises of stock options.
Net cash used financing activities was $27 thousand for the three months ended March 31, 2020 attributable to issuance costs of our Series B preferred stock.
Critical Accounting Policies, Significant Judgments and Use of Estimates
The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2020.
There were no material changes to our previously reported "critical accounting policies" during the three months ended March 31, 2021, except for:
Revenue Recognition for Out-Licenses and Collaborative Agreements
The terms of our out-licenses and collaborative agreements include upfront license fees, milestones, and other contingent payments for the achievement of defined development, regulatory and sales-based events, as well as royalties on sales of commercialized products. Arrangements that include upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements. The event-based milestone and other contingent payments represent variable consideration, and we use the "most likely amount method" to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we determine the milestone and other contingent amounts to be "constrained" until the uncertainty associated with these payments is resolved. We will recognize revenue from sales-based royalty payments when or as our licensee sales occur. We will re-evaluate our determined "transaction price" in each reporting period as uncertain events are resolved and other changes in circumstances occur. A "performance obligation" is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s "transaction price" is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business to the Company’s contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
Indemnification Agreements

As permitted under Delaware law and in accordance with our amended and restated bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2021.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $156.2 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds

There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus, dated October 15, 2020, filed with the SEC on October 16, 2020, pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	10/20/20
3.2	Amended and Restated Bylaws of Registrant	8-K	001-39614	3.2	10/20/20
4.2	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	10/9/20
10.1†	Development and license Agreement, between the Registrant and LianBio Ophthalmology, dated as of March, 26, 2021.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2021

TARSUS PHARMACEUTICALS, INC.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Director)

Date:	May 11, 2021

TARSUS PHARMACEUTICALS, INC.

/s/ Leo M. Greenstein
Leo M. Greenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)