Form 10-Q
period 2021-06-30
Tarsus Pharmaceuticals, Inc.
filed 2021-08-05
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

20,574,104 shares of common stock, $0.0001 par value, outstanding as of August 1, 2021.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,735	$168,129
Restricted cash	—	20
Accounts receivable	20,000	—
Other receivables	157	20
Prepaid expenses and other current assets	4,012	2,486
Total current assets	200,904	170,655
Property and equipment, net of accumulated depreciation	481	548
Operating lease right-of-use asset	540	688
Other assets	1,525	81
Total assets	$203,450	$171,972
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,985	$4,347
Accrued payroll and benefits	1,470	1,040
Total current liabilities	10,455	5,387
Other long-term liabilities	524	605
Total liabilities	10,979	5,992
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,704,104 shares issued and 20,573,951 outstanding, which excludes 130,153 shares subject to repurchase at June 30, 2021 (unaudited); 20,502,576 shares issued and 20,323,301 outstanding, which excludes 179,375 shares subject to repurchase at December 31, 2020	4	4
Additional paid-in capital	208,591	198,821
Accumulated deficit	(16,124)	(32,845)
Total stockholders’ equity	192,471	165,980
Total liabilities, preferred stock and stockholders’ equity	$203,450	$171,972
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
License fees	$19,048	$—	$52,359	$—
Collaboration revenue	2,969	—	3,090	—
Total revenues	22,017	—	55,449	—
Operating expenses:
Cost of license fees and collaboration revenue	737	—	2,034	—
Research and development	7,204	1,737	23,465	3,249
General and administrative	6,794	1,526	11,954	2,132
Total operating expenses	14,735	3,263	37,453	5,381
Income (loss) from operations before other (expense) income and income taxes	7,282	(3,263)	17,996	(5,381)
Other (expense) income:
Interest income (expense), net	7	13	16	174
Other (expense) income, net	(39)	—	(73)	—
Change in fair value of equity warrant rights	(876)	—	(876)	—
Total other (expense) income	(908)	13	(933)	174
Provision for income taxes	(29)	—	(342)	—
Net income (loss) and comprehensive income (loss)	$6,345	$(3,250)	$16,721	$(5,207)
Net income (loss) per share
Basic	$0.31	$(1.23)	$0.81	$(1.96)
Diluted	$0.29	$(1.23)	$0.76	$(1.96)
Weighted-average shares outstanding
Basic	20,555,258	2,651,321	20,446,246	2,650,843
Diluted	21,966,599	2,651,321	21,895,304	2,650,843

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980
Net income	—	—	—	—	—	10,376	10,376
Recognition of stock-based compensation expense	—	—	—	—	1,363	—	1,363
Exercise of vested stock options	—	—	13,773	—	19	—	19
Shares issued as consideration for in-license rights	—	—	187,500	—	5,494	—	5,494
Balance as of March 31, 2021	—	$—	20,524,474	$4	$205,697	$(22,469)	$183,232
Net income	—	—	—	—	—	6,345	6,345
Recognition of stock-based compensation expense	—	—	—	—	2,794	—	2,794
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	49,222	—	99	—	99
Exercise of vested stock options	—	—	255	—	1	—	1
Balance as of June 30, 2021	—	$—	20,573,951	$4	$208,591	$(16,124)	$192,471

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	8,249,939	$63,402	2,646,619	$2	$27	$(6,034)	$(6,005)
Net loss	—	—	—	—	—	(1,957)	(1,957)
Recognition of stock-based compensation expense	—	—	—	—	4	—	4
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	4,300	—	—	—	—
Balance as of March 31, 2020	8,249,939	$63,402	2,650,919	$2	$31	(7,991)	$(7,958)
Net loss	—	—	—	—	—	(3,250)	(3,250)
Recognition of stock-based compensation expense	—	—	—	—	173	—	173
Exercise of vested stock options	—	—	1	—	—	—	—
Balance as of June 30, 2020	8,249,939	$63,402	2,651,996	$2	$204	(11,241)	$(11,035)

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$16,721	$(5,207)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	189	32
Stock-based compensation	4,157	177
Amortization of operating lease right-of-use asset	87	38
Loss on disposal of property and equipment	70	—
Loss on lease termination	2	—
Change in fair value of derivative assets	876	—
Unrealized gain from transactions denominated in a foreign currency	(8)	—
Issuance of common stock pursuant to in-license agreement	5,494	—
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	—
Other receivables	(137)	34
Prepaid expenses and other current assets	(1,527)	(1,526)
Other non-current assets	(2,326)	(27)
Accounts payable and other accrued liabilities	4,622	1,953
Accrued payroll and benefits	430	(27)
Other long-term liabilities	107	—
Net cash provided by (used in) operating activities	8,757	(4,553)
Cash Flows From Investing Activities:
Purchases of property and equipment	(191)	(371)
Cash used in investing activities	(191)	(371)
Cash Flows From Financing Activities:
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	—	(28)
Proceeds from exercise of vested stock options	20	—
Proceeds from exercise of stock options prior to vesting	—	135
Net cash provided by financing activities	20	107
Net increase (decrease) in cash, cash equivalents and restricted cash	8,586	(4,817)
Cash, cash equivalents, and restricted cash — beginning of year	168,149	57,972
Cash, cash equivalents, and restricted cash — end of period	$176,735	$53,155
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$176,735	$53,135
Restricted cash	—	20
Cash, cash equivalents and restricted cash	$176,735	$53,155
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$767
Additions of property and equipment in accounts payable and other accrued liabilities	$—	$47
Derecognition of right-of-use asset upon lease termination	$(38)	$—
Stock issued to licensor pursuant to execution of out-license agreement	$5,494	$—
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
(b) Reverse Stock Split and Initial Public Offering
On October 8, 2020, the Tarsus Board of Directors approved a 1-for-7.4276 reverse stock split and a certificate of amendment was filed to amend the Company's certificate of incorporation to effect this reverse split. The par value was not adjusted as a result of the reverse stock split. All share and per share information included in the accompanying financial statements give retroactive effect to this reverse stock split for all periods presented.
On October 20, 2020, the Company completed its initial public offering ("IPO") through an underwritten sale of 6,325,000 shares of its common stock at a price of $16.00 per share, inclusive of an additional 825,000 shares of its common stock sold upon the full exercise of the underwriters’ purchase option. The aggregate net proceeds by the Company from the offering totaled $91.7 million, after deducting underwriting discounts and commissions and other offering expenses.

Concurrent with the closing of the Company's IPO, all then-outstanding shares of its convertible preferred stock (see Note 4) were automatically converted into an aggregate of 11,107,018 issued shares of common stock.

(c) Liquidity
The Company currently has no product sales, and since inception, has accumulated losses and negative cash flows from operations (other than consideration received from an out-licensing agreement, as discussed in Note 9), resulting in an accumulated deficit of $16.1 million as of June 30, 2021 and $32.8 million as of December 31, 2020. The Company’s cash and cash equivalents were $176.7 million and $168.1 million as of June 30, 2021 and December 31, 2020, respectively. The Company has funded its inception-to-date operations primarily through equity capital raises and proceeds from its out-license agreement. The Company believes that its existing capital resources will be sufficient to meet projected operating requirements beyond at least 12 months from the August 5, 2021 filing date of this Form 10-Q. Accordingly, the accompanying financial statements in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
The Company’s operations currently consist of its corporate organization build-out, intellectual property licensing activities, and conducting preclinical and clinical studies. The Company faces the clinical, business, and liquidity risks that are typically associated with early-stage biotechnology companies; it must complete expensive research and development activities, achieve research and development outcomes that are inherently uncertain, recruit and retain skilled personnel (including executive management), and build and defend its intellectual property rights.
Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and other operating expenses. The Company will be required to raise additional capital to fund its future operations, however, no assurance can be given as to whether financing will be available on terms acceptable to the Company, if at all. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments, or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. The Company’s potential inability to raise capital when needed could have a negative impact on its financial condition and ability to pursue planned business strategies. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. These factors may adversely impact the Company's ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.
(d) Operating Segment
To date, the Company has operated and managed its business and financial information on an aggregate basis for the purposes of evaluating financial performance and the allocation of capital and personnel resources. Accordingly, the Company’s management determined that it operates in one reportable operating segment. This single segment is focused exclusively on developing pharmaceutical products for eventual commercialization.
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
The interim condensed balance sheet as of June 30, 2021, and the interim condensed statements of operations and comprehensive income (loss), changes in preferred stock and stockholders’ equity and cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and six-month periods are also unaudited. The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other interim or annual period.
The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.
The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. These amounts may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption.
On an on-going basis, management evaluates its most critical estimates and assumptions, including those related to the (i) fair value of equity-based awards and periodic recognition of stock-based compensation, (ii) the realization of income tax assets and estimates of tax liabilities, and (iii) expense accruals related to research and development activities, including clinical trials. The accounting policies and estimates that most significantly impact the presented amounts within the accompanying condensed financial statements are further described below:
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
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. To date, the Company’s operations have not been significantly impacted by the COVID-19

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
pandemic, though the Company continues to monitor the potential impact COVID-19 may have on its ongoing and planned clinical trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak may have on these activities or its financial condition.
The Company’s results of operations involve numerous risks and uncertainties. Factors that could adversely impact the Company’s operating results and business objectives include, but are not limited to, (1) uncertainty of results of clinical trials, (2) uncertainty of regulatory approval of the Company’s potential product candidates, including TP-03 for ophthalmic conditions, TP-04 for treatment of skin conditions and TP-05 for prophylaxis of Lyme and community malaria reduction, (3) uncertainty of market acceptance of its product candidates, (4) competition from substitute products and other companies, (5) securing and protecting proprietary technology and strategic relationships, and (6) and dependence on key individuals and sole source suppliers.
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
(v) Property and Equipment
Property and equipment is stated at historical cost and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. Other than the right-of-use ("ROU") asset impairment discussed in Note 8, there were no events or changes in business circumstances during the three and six months ended June 30, 2021 or year ended December 31, 2020 that indicated the carrying amounts of any long-lived assets were not fully recoverable.
(vi) Revenue Recognition for Out-License Arrangements

Overview

The Company currently has one out-license arrangement that allows the licensee to market the Company’s TP-03 product (representing "functional intellectual property") in certain territories for a certain field of use and for a stated term - see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

The Company's out-license arrangement, as described in Note 9, was analyzed under GAAP to determine whether the promised goods or services (which include the license, and know-how, data, and information necessary or reasonably useful for the research, development, manufacture, or commercialization of any license product, and governance committee services) are distinct or must be accounted for as part of a combined performance obligation. In making these assessments, the Company considers factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own, and/or whether the required expertise is readily available. If the license is considered to not be distinct, the license is combined with other promised goods or services as a combined performance obligation for revenue recognition.
The Company's out-license arrangement is in exchange for the following forms of consideration: (i) upfront cash payments, (ii) equity-based consideration, (iii) sales royalties, (iv) sales threshold milestones, (v) development milestone fees, and (vi) regulatory milestone fees. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
period and, if necessary, also adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.
Contractual Terms for Receipt of Payments

The contractual terms that establish the Company’s right to collect specified amounts from its customers and the require contemporaneous evaluation and documentation under GAAP for the corresponding timing and amount of revenue recognition, as follows:

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
(viii) Stock-Based Compensation
Stock-based compensation expense is recognized for all equity awards granted to employees, consultants, and members of the Company’s Board of Directors and is recognized at fair value. For stock-based awards that vest subject to the satisfaction of a service requirement, the fair value measurement date is the date of grant and the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company recognizes compensation cost if and when it concludes that it is probable that the performance condition will be achieved and the related expense is recognized on an accelerated attribution method. As applicable, the Company reverses previously recognized expense for forfeitures of unvested awards in the period of occurrence. The Company uses the Black-Scholes pricing model to estimate the fair value of stock option awards as of the date of grant.
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
All stock-based compensation expense is reported in the Statements of Operations and Comprehensive Income (Loss) within "research and development" expense or "general and administrative" expense, based upon the assigned department of the award recipient.
(ix) Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded based on the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
reported in the financial statements, as well as operating losses and tax credit carryforwards using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain due to the Company’s historical operating performance and recorded cumulative net losses in prior fiscal periods.
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
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021, which had no material impact to its financial statements.
(x) Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without the consideration for potential dilutive shares of common stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. The Company’s participating securities include unvested common stock awards issued upon early exercise of certain stock options, as early exercised unvested common stock awards have a non-forfeitable right to dividends. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, so in periods of net losses, the two-class method of calculating basic and diluted earnings per share is not required. In periods of net income, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. In periods of net income, net income is attributed to both common stockholders and participating security holders, and therefore, net income is allocated to shares of common stock and participating securities, as if all of the earnings for the period had been distributed. Diluted earnings per share under the two-class method is calculated using the more dilutive of the treasury stock or the two-class method.
Due to a net loss for the three and six months ended June 30, 2020, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in these periods.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected financial statement captions that comprise the accompanying balance sheets are summarized below:
(a) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$365	$294
Office equipment	52	74
Lab equipment	167	173
Leasehold improvements	163	141
Property and equipment, at cost	747	682
(Less): Accumulated depreciation and amortization	266	134
Property and equipment, net of accumulated depreciation and amortization	$481	$548
Depreciation expense (included within “total operating expenses” in the accompanying Statements of Operations and Comprehensive Income (Loss)) for the three months ended June 30, 2021 and 2020 was $125 thousand and $17 thousand, respectively, and for the six months ended June 30, 2021 and 2020 was $189 thousand and $32 thousand, respectively.
(b) Other Assets

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
"Other assets" consists of the following:

	June 30, 2021	December 31, 2020
Deposits	$27	$33
Equity warrant rights*	1,076	—
Other long term assets	422	48
Other assets	$1,525	$81
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
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	June 30, 2021	December 31, 2020
Trade accounts payable and other	$3,303	$2,237
Operating lease liability, current portion	229	282
Accrued clinical studies	3,358	1,524
Contract liability	1,504	—
Income taxes payable	342	—
Employee stock option early exercise liability, current portion	249	304
Accounts payable and other accrued liabilities	$8,985	$4,347
(d) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	June 30, 2021	December 31, 2020
Operating lease liability, non-current portion	$405	$549
Derivative liability	107	—
Employee stock option early exercise liability, non-current portion	12	56
Other long-term liabilities	$524	$605
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Common Stock Overview and Reserve for Future Issuance
Common stockholders have one vote for each share of common stock held and are entitled to receive any dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the three and six months ended June 30, 2021 and for the year ended December 31, 2020, no dividends were declared.
As of June 30, 2021 and December 31, 2020, the Company had 20.7 million and 20.5 million shares of common stock issued, respectively. At June 30, 2021 and December 31, 2020, the Company had 20.6 million, and 20.3 million shares of common stock outstanding, respectively. The following shares of common stock were reserved for issuance:

	June 30, 2021	December 31, 2020
Stock options issued and outstanding	2,598,764	1,836,739
Common stock awards reserved for future grant	9,451,191	9,414,091
Restricted stock units outstanding	4,257	—
Total shares of common stock reserved	12,054,212	11,250,830

5. STOCK-BASED COMPENSATION
2020 and 2016 Equity Incentive Plans
The Company's Board of Directors and stockholders adopted and approved the Company's 2020 Equity Incentive Plan (the “2020 Plan”) on October 8, 2020. The 2020 Plan replaced the Company's 2016 Equity Incentive Plan that was earlier adopted in December 2016 (the “2016 Plan”). However, awards outstanding under the 2016 Plan will continue to be governed by its original terms. The number of shares of the Company's common stock that were initially available for issuance under the 2020 Plan equaled the initial sum of 9,000,000 shares plus 2,432,980 shares that were then available for issuance under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

The number of shares of common stock reserved for issuance under the 2020 Plan are increased automatically on the first business day of each fiscal year, commencing in 2021 and ending in 2030, by a number equal to the lesser of: (i) 4% of the shares of common stock outstanding on the last day of the prior fiscal year; or (ii) the number of shares determined by the Company's Board of Directors. In general, to the extent that any awards under the 2020 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2020 Plan, those shares will again become available for issuance under the 2020 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
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
Through June 30, 2021, all awards issued under the 2020 Plan and 2016 Plan were in the form of stock options and restricted stock units. These stock award agreements have service and/or performance conditions for vesting, unless immediately vested on the date of grant. Stock awards granted typically have one to four-year service conditions for full vesting. The performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may be exercised within 12 months after the date of termination upon death, six months after the date of termination upon disability, and three months after the date of termination for all other separations.
Stock-Based Compensation Summary
Stock-based compensation expense is recorded in the accompanying condensed statements of operations and comprehensive income (loss) based on the assigned or designated department of the award recipient. Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$427	$14	$771	$15
General and administrative	2,367	159	3,386	162
Total stock-based compensation	$2,794	$173	$4,157	$177
Pre-Vesting Exercise Feature of Certain Stock Options
The 2016 Plan permitted certain option holders to exercise awarded options prior to vesting. Upon this early exercise, the options became subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These unvested options are subject to repurchase by the Company upon employee termination at the same price exercised. These unvested shares of common stock are reported as issued (but not outstanding) on the accompanying Balance Sheets while subject to repurchase by the Company. These shares are also excluded from the basic net income (loss) per share until the repurchase right lapses upon vesting, but are included in the diluted net income per share for the three and six months ended June 30, 2021.
The Company initially records a liability for these early exercises that is subsequently reclassified into stockholders’ equity on a pro rata basis as vesting occurs. As of June 30, 2021 and December 31, 2020, the Company recorded the unvested portion of the exercise proceeds of $0.3 million and $0.4 million, respectively, as a liability from the early exercise in the accompanying Balance Sheets.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
6. NET INCOME (LOSS) PER SHARE
The Company permits certain option holders to exercise awarded options prior to vesting (see Note 5). Upon this early exercise, these options become subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These early exercised options are considered to be "participating securities" due to non-forfeitable right to dividends (i.e., even prior to vesting). For the three and six months ended June 30, 2021, the "two-class method" was utilized to calculate diluted net income per share as it was more dilutive than the "treasury stock method". Due to a net loss for the three months ended March 31, 2020, all otherwise potentially dilutive securities are antidilutive. Accordingly, basic net loss per share equals diluted net loss per share for the three and six months ended June 30, 2020.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic EPS
Net income (loss)	$6,345	$(3,250)	$16,721	$(5,207)
Less: undistributed income allocated to participating securities	46	—	133	—
Net income available to common shareholders	$6,299	$(3,250)	$16,588	$(5,207)

Basic weighted average shares outstanding	20,555,258	2,651,321	20,446,246	2,650,843
Net income (loss) per share attributable to common stockholders—basic	$0.31	$(1.23)	$0.81	$(1.96)

Diluted EPS
Net income (loss)	$6,345	$(3,250)	$16,721	$(5,207)
Less: undistributed income reallocated to participating securities	43	—	124	—
Net income available to common shareholders	$6,302	$(3,250)	$16,597	$(5,207)

Basic weighted average shares outstanding	20,555,258	2,651,321	20,446,246	2,650,843
Effect of dilutive securities:
Common stock options	1,411,341	—	1,449,058	—
Diluted weighted average shares outstanding	21,966,599	2,651,321	21,895,304	2,650,843
Net income (loss) per share attributable to common stockholders—diluted	$0.29	$(1.23)	$0.76	$(1.96)
During the three and six months ended June 30, 2021, 0.8 million unexercised stock options were excluded from the computation of net income per share because the effect would have been anti-dilutive. Additionally, during the three and six months ended June 30, 2020, 1.2 million unexercised stock options, 8.2 million shares of preferred stock, and 67 thousand early-exercised and unvested stock options were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the “treasury stock method” and "if-converted method" would have been anti-dilutive.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(xiii)):

	June 30, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$176,710	$—	$—	$176,710
Equity warrant rights	—	—	1,076	1,076
Total assets measured at fair value	$176,710	$—	$1,076	$177,786

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$168,129	—	—	$168,129
Total assets measured at fair value	$168,129	—	—	$168,129
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
Equity Warrant Rights
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio Ophthalmology Limited (“LianBio”), executed a warrant agreement for the Company to purchase a stated number of equity securities of LianBio, a privately-held China-focused pharmaceutical company, at fair value (on a per share basis at the time of issuance). The warrants will vest upon the achievement of certain clinical and regulatory events.
These warrants are classified as Level 3 in the fair value measurement hierarchy. The most significant assumptions used in the option pricing valuation model to determine fair value include: the estimated current fair value of LianBio common stock, LianBio stock volatility (based on the historical volatility of similar companies), and the probability of achievement of discrete clinical and regulatory milestones for the vesting of each of the three warrants. As of June 30, 2021, one of these three milestones was met for vesting of the respective warrant.
These warrant agreements allow for "noncash settlement" and therefore met the criteria to be recognized as a "derivative asset" on the accompanying Condensed Balance Sheets and are presented within "other assets" as of June 30, 2021 (see Note 3(b)). These warrants will be remeasured with a corresponding amount reported in "other (expense) income, net" on the Statement of Operations and Comprehensive Income (Loss) at each reporting date, until exercised or expired.
The following table sets forth a summary of the changes in fair value of the equity warrant rights presented in "other assets" on the accompanying Condensed Balance Sheets. The measurement of the equity warrant rights represents a Level 3 financial instrument:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Equity Warrant Rights, presented in "other assets" within the Condensed Consolidated Balance Sheets
Fair value as of December 31, 2020	$—
Initial fair value estimate of equity warrant rights upon issuance	1,233
Fair value as of March 31, 2021	$1,233
Revaluation of equity warrant rights upon achievement of first development milestone, included in "license fees" within the Condensed Statement of Operations for the three months ended June 30, 2021	719
Revaluation of equity warrant rights included in "other income (expense), net" within the Condensed Statement of Operations for the three months ended June 30, 2021	(876)
Fair value as of June 30, 2021	$1,076
8. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters lease agreements with unaffiliated parties for the use of office and laboratory facilities and office equipment. As of December 31, 2020, the Company had three active facility leases in Irvine, California. Separately in January 2021, the Company entered into a six-month lease for an additional adjacent administrative office suite that was not capitalized due to its under 12-month term. In December 2020, the Company recorded a $15 thousand impairment of its "operating lease right-of-use lease asset" in connection with its decision to early terminate one of the leases, which was completed in January 2021.
The Company's remaining two capitalized facility leases for adjacent administrative and laboratory suites in Irvine, California commenced on June 1, 2020. These leases each expire on January 31, 2024 and one includes a renewal option that was not reasonably certain to be exercised at the time of lease commencement for purposes of its associated accounting for capitalized "operating lease right-of-use asset" and accompanying lease liability included within "accounts payable and other accrued liabilities" and "other long-term liabilities" on the accompanying Condensed Balance Sheets, amounting to an aggregate $0.6 million. These operating leases have annual rent that is payable monthly and carry fixed annual increases. Also, under these arrangements, real estate taxes, certain operating expenses, and common area maintenance are paid by the Company; since these costs are variable in nature, they are excluded from the measurement of the reported right-of-use asset and liability and are expensed as incurred.
During the year ended December 31, 2020 and for the three and six months ended June 30, 2021, the Company had no sublease arrangements with it as lessor.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$60	$38	$120	$53
Variable lease cost	11	—	71	—
Short-term lease cost	63	—	95	—
Total lease cost	$134	$38	$286	$53
Weighted-Average Remaining Lease Term and Applied Discount Rate as of June 30, 2021 and December 31, 2020
As of June 30, 2021 and December 31, 2020, the Company's active facility leases had a weighted average remaining lease term of 2 years, 7 months and 2 years, 10 months, respectively. The weighted average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate was not readily determinable.
Future Contractual Lease Payments as of June 30, 2021
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - future payments	June 30, 2021
2021 (remaining six months)	$140
2022	271
2023	281
2024	25
2025	—
Total future lease payments, undiscounted	$717
(Less): Imputed interest	(83)
Present value of operating lease payments	$634
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
The Company made a $1.0 million upfront payment at execution of the January 2019 Agreement. In September 2020, the Company made a required $1.0 million clinical milestone payment associated with the first of two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company recognized an additional $2.0 million expense for its second pivotal trial milestone in the three and six months ended June 30, 2021, which was paid in April 2021. These amounts are presented in the applicable period within "research and development" expense in the accompanying Statements of Operations and Comprehensive Income (Loss).
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
As part of the China Out-License discussed in Note 9, the Company made a required contractual payment in the amount of $2.5 million to Elanco as part of the receipt of $25 million of initial proceeds from LianBio during the three months ended June 30, 2021.
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

In March 2021, the Company entered into an out-license agreement with LianBio (see Note 9), which obligated it to grant Elanco an additional fixed 187,500 shares of the Company's common stock that were otherwise required to be granted no later than the 18-month anniversary of the September 2020 Agreement for the Company's continued license exclusivity. These additional shares were valued at $5.5 million based on the Company's stock closing price of $29.30 per share (on the date the issuance became contractually required) and is reported within "research and development" expense within the accompanying Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021.

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
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
9. OUT-LICENSE AGREEMENT
Out-License of TP-03 Commercial Rights in Greater China in March 2021

On March 26, 2021, the Company entered into an out-license agreement with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “China Territory”) for the treatment of Demodex blepharitis and Meibomian Gland Disease (the “China Out-License”). LianBio is contractually responsible for all clinical development and commercialization activities and costs within the China Territory.

The Company received payments from LianBio of $15.0 million in April 2021 and $10.0 million in May 2021 as initial consideration, and $10.0 million in June 2021 for the achievement of a clinical development milestone.

The Company also is eligible to receive other payments and consideration from LianBio upon achievement of certain additional milestones, including: (i) TP-03 clinical development and regulatory milestones of up to $65.0 million (including $20 million for the achievement of a clinical milestone in June 2021 that is presented within "accounts receivable" on the accompanying Condensed Balance Sheets), (ii) TP-03 sales-based milestones for the China Territory of up to $100.0 million, (iii) tiered mid-to-high-teen royalties for China Territory TP-03 sales, and (iv) equity warrants issued to the Company in March 2021 for purchase of LianBio equity securities, subject to TP-03 clinical/regulatory achievements for vesting.
The Company recognized "license fees" and "collaboration revenue" for the three months ended June 30, 2021 of $19.0 million and $3.0 million, respectively, in the accompanying Condensed Statements of Operations and Comprehensive Income (Loss), in accordance with the revenue recognition accounting policy described in Note 2(vi). These amounts represent separately valued "performance obligations" in the China Out-License. For the six months ended June 30, 2021, the Company recognized $52.4 million and $3.1 million, respectively, for "license fees" and "collaboration revenue".

These revenue amounts were each recognized upon (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the actual or partial completion of clinical activities and related data for the Company's pivotal trials of TP-03 in the treatment of Demodex blepharitis (each representing separately valued "performance obligations" in the China Out-License). As part of this revenue recognition model, the Company was required to value the LianBio equity warrant, applying a discounted cash flow model with highly subjective inputs for this pre-revenue company, and to also consider the probability of achievement of requisite vesting events.

In future periods, the Company may recognize additional revenue from contractual receipts due from LianBio as (1) performance obligations are satisfied related to the completion of the TP-03 pivotal trial and as associated clinical data and reports are delivered, (2) regulatory approval events are achieved, and (3) LianBio has sales of TP-03 in the China Territory.

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
•our estimates of the number of patients in the United States or globally, as applicable, who suffer from Demodex blepharitis, Meibomian Gland Disease ("MGD"), rosacea, Lyme disease and malaria and the number of patients that will enroll in our clinical trials;
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
Overview of our Business
We are a late clinical-stage biopharmaceutical company focused on the development and commercialization of therapeutic candidates to address large market opportunities initially in ophthalmic conditions where there are limited treatment alternatives. Our lead product candidate, TP-03, is a novel therapeutic in Phase 3 that is being developed for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is a condition characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes. The healthy interaction of the eyelid and the surface of the eye is crucial to ocular health. Poorly controlled and progressive blepharitis can lead to worsening of corneal damage over time and, in extreme cases, blindness.
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

To date, we have completed four Phase 2 trials and one Phase 2b/3 trial for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, as applicable, and during which TP-03 was well tolerated. Our Phase 2b/3 trial, Saturn-1, met all pre-specified primary and secondary endpoints, as announced in June 2021. We commenced our second pivotal trial, Saturn-2, in May 2021. Saturn-2 has primary and secondary endpoints consistent with Saturn-1. These TP-03 pivotal trials are expected to support our submission of a new drug application ("NDA") with the FDA for TP-03 for the treatment of Demodex blepharitis during the first half of 2022.

We intend to further advance our pipeline with the lotilaner API to address several diseases across therapeutic categories in human medicine, including eye care, dermatology, and other diseases. These targeted diseases with high unmet medical needs currently include TP-03 for the treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for the potential Lyme disease prophylaxis and community malaria reduction.
Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis Pivotal Trials, Saturn-1 & Saturn-2: On June 21, 2021, we announced positive results of the pivotal Phase 2b/3 Saturn-1 pivotal trial. All pre-specified primary and secondary endpoints were met, and complete resolution of Demodex blepharitis signs was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

▪81% of patients on TP-03 achieved a clinically meaningful collarette cure, defined as 0-10 collarettes per lid at day 43 compared to 23% of those on vehicle (p<0.0001).
▪44% of patients on TP-03 achieved the primary endpoint of complete collarette cure, defined as 0-2 collarettes per lid at day 43, compared to 7% on vehicle (p<0.0001).
▪68% of patients on TP-03 achieved mite eradication defined as 0 mites per lash at day 43, compared to 18% on vehicle (p<0.0001).
▪Additionally, significant efficacy in lid erythema (redness) was demonstrated across multiple measures including complete and clinically meaningful composite cures, and in erythema alone. Results showed 45 % of patients improved erythema by one (1) grade or more (compared to 28% of patients on vehicle, p=0.0002) and 19% of patients on TP-03 achieved a complete erythema cure (compared to 7% of patients on vehicle, p<0.0001).
▪TP-03 was well tolerated with a safety profile similar to the vehicle group. Additionally, most TP-03 patients (92%) reported that the drop comfort was neutral to very comfortable. There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

On May 6, 2021, we announced the commencement of our second pivotal trial, Saturn-2. This Phase 3 trial is substantially identical in design to Saturn-1 (same primary and secondary endpoints) and is expected to enroll approximately 418 participants. We expect to report topline data results from Saturn-2 in the first quarter of 2022. If Saturn-2 results are positive, we expect to use the data from the Saturn-1 and Saturn-2 trials to support our submission of an NDA with the FDA for TP-03 for the treatment of Demodex blepharitis in the first half of 2022.

TP-03 China Territory Out-License: On March 26, 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory").

We have received contractual proceeds of $35 million from LianBio during the three months ended June 30, 2021 and expect to receive an additional $20 million by September 30, 2021 for a recently achieved Saturn-1 clinical milestone. In March 2021, also as part of the China Out-License, we received warrant rights in LianBio, subject to clinical and regulatory vesting provisions.

We are further eligible to receive (i) Saturn-2 clinical milestone of $15 million (expected achievement by March 31, 2022), (ii) China-based clinical and regulatory milestones totaling $30 million, and (iii) China Territory sales threshold milestones totaling $100 million. We are also entitled to receive tiered royalties in the low double-digits on the net sales of TP-03 within the China Territory.

TP-05 Initiation of Phase 1 Trial, Callisto: On June 16, 2021, we announced that we initiated dosing participants in our first clinical trial for TP-05, a novel, oral, non-vaccine therapeutic, for the prevention of Lyme disease and malaria. The Phase 1 Callisto trial is a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and pharmacokinetics ("PK") of TP-05 in healthy volunteers. There are currently no FDA-approved pharmacological prophylactic options for Lyme disease, which is the most common vector-borne disease in the United States, transmitted to humans via Borrelia burgdorferi bacterium infection following the bite of a tick vector.

We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

New Saturn-1 Data Presented at ASCRS: On July 24, 2021, we presented new Saturn-1 data at the American Society of Cataract and Refractive Surgery ("ASCRS") 2021 Annual Meeting. The new Saturn-1 data demonstrated a strong patient responder rate, in addition to achieving all primary and secondary endpoints; nearly all Demodex blepharitis patients studied experienced a significant response to treatment with TP-03. These findings indicate the substantial potential impact this treatment may have for both patients and eye care professionals, including meaningful improvement in reducing the number of mites per lash and collarette grade reduction.

In addition to this new data presented at the ASCRS meeting, on July 24, 2021 we also announced results from additional Saturn-1 safety analysis, which revealed that TP-03 had no clinically significant adverse effect on multiple safety measures including Corrected Distance Visual Acuity ("CDVA"), corneal staining, and intraocular pressure ("IOP"), and no significant findings from slit lamp biomicroscopy or fundus exam. In addition, no impact to endothelial cell density ("ECD") was seen in a subset of 21 patients. ECD will be further evaluated as part of the Saturn-2 trial plan. We believe that the results from our Saturn-1 clinical trial, along with previously announced data, reinforces that TP-03 is potentially safe to use in a broad patient population.

Atlas and Europa Studies Presented at ARVO: On May 3, 2021, we released the results of the Atlas study at the virtual Association for Research in Vision and Ophthalmology ("ARVO") 2021 Annual Meeting. The Atlas study is what we believe is the first multi-center observational study to evaluate the functional and psychosocial impact of Demodex blepharitis. The study also provided insights on the clinical manifestations of Demodex blepharitis in adult patients. Overall, the study showed that Demodex blepharitis is associated with a significant symptomatic and psychosocial burden, negatively affecting daily life in the majority (80%) of patients. We also presented complete efficacy and safety data from our Phase 2b Europa trial, which consisted of positive trial results that were used as the basis for our Saturn-1 and 2 pivotal trial designs.
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, the net proceeds from our IPO (as defined below), and out-licensing arrangements. From inception through June 2021, we raised net proceeds of approximately $103.2 million through private placements of preferred stock.
In advance of our IPO, on October 8, 2020, our board of directors approved a 1-for-7.4276 reverse stock split of our capital stock. All share and per share information included in the accompanying financial statements has been adjusted to reflect this reverse stock split. On October 20, 2020, we completed our initial public offering ("IPO") through an underwritten sale of 6,325,000 shares of our common stock at a price of $16.00 per share, inclusive of an additional 825,000 shares of common stock sold upon the full exercise of the underwriters’ purchase option. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses were $91.7 million. Concurrent with the IPO, all then-outstanding shares of our convertible preferred stock automatically converted into an aggregate of 11,107,018 issued shares of common stock.
In March 2021, we executed an out-license of TP-03 for the China Territory (see Note 9). During the six months ended June 30, 2021, we received cash proceeds of $35.0 million from our licensee. We expect to receive additional cash proceeds from our licensee totaling $35.0 million by March 31, 2022 (for first-year consideration of $70 million), assuming all of our TP-03 U.S. clinical milestones are achieved (including $20 million that became payable upon the achievement of a milestone in June 2021 and is pending receipt).
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue from the China Out-License Agreement, increasing operating losses for the foreseeable future. Our net income (losses) were $6.3 million and $(3.3) million for the three months ended June 30, 2021 and 2020, respectively, and $16.7 million and $(5.2) million for the six months ended
June 30, 2021 and 2020, respectively. Our net losses and any net income we may generate may fluctuate significantly from quarter to quarter and year to year and could be substantial. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $16.1 million and $32.8 million, respectively, from research and development and general and administrative activities since our inception. We anticipate that our operating expenses will increase significantly as we:
•conduct clinical trials of our lead product candidate, TP-03, for the treatment of Demodex blepharitis including our Phase 3 trial, Saturn-2;

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
We do not have any products approved for sale and we have not yet generated any revenue from product sales. However, we recognized "license fee revenue" and "collaboration revenue" from our China Out-License for the three and six months ended June 30, 2021 of an aggregate $22.0 million and $55.4 million, respectively (see Note 9), and expect to recognize additional revenue under these captions from this arrangement in future periods.
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
As of June 30, 2021, our aggregate cash and cash equivalents was $176.7 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the COVID-19 Pandemic on our Operations
Efforts to contain the spread of COVID-19 in the United States (including in California where our corporate headquarters and laboratory facility are located) and other countries have included quarantines, shelter-in-place orders, and various other government restrictions in order to control the spread of this virus.
We have been carefully monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. We have taken important steps to ensure the workplace safety of our employees when working within our laboratory and administrative offices, or when traveling to our clinical trial sites. We have also implemented a vaccination policy and we may take further actions as may be required by federal, state or local authorities.

To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that our clinical development timelines and business plans could be adversely affected. We maintain regular communication with our vendors and clinical sites to appropriately plan for, and mitigate, the impact of the COVID-19 pandemic on our operations. Specifically, for our Phase 3 Saturn-2 trial, we have instituted various protocols for our sites, including increasing health screening of individuals and providing enhanced communication and training to staff regarding COVID-19. However, the ultimate effect from this pandemic on our development timelines for TP-03 and our other product candidates is inherently uncertain.
See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, for a further discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.
Result of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
Revenues:
License fees and collaboration revenue	$22,017	$—	$22,017
Total revenues	22,017	—	22,017
Operating expenses:
Cost of license fees and collaboration revenue	737	—	737
Research and development	7,204	1,737	5,467
General and administrative	6,794	1,526	5,268
Total operating expenses	14,735	3,263	11,472
Income (loss) from operations before other (expense) income and income taxes	7,282	(3,263)	10,545
Other (expense) income:
Interest income, net	7	13	(6)
Change in fair value of equity warrant rights	(876)	—	(876)
Other income (expense), net	(39)	—	(39)
Total other (expense) income, net	(908)	13	(921)
Provision for income taxes	(29)	—	(29)
Net income (loss)	$6,345	$(3,250)	$9,595
License Fees and Collaboration Revenue
License fees and collaboration revenue was $22.0 million for the three months ended June 30, 2021, of which $19.0 million was attributable to license fees and $3.0 million of which was attributable to collaboration revenue. These revenue amounts are attributable to the portion of the China Out-License (see Note 9) contractual milestones that were fully or partially complete by June 30, 2021. These amounts respectively represent the satisfaction of the transfer of license rights to LianBio and the partial completion of clinical-related "performance obligations" stated in the China Out-License.
We will recognize additional "license fee and collaboration revenue" as these performance obligations are further satisfied or other events occur, specifically related to (i) milestone payments upon TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (ii) achievement of regulatory events that trigger milestone payments, and (iii) sales by our licensee of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue was $0.7 million for the three months ended June 30, 2021. Under the terms of the China Out-License and our in-license agreement for lotilaner (see Note 8(b)), we recognized $0.7 million of associated expense in proportion to our recognized "license fee" and "collaboration revenue" in the same period.
Research and Development Expenses

Research and development expenses increased by $5.5 million for the three months ended June 30, 2021 as compared to the prior year period. The increase was primarily due to (i) increased clinical and preclinical study costs of $2.7 million, (ii) increased manufacturing and formulation costs of $1.0 million, and (iii) increased payroll and personnel-related costs, including stock-based compensation, of $1.3 million for additional employees to drive our product development initiatives.
General and Administrative Expenses
General and administrative expenses increased by $5.3 million for the three months ended June 30, 2021, as compared to the prior year period. The increase was primarily due to (i) $3.5 million increase in payroll and personnel-related costs, including stock-based compensation, for employee additions, (ii) increased insurance and other administrative costs of $0.8 million, (iii) increased professional fees of $0.6 million, and (iv) increased commercial and market research costs of $0.3 million.
Provision for Income Taxes
We maintain a full "valuation allowance" against our net deferred tax assets as of June 30, 2021 and 2020 since we cannot conclude that these future benefits will be realized through the offset of our potential taxable income in the future. For the three months ended June 30, 2021, we recorded income tax expense of $29 thousand attributable to current federal and state income tax expense as a result of taxable income in those jurisdictions which cannot be fully offset by available net operating losses and credits. We used the year-to-date "effective tax rate method" to determine our interim income tax expense for federal and state jurisdictions where a reliable estimate of the annual effective tax rate could not be made. For the three and six months ended June 30, 2020, we did not record any income tax expense due to our incurred losses in that period.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
Revenues:
License fees and collaboration revenue	$55,449	$—	$55,449
Total revenues	55,449	—	55,449
Operating expenses:
Cost of license fees and collaboration revenue	2,034	—	2,034
Research and development	23,465	3,249	20,216
General and administrative	11,954	2,132	9,822
Total operating expenses	37,453	5,381	32,072
Income (loss) from operations before other income (expense) and income taxes	17,996	(5,381)	23,377
Other (expense) income:
Interest income (expense), net	16	174	(158)
Other income (expense), net	(73)	—	(73)
Loss on extinguishment of convertible notes	—	—	—
Change in fair value of equity warrant rights	(876)	—	(876)
Total income (expense), net	(933)	174	(1,107)
Provision for income taxes	(342)	—	(342)
Net income (loss)	$16,721	$(5,207)	$21,928
License Fees and Collaboration Revenue
License fees and collaboration revenue was $55.4 million for the six months ended June 30, 2021, of which $52.4 million was attributable to license fees and $3.1 million was attributable to collaboration revenue. These revenue amounts are attributable to the portion of the China Out-License (see Note 9) contractual milestones that are fully or partially complete by

June 30, 2021. These amounts respectively represent the satisfaction of the transfer of license rights to LianBio and the partial completion of clinical-related "performance obligations" stated in the China Out-License.
We will recognize additional "license fee and collaboration revenue" as these performance obligations are further satisfied or other events occur, specifically related to (i) milestone payments upon TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (ii) achievement of regulatory events that trigger milestone payments, and (iii) our licensee's sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue was $2.0 million for the six months ended June 30, 2021. Under the terms of the China Out-License, and our in-license agreement for lotilaner (see Note 8(b)), we recognized $2.0 million of associated expense in proportion to our recognized "license fee" and "collaboration revenue" in the same period.
Research and Development Expenses
Research and development expenses increased by $20.2 million for the six months ended June 30, 2021 as compared to the prior year period. The increase was primarily due to (i) payment to our licensor in the form of issuance of 187,500 shares of our common stock valued at $5.5 million in March 2021 (at our early-extension of exclusive rights to lotilaner in "all other" diseases and conditions in humans), (ii) clinical milestone expense of $2.0 million that became payable in March 2021 to our licensor in connection with the commencement of Saturn-2, our second U.S. pivotal trial for the treatment of Demodex blepharitis, (iii) increased clinical and preclinical study costs of $7.9 million, (iv) increased manufacturing and formulation costs of $2.2 million, and (v) increased payroll and personnel-related costs, including stock-based compensation, of $2.2 million for additional employees to drive our product development initiatives.
General and Administrative Expenses
General and administrative expenses increased by $9.8 million for the six months ended June 30, 2021. The increase was primarily due to (i) $5.4 million increase in payroll and personnel-related costs, including stock-based compensation, for employee additions, (ii) increased insurance and other administrative costs of $1.7 million, (iii) increased professional fees of $1.3 million, and (iv) increased commercial and market research costs of $1.3 million.
Other (Expense) Income, Net
The decrease in other (expense) income, net of $1.1 million was primarily due to lower interest income on our U.S. Treasury money market funds and removal of capitalized leasehold improvements for a terminated lease.
Provision for Income Taxes
We maintain a full "valuation allowance" against our net deferred tax assets as of June 30, 2021 and 2020 since we cannot conclude that these future benefits will be realized through the offset of our potential taxable income in the future. For the six months ended June 30, 2021, we recorded income tax expense of $0.3 million attributable to current federal and state income tax expense as a result of taxable income in those jurisdictions which cannot be fully offset by available net operating losses and credits. We used the year-to-date "effective tax rate method" to determine our interim income tax expense for federal and state jurisdictions where a reliable estimate of the annual effective tax rate could not be made. For the three and six months ended June 30, 2020, we did not record any income tax expense due to our incurred losses in that period.
Liquidity and Capital Resources
Sources of Liquidity
We will continue to be dependent upon equity, debt financing, and/or other forms of capital raises at least until we are able to generate significant ongoing positive cash flows from our operations. As of June 30, 2021, we had cash and cash equivalents of $176.7 million and accounts receivable from our licensee of $20 million for a clinical milestone achieved in June 2021 and expect collection by September 30, 2021.
Since our inception in 2016 through June 30, 2021, our operations have been substantially financed by cash proceeds from private placements of preferred stock, our IPO proceeds, and China Out-License consideration. As part of our IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters’ option to purchase an additional 825,000 shares of our common stock). After deducting underwriting discounts and commissions and other related expenses, our IPO proceeds were $91.7 million.
In April and May 2021, we received $25 million of initial proceeds from our licensee as part of the execution of our China Out-License (see Note 9) and received an additional $10 million in June 2021 for the achievement of a clinical milestone. We expect to receive an additional $20 million by September 30, 2021 and $15 million by March 31, 2022, for $70 million in aggregate proceeds within 12 months following agreement execution. The remaining $130 million of potential milestones under this license will be received upon future clinical/regulatory and sales achievements within the China Territory.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees.
Funding Requirements
Our current cash balance funds our operating expenditures and other working capital requirements. Our operating expenditures currently consist of research and development expenses (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and general and administrative expenses. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements.
We believe that our cash and cash equivalents of $176.7 million as of June 30, 2021 and our expected total $35 million of additional proceeds from the China Out-Licensee by March 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this cash runway estimate on our current assumptions that may require future adjustments as part of our ongoing business decisions within pipeline development and our other corporate initiatives. Accordingly, we may require additional capital resources earlier than we currently expect.
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
We expect to incur significant operating losses for the foreseeable future, and expect these losses to further increase, as we ramp up our clinical development programs and begin activities for commercial launch readiness. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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
•the costs of preparing, filing and prosecuting patent and trademark applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

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
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$8,757	$(4,553)
Investing activities	(191)	(371)
Financing activities	20	107
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,586	$(4,817)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2021. We recognized $55.4 million of license fee and collaboration revenue, though we received $35 million in cash in the current six-month period in connection with the China Out-License transaction. In the current six-month period, our cash payments to vendors for our operating activities totaled $17.4 million and payroll-related cash payments (inclusive of 2020 bonus payouts) totaled $4.6 million. In addition, we made contractual payments of $4.5 million to our intellectual property licensor (see Note 8(b)).
Net cash used in operating activities was $4.6 million for the six months ended June 30, 2020 and primarily represented a net loss of $5.2 million associated with our operating expenses in that period.

Net Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2021, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of property and equipment.
Net cash used in investing activities was $0.4 million for the six months ended June 30, 2020, which consisted of various purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $20 thousand and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, and was attributable to proceeds from the exercises of stock options in each period.
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
There were no material changes to our previously reported "Critical Accounting Policies" during the three and six months ended June 30, 2021, except for:
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
Indemnification Agreements

As permitted under Delaware law and in accordance with our amended and restated bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $176.7 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
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
Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered securities sold by us from April 1, 2021 through June 30, 2021. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.
In connection with the China Out-License, in May 2021, we issued 187,500 shares of our common stock to Elanco as consideration for continued license exclusivity under the License Agreement with Elanco, dated September 3, 2020.

The issuance of these securities was exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of these securities is an accredited person and had adequate access, through employment, business or other relationships, to information about the registrant.
Use of Proceeds

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement on Form S-1 (File No. 333-249076), declared effective by the SEC on October 15, 2020, and the related final prospectus, dated October 15, 2020, filed with the SEC on October 16, 2020, pursuant to Rule 424(b) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	10/20/2020
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-39614	3.2	10/20/2020
4.2	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	10/09/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 5, 2021

TARSUS PHARMACEUTICALS, INC.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Director)

Date:	August 5, 2021

/s/ Leonard M. Greenstein
Leonard M. Greenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)