Form 10-Q
period 2021-09-30
Tarsus Pharmaceuticals, Inc.
filed 2021-11-10
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

20,676,992 shares of common stock, $0.0001 par value, outstanding as of November 4, 2021.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,801	$168,129
Restricted cash	—	20
Other receivables	139	20
Prepaid expenses and other current assets	3,148	2,486
Total current assets	187,088	170,655
Property and equipment, net of accumulated depreciation	519	548
Operating lease right-of-use asset	1,190	688
Other assets	1,615	81
Total assets	$190,412	$171,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$8,119	$4,347
Accrued payroll and benefits	2,246	1,040
Total current liabilities	10,365	5,387
Other long-term liabilities	905	605
Total liabilities	11,270	5,992
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,714,228 shares issued and 20,671,079 outstanding, which excludes 43,149 shares subject to repurchase at September 30, 2021 (unaudited); 20,502,576 shares issued and 20,323,301 outstanding, which excludes 179,375 shares subject to repurchase at December 31, 2020	4	4
Additional paid-in capital	210,959	198,821
Accumulated deficit	(31,821)	(32,845)
Total stockholders’ equity	179,142	165,980
Total liabilities and stockholders’ equity	$190,412	$171,972
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
License fees	$708	$—	$53,067	$—
Collaboration revenue	532	—	3,622	—
Total revenues (Note 9)	1,240	—	56,689	—
Operating expenses:
Cost of license fees and collaboration revenue	65	—	2,099	—
Research and development	10,209	7,991	33,674	11,239
General and administrative	6,671	2,150	18,625	4,282
Total operating expenses	16,945	10,141	54,398	15,521
(Loss) income from operations before other income (expense) and income taxes	(15,705)	(10,141)	2,291	(15,521)
Other income (expense):
Interest income, net	8	4	24	178
Other income (expense), net	5	—	(68)	—
Change in fair value of equity warrant rights (Note 9)	(346)	—	(1,222)	—
Total other (expense) income	(333)	4	(1,266)	178
Benefit (provision) for income taxes	341	(1)	(1)	(1)
Net (loss) income and comprehensive (loss) income	$(15,697)	$(10,138)	$1,024	$(15,344)
Net (loss) income per share
Basic	$(0.76)	$(3.71)	$0.05	$(5.73)
Diluted	$(0.76)	$(3.71)	$0.05	$(5.73)
Weighted-average shares outstanding
Basic	20,641,285	2,729,685	20,511,973	2,677,315
Diluted	20,641,285	2,729,685	22,032,487	2,677,315

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980
Net income	—	—	—	—	—	10,376	10,376
Recognition of stock-based compensation expense	—	—	—	—	1,363	—	1,363
Exercise of vested stock options	—	—	13,773	—	19	—	19
Shares issued as consideration for in-license rights (Note 8(b))	—	—	187,500	—	5,494	—	5,494
Balance as of March 31, 2021	—	$—	20,524,474	$4	$205,697	$(22,469)	$183,232
Net income	—	—	—	—	—	6,345	6,345
Recognition of stock-based compensation expense	—	—	—	—	2,794	—	2,794
Lapse of repurchase rights related to common stock issued pursuant to stock option exercises prior to vesting	—	—	49,222	—	99	—	99
Exercise of vested stock options	—	—	255	—	1	—	1
Balance as of June 30, 2021	—	$—	20,573,951	$4	$208,591	$(16,124)	$192,471
Net loss	—	—	—	—	—	(15,697)	(15,697)
Recognition of stock-based compensation expense	—	—	—	—	2,119	—	2,119
Lapse of repurchase rights related to common stock issued pursuant to stock option exercises prior to vesting	—	—	87,004	—	174	—	174
Exercise of vested stock options	—	—	10,124	—	75	—	75
Balance as of September 30, 2021	—	$—	20,671,079	$4	$210,959	$(31,821)	$179,142

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	8,249,939	$63,402	2,646,619	$2	$27	$(6,034)	$(6,005)
Net loss	—	—	—	—	—	(1,957)	(1,957)
Recognition of stock-based compensation expense	—	—	—	—	4	—	4
Lapse of repurchase rights related to common stock issued pursuant to stock option exercises prior to vesting	—	—	4,300	—	—	—	—
Balance as of March 31, 2020	8,249,939	$63,402	2,650,919	$2	$31	(7,991)	$(7,958)
Net loss	—	—	—	—	—	(3,250)	(3,250)
Recognition of stock-based compensation expense	—	—	—	—	173	—	173
Exercise of vested stock options	—	—	1,077	—	—	—	—
Balance as of June 30, 2020	8,249,939	$63,402	2,651,996	$2	$204	(11,241)	$(11,035)
Net loss	—	—	—	—	—	(10,138)	(10,138)
Recognition of stock-based compensation expense	—	$—	—	$—	$223	$—	$223
Exercise of vested stock options	—	—	13,532	—	6	—	6
Shares issued as consideration for in-license rights	—	—	222,460	—	3,115	—	3,115
Issuance of Series C Preferred Stock in September 2020 at $14.0003 per share for cash, net of issuance costs of $243	2,857,079	39,757	—	—	—	—	—
Balance as of September 30, 2020	11,107,018	$103,159	2,887,988	$2	$3,548	$(21,379)	$(17,829)

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,024	$(15,344)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	272	56
Stock-based compensation (Note 5)	6,276	401
Non-cash lease expense	178	94
Loss on disposal of property and equipment	70	—
Loss on lease termination	2	—
Change in fair value of derivative assets	1,222	—
Unrealized gain from transactions denominated in a foreign currency	(4)	—
Issuance of common stock pursuant to in-license agreement (Note 8(b))	5,494	3,115
Changes in operating assets and liabilities:
Other receivables	(119)	34
Prepaid expenses and other current assets	(663)	(2,700)
Other non-current assets	(2,762)	(27)
Accounts payable and other accrued liabilities	3,523	3,025
Accrued payroll and benefits	1,206	221
Other long-term liabilities	150	—
Net cash provided by (used in) operating activities	15,869	(11,125)
Cash Flows From Investing Activities:
Purchases of property and equipment	(312)	(506)
Cash used in investing activities	(312)	(506)
Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	39,972
Issuance costs for initial public offering	—	(330)
Proceeds from exercise of vested stock options	95	6
Proceeds from stock option exercises prior to vesting	—	360
Net cash provided by financing activities	95	40,008
Net increase in cash, cash equivalents and restricted cash	15,652	28,377
Cash, cash equivalents, and restricted cash — beginning of year	168,149	57,972
Cash, cash equivalents, and restricted cash — end of period	$183,801	$86,349
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$183,801	$86,329
Restricted cash	—	20
Cash, cash equivalents and restricted cash	$183,801	$86,349
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$741	$726
Expense of right-of-use asset upon lease termination	$(38)	$—
Stock issued to licensor pursuant to execution of out-license agreement	$5,494	$—
Series C Preferred Stock issuance costs in accounts payable and other accrued liabilities	$—	$243
Deferred offering costs included in accounts payable and accrued liabilities	$—	$1,388
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
(a) Description of Business
Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a biopharmaceutical company that applies proven science to new technology for patients, starting with eye care.
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

(c) Liquidity
The Company currently has no product sales, and has accumulated losses and negative cash flows from operations since inception (other than consideration received from an out-licensing agreement, as discussed in Note 9), resulting in an accumulated deficit of $31.8 million as of September 30, 2021 and $32.8 million as of December 31, 2020. The Company’s cash and cash equivalents were $183.8 million and $168.1 million as of September 30, 2021 and December 31, 2020, respectively. The Company has funded its inception-to-date operations primarily through equity capital raises and proceeds from its out-license agreement. The Company believes that its existing capital resources will be sufficient to meet projected operating requirements beyond at least 12 months from the filing date of this Form 10-Q. Accordingly, the accompanying financial statements in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
The Company’s operations currently consist of its corporate organization build-out, intellectual property licensing activities, and preclinical and clinical study progression. The Company faces the clinical, business, and liquidity risks that are typically associated with biotechnology companies; it must complete expensive research and development activities, achieve research and development outcomes that are inherently uncertain, recruit and retain skilled personnel (including executive management), and expand and defend its intellectual property rights.
Management expects the Company to continue to incur losses in the foreseeable future as a result of research and development activities and other operating expenses. The Company will be required to raise additional capital to fund its future operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, if at all. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing into which the Company enters may impose additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments, or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. The Company’s potential inability to raise capital when needed could have a negative impact on its financial condition and ability to pursue planned business strategies. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
indications that it would otherwise prefer to develop and commercialize on its own. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. These factors may adversely impact the Company's ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.
(d) Operating Segment
To date, the Company has operated and managed its business and financial information on an aggregate basis for the purposes of evaluating financial performance and the allocation of capital and personnel resources. Accordingly, the Company’s management determined that it has one reportable operating segment. This single segment is focused exclusively on developing pharmaceutical products for eventual commercialization.
(e) Emerging Growth Company Status
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to not take this exemption. As a result, it will adopt new or revised accounting standards on the relevant effective dates on which adoption of such standards is required for other public companies that are not emerging growth companies.
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
The interim condensed balance sheet as of September 30, 2021, the interim condensed statements of operations and comprehensive (loss) income, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the interim condensed cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and nine-month periods are also unaudited. The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other interim or annual period.
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
The Company’s results of operations involve numerous risks and uncertainties. Factors that could adversely impact the Company’s operating results and business objectives include, but are not limited to, (1) uncertainty of results of clinical trials, (2) uncertainty of regulatory approval of the Company’s potential product candidates, including TP-03 for ophthalmic conditions, TP-04 for treatment of rosacea, and TP-05 for prophylaxis of Lyme and community malaria reduction, (3) uncertainty of market acceptance of its product candidates, (4) competition from substitute products and other companies, (5) securing and protecting proprietary technology and strategic relationships, and (6) dependence on key individuals and sole source suppliers.
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
(v) Property and Equipment
Property and equipment is stated at historical cost and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. Other than the right-of-use ("ROU") asset impairment discussed in Note 8, there were no events or changes in business circumstances during the three and nine months ended September 30, 2021 or year ended December 31, 2020 that indicated the carrying amounts of any long-lived assets were not fully recoverable.
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
The Company's out-license arrangement is in exchange for the following forms of consideration: (i) upfront cash payments, (ii) equity-based consideration, (iii) sales royalties, (iv) sales threshold milestones, (v) development milestone fees, and (vi) regulatory milestone fees. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, also adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.
Contractual Terms for Receipt of Payments

The contractual terms that establish the Company’s right to collect specified amounts from its customers and that require contemporaneous evaluation and documentation under GAAP for the corresponding timing and amount of revenue recognition, as follows:

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
(viii) Stock-Based Compensation
The Company recognizes stock-based compensation expense for equity awards granted to employees, consultants, and members of its Board of Directors. The Black-Scholes pricing model is used to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing share price preceding the date of grant.
For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company recognizes related expense on an accelerated attribution method, if and when it concludes that it is highly probable that the performance condition will be achieved. As applicable, the Company reverses previously recognized expense in the same period of the forfeiture of unvested awards.
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
All stock-based compensation expense is reported in the Statements of Operations and Comprehensive (Loss) Income within "research and development" expense or "general and administrative" expense, based upon the assigned department of the award recipient.
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
In the event that the Company is assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included as a component of “income tax expense” within the Statements of Operations and Comprehensive (Loss) Income in the period the notice was received. To date there have been no interest or penalties charged.
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
(x) Net (Loss) Income per Share Attributable to Common Stockholders

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period, without the consideration for potential dilutive shares of common stock. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable.
The Company’s participating securities include unvested common stock awards issued upon early exercise of certain stock options, as early exercised unvested common stock awards have a non-forfeitable right to dividends. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, so in periods of net losses, the "two-class method" of calculating basic and diluted earnings per share is not required. In periods of net income, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Also, net income is attributed to both common stockholders and participating security holders, and therefore, net income is allocated to shares of common stock and participating securities, as if all of the earnings for the period had been distributed. Diluted earnings per share under the two-class method is calculated using the more dilutive of the treasury stock or the two-class method.

For the nine months ended September 30, 2021, the "two-class method" was utilized to calculate diluted net income per share as it was more dilutive than the "treasury stock method". Due to a net loss for the three months ended September 30, 2021, and the three and nine months ended September 30, 2020, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in these periods.
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
(xii) Comprehensive (Loss) Income
Comprehensive (loss) income represents all changes in stockholders’ equity (deficit), except those resulting from distributions to stockholders. For all periods presented, comprehensive (loss) income was the same as reported net (loss) income.
(xiii) Recently Issued or Effective Accounting Standards

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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
(a) Property and Equipment, net of Accumulated Depreciation
“Property and equipment, net of accumulated depreciation” consists of the following:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$450	$294
Office equipment	67	74
Laboratory equipment	167	173
Leasehold improvements	185	141
Property and equipment, at cost	869	682
(Less): Accumulated depreciation and amortization	350	134
Property and equipment, net of accumulated depreciation and amortization	$519	$548
Depreciation expense (included within “total operating expenses” in the accompanying Statements of Operations and Comprehensive (Loss) Income) for the three months ended September 30, 2021 and 2020 was $0.1 million and $24 thousand, respectively, and for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.1 million, respectively.
(b) Other Assets
"Other assets" consists of the following:

	September 30, 2021	December 31, 2020
Deposits	$72	$33
Equity warrant rights* (Note 7)	1,501	—
Other long term assets	42	48
Other assets	$1,615	$81
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
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2021	December 31, 2020
Trade accounts payable and other	$2,010	$2,237
Operating lease liability, current portion	538	282
Accrued clinical studies	4,450	1,524
Contract liability	1,034	—
Income taxes payable	—	—
Employee stock option pre-vesting exercise liability, current portion	87	304
Accounts payable and other accrued liabilities	$8,119	$4,347
(d) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	September 30, 2021	December 31, 2020
Operating lease liability, non-current portion	$755	$549
Derivative liability	150	—
Employee stock option pre-vesting exercise liability, non-current portion	—	56
Other long-term liabilities	$905	$605
4. STOCKHOLDERS’ EQUITY
Authorized Stock
Under the October 2020 Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of stock: common and preferred. The total number of shares authorized for issuance is 200.0 million shares of common stock and 10.0 million shares of preferred stock.
Common Stock Overview and Reserve for Future Issuance
Common stockholders have one vote for each share of common stock held and are entitled to receive any dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the three and nine months ended September 30, 2021 and for the year ended December 31, 2020, no dividends were declared.
As of September 30, 2021 and December 31, 2020, the Company had 20.7 million and 20.5 million shares of common stock issued, respectively. At September 30, 2021 and December 31, 2020, the Company had 20.7 million, and 20.3 million shares of common stock outstanding, respectively. The following shares of common stock were reserved for issuance:

	September 30, 2021	December 31, 2020
Stock options issued and outstanding	2,663,356	1,836,739
Common stock awards reserved for future grant	9,376,475	9,414,091
Restricted stock units outstanding	4,257	—
Total shares of common stock reserved	12,044,088	11,250,830

5. STOCK-BASED COMPENSATION

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
Through September 30, 2021, all awards issued under the 2020 Plan and 2016 Plan were in the form of stock options and restricted stock units. These stock award agreements have service and/or performance conditions for vesting, unless immediately vested on the date of grant. Stock awards granted typically have one to four-year service conditions for full vesting. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones.
Stock options must be exercised, if at all, no later than 10 years from the date of grant. Upon termination of employment, vested stock options may be exercised within 12 months after the date of termination upon death, six months after the date of termination upon disability, and three months after the date of termination for all other separations.
Employee Stock Purchase Plan
Under the terms of the Company's 2020 Employee Stock Purchase Plan (the “ESPP”), eligible employees can purchase common stock through scheduled payroll deductions. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. To determine the value of ESPP expense to be recognized during each offering period, the Black-Scholes option-pricing model is used, in combination with the discounted employee price. A participant may purchase a maximum of 3,000 shares of common stock during a six-month offering period, not to exceed $25,000 at full market value on the offering date during each ESPP year.
As of September 30, 2021, a total of 2.5 million shares of common stock are authorized and remain available for issuance under the ESPP. Beginning on January 1, 2021, and each January 1st thereafter, the number of common stock available for issuance under the ESPP shall automatically increase by an amount equal to the lessor of (i) one percent of the total number of shares of common stock outstanding on the last day of the year, (ii) 2.5 million shares, or (iii) a number determined by our board of directors.
Stock-Based Compensation Summary

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock-based compensation expense (inclusive of ESPP) is recorded in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income based on the designated department of the award recipient. Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$544	$102	$1,315	$118
General and administrative	1,575	121	4,961	283
Total stock-based compensation	$2,119	$223	$6,276	$401
Pre-Vesting Exercise Feature of Certain Stock Options
The 2016 Plan permitted certain option holders to exercise awarded options prior to vesting. Upon this early exercise, the options became subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These unvested options are subject to repurchase by the Company upon employee termination at the same price exercised. These unvested shares of common stock are reported as issued (but not outstanding) on the accompanying Condensed Balance Sheets while subject to repurchase by the Company. These shares are also excluded from the basic net (loss) income per share until the repurchase right lapses upon vesting, but are included in the diluted net income per share for the nine months ended September 30, 2021.
The Company initially records a liability for these early exercises that is subsequently reclassified into stockholders’ equity on a pro rata basis as vesting occurs. As of September 30, 2021 and December 31, 2020, the Company recorded the unvested portion of the exercise proceeds of $0.1 million and $0.4 million, respectively, as a liability from pre-vesting exercises in the accompanying Condensed Balance Sheets.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
6. NET (LOSS) INCOME PER SHARE
The Company permits certain option holders to exercise awarded options prior to vesting (see Note 5) and upon early exercise, become subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These pre-vested option exercises are considered to be "participating securities" as restricted stock due to non-forfeitable right to dividends (i.e., even prior to vesting).
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic EPS
Net (loss) income	$(15,697)	$(10,138)	$1,024	$(15,344)
Less: undistributed income allocated to participating securities	—	—	7	—
Net (loss) income available to common shareholders	$(15,697)	$(10,138)	$1,017	$(15,344)

Basic weighted average shares outstanding	20,641,285	2,729,685	20,511,973	2,677,315
Net (loss) income per share attributable to common stockholders—basic	$(0.76)	$(3.71)	$0.05	$(5.73)

Diluted EPS
Net (loss) income	$(15,697)	$(10,138)	$1,024	$(15,344)
Less: undistributed income reallocated to participating securities	—	—	7	—
Net (loss) income available to common shareholders	$(15,697)	$(10,138)	$1,017	$(15,344)

Basic weighted average shares outstanding	20,641,285	2,729,685	20,511,973	2,677,315
Effect of dilutive securities:
Common stock options	—	—	1,520,514	—
Diluted weighted average shares outstanding	20,641,285	2,729,685	22,032,487	2,677,315
Net (loss) income per share attributable to common stockholders—diluted	$(0.76)	$(3.71)	$0.05	$(5.73)
During the nine months ended September 30, 2021, 0.9 million shares of unexercised stock options were excluded from the computation of net income per share because the effect would have been anti-dilutive. Additionally, during the three and nine months ended September 30, 2020, 1.8 million unexercised stock options, 8.5 million and 8.3 million shares respectively, of preferred stock, and 179 thousand early-exercised and unvested stock options were excluded from the calculation of diluted net loss per share attributable to common stockholders because their impact under the “treasury stock method” and "if-converted method" would have been anti-dilutive.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(xiii)):

	September 30, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$183,801	$—	$—	$183,801
Equity warrant rights	—	—	1,501	1,501
Total assets measured at fair value	$183,801	$—	$1,501	$185,302

	December 31, 2020 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$168,129	—	—	$168,129
Total assets measured at fair value	$168,129	—	—	$168,129
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
Equity Warrant Rights
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio Ophthalmology Limited (“LianBio”), executed a warrant agreement for the Company to purchase a stated number of equity securities of LianBio, a then privately-held pharmaceutical company focused on China, at fair value (on a per share basis at the time of issuance). The warrants will vest upon the achievement of certain clinical and regulatory events.
These warrants are classified as Level 3 in the fair value measurement hierarchy. The most significant assumptions used in the option pricing valuation model to determine the fair value as of September 30, 2021, include: the estimated fair value of LianBio common stock (that since had its IPO on November 1, 2021), LianBio stock volatility (based on the historical volatility of similar companies), and the probability of achievement of discrete clinical and regulatory milestones for the vesting of each of the three warrants. As of September 30, 2021, one of these three milestones was met for vesting of the respective warrant.
These warrants allow for "noncash settlement" and therefore met the criteria to be recognized as a "derivative asset" on the accompanying Condensed Balance Sheets and are presented within "other assets" as of September 30, 2021 (see Note 3(b)). These warrants will be remeasured with a corresponding amount reported in "other (expense) income, net" on the Statement of Operations and Comprehensive (Loss) Income at each reporting date, until exercised or expired.
The following table sets forth a summary of the changes in fair value of the equity warrant rights presented in "other assets" on the accompanying Condensed Balance Sheets. The measurement of the equity warrant rights represents a Level 3 financial instrument:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Equity Warrant Rights, presented on the Condensed Consolidated Balance Sheets
Fair value as of December 31, 2020	$—
Initial fair value estimate of equity warrant rights upon issuance	1,233
Fair value as of March 31, 2021	$1,233
Revaluation of equity warrant rights upon achievement of first development milestone, included in "total revenues" within the Condensed Statement of Operations for the three months ended June 30, 2021	719
Revaluation of equity warrant rights included in "other (expense) income, net" within the Condensed Statement of Operations for the three months ended June 30, 2021	(876)
Fair value as of June 30, 2021	$1,076
Revaluation of equity warrant rights included in "total revenues" within the Condensed Statement of Operations for the three months ended September 30, 2021	771
Revaluation of equity warrant rights included in "other (expense) income, net" within the Condensed Statement of Operations for the three months ended September 30, 2021	(346)
Fair value as of September 30, 2021	$1,501
8. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters lease agreements with unaffiliated parties for facilities and office equipment. As of September 30, 2021 and December 31, 2020, the Company had three active leases in Irvine, California for adjacent office and laboratory suites.
In January 2021, the Company entered into a six-month lease for an additional administrative office suite that was not then capitalized due to its under 12-month term. On July 30, 2021, the Company executed an amendment to extend the term of this lease and a new office suite, both expiring January 31, 2024. This amendment was accounted for as a "lease modification" and resulted in the recognition of an "operating lease right-of-use asset" valued at $0.7 million as of the execution date. The Company's two other capitalized facility leases commenced on June 1, 2020 and also expire on January 31, 2024. One includes a renewal option that was not reasonably certain to be exercised at the time of lease commencement for purposes of accounting and reporting.
The Company's facility leases are capitalized and reported within "operating lease right-of-use asset" and the corresponding lease liability within "accounts payable and other accrued liabilities" and "other long-term liabilities" on the accompanying Condensed Balance Sheets; each amounted to a total of $1.3 million as of September 30, 2021. These operating leases have annual rent that is payable monthly and carry fixed annual increases. Also, under these arrangements, real estate taxes, certain operating expenses, and common area maintenance are paid by the Company. Since these costs are variable in nature, they are excluded from the measurement of the reported right-of-use asset and liability and are expensed as incurred.
In December 2020, the Company recorded a $15 thousand impairment of its "operating lease right-of-use lease asset" in connection with its decision to early terminate one of the leases, which was completed in January 2021. During the year ended December 31, 2020 and for the three and nine months ended September 30, 2021, the Company had no sublease arrangements with it as lessor.
Components of Lease Expense
The liability associated with each lease is amortized over the respective lease term using the “effective interest rate method.” The Company’s right-of-use asset is amortized over the lease term on a straight-line basis to lease expense, as reported on an allocated basis within “research and development” and “general and administrative” expenses on the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
accompanying Condensed Statements of Operations and Comprehensive (Loss) Income. The components of lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$118	$79	$238	$133
Variable lease cost	33	38	104	38
Short-term lease cost	21	—	116	—
Total lease cost	$172	$117	$458	$171
Weighted-Average Remaining Lease Term and Applied Discount Rate
As of September 30, 2021 and December 31, 2020, the Company's active facility leases had a weighted average remaining lease term of 2 years, 4 months and 2 years, 10 months, respectively. The weighted average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate was not readily determinable.
Future Contractual Lease Payments
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - future payments	September 30, 2021
2021 (remaining three months)	$129
2022	515
2023	761
2024	66
2025	—
Total future lease payments, undiscounted	$1,471
(Less): Imputed interest	(178)
Present value of operating lease payments	$1,293
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
The Company made a $1.0 million upfront payment at execution of the January 2019 Agreement. In September 2020, the Company made a required $1.0 million clinical milestone payment associated with the first of two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company paid an additional $2.0 million for its second pivotal trial milestone in April 2021, which was recorded within "research and development" expense in the accompanying Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2021.
The Company may make further cash payments to Elanco under this January 2019 Agreement upon the achievement of certain clinical milestones in the treatment of human skin diseases using lotilaner for an aggregate maximum of $3.0 million and various commercial and sales threshold milestones for an aggregate maximum of $79.0 million. In addition,

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
the Company will be obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which the Company achieved applicable regulatory approval prior to sublicense execution.
As part of the China Out-License discussed in Note 9, the Company made a required contractual payment in the amount of $2.5 million to Elanco as part of the receipt of $25 million of initial proceeds from LianBio during the second quarter of 2021.
Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed an expanded in-license agreement with Elanco, granting the Company a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of "all other" diseases and conditions in humans (i.e., beyond that of the eye or skin), the “September 2020 Agreement.” The Company issued Elanco 222,460 shares of its common stock at the execution of the September 2020 Agreement. The value of these shares was $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020).

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

In March 2021, the Company entered into an out-license agreement with LianBio (see Note 9), which obligated it to grant Elanco an additional fixed 187,500 shares of the Company's common stock that were otherwise required to be granted no later than the 18-month anniversary of the September 2020 Agreement for the Company's continued license exclusivity. These additional shares were valued at $5.5 million based on the Company's stock closing price of $29.30 per share (on the date the issuance became contractually required) and is reported within "research and development" expense within the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2021.

(c) Employment Agreements
The Company has entered into employment agreements with seven of its named executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.
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

The Company received payments from LianBio totaling $25.0 million in April and May 2021 as initial consideration, and a total of $30.0 million in June and August 2021 for the achievement of two clinical development milestones.

The Company is also eligible to receive other payments and consideration from LianBio upon achievement of certain additional milestones, including: (i) TP-03 clinical development and regulatory milestones of up to $45.0 million, (ii) TP-03 sales-based milestones for the China Territory of up to $100.0 million, (iii) tiered mid-to-high-teen royalties for China Territory TP-03 sales, and (iv) LianBio equity securities, subject to three TP-03 clinical/regulatory achievements for complete vesting, of which one tranche vested in June 2021.

The Company recognized "license fees" and "collaboration revenue" for the three months ended September 30, 2021 of $0.7 million and $0.5 million, respectively, in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income, in accordance with the revenue recognition accounting policy described in Note 2(vi). These amounts represent separately valued "performance obligations" in the China Out-License. For the nine months ended September 30, 2021, the Company recognized $53.1 million and $3.6 million, respectively, for "license fees" and "collaboration revenue".

These revenue amounts were each recognized upon (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the actual or partial completion of clinical activities and related data for the Company's pivotal trials of TP-03 in the treatment of Demodex blepharitis (each representing separately valued "performance obligations" in the China Out-License). As part of this revenue recognition model, the Company was required to value the LianBio equity warrants, applying a discounted cash flow model with highly subjective inputs for this then privately-held, pre-revenue company. The Company also considered the probability of achievement of requisite vesting events for these warrants. Subsequent adjustments to the estimated initial fair value of these warrants are reported within "total revenues" and "other (expense) income, net" on the accompanying Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Note 7).

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
Overview of our Business
We are a biopharmaceutical company that applies proven science and new technology for patients, starting with eye care. Our lead product candidate, TP-03, is a novel therapeutic in Phase 3 that is being developed for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is a condition characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes. The healthy interaction of the eyelid and the surface of the eye is crucial to ocular health. Poorly controlled and progressive blepharitis can lead to worsening of corneal damage over time and, in extreme cases, blindness.
We estimate there are approximately 25 million people in the United States who suffer from Demodex blepharitis, based on our Titan study, approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic.

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

To date, we have completed four Phase 2 trials and one Phase 2b/3 trial for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, and TP-03 was well tolerated. We commenced our second pivotal trial, Saturn-2, in May 2021. Saturn-2 has the same primary and secondary endpoints as Saturn-1. These TP-03 pivotal trials are expected to support our submission of a new drug application ("NDA") with the FDA for TP-03 for the treatment of Demodex blepharitis in 2022.

We intend to further advance our pipeline with the lotilaner API to address several diseases across therapeutic categories in human medicine, including eye care, dermatology, and other diseases. These targeted diseases with high unmet medical needs currently include TP-03 for the treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme disease prophylaxis and community malaria reduction.

Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis Pivotal Trials, Saturn-1 & Saturn-2: On July 24, 2021, we presented additional data from the Saturn-1 Phase 2b/3 pivotal trial (the "Saturn-1 trial") at the American Society of Cataract and Refractive Surgery 2021 Annual Meeting demonstrating high treatment response rates, and reinforcing the potential of TP-03 to be the standard of care for Demodex blepharitis patients.

▪95% of TP-03 patients showed a significant improvement in mite count, achieving ≤0.5 mites per lash
▪93% of TP-03 patients improved by at least one collarette grade

We also announced results from additional Saturn-1 safety analysis, which reinforced TP-03’s positive safety profile, revealing that TP-03 had no clinically significant adverse effect on multiple safety measures including Corrected Distance Visual Acuity ("CDVA"), corneal staining, and intraocular pressure ("IOP"), and no significant findings from slit lamp biomicroscopy or fundus exam. In addition, no impact to endothelial cell density ("ECD") was seen in a subset of 21 patients. ECD will be further evaluated as part of the Saturn-2 trial plan. We believe that the results from our Saturn-1 trial, along with previously announced data, reinforce that TP-03 is potentially safe to use in a broad patient population.

In June 2021, we announced positive results of the Saturn-1 trial. The pre-specified primary and secondary endpoints were met, and complete resolution of Demodex blepharitis signs was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

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
▪Additionally, significant efficacy in lid erythema (redness) was demonstrated across multiple measures including complete and clinically meaningful composite cures, and in erythema alone. Results showed 45% of patients improved erythema by one (1) grade or more (compared to 28% of patients on vehicle, p=0.0002) and 19% of patients on TP-03 achieved a complete erythema cure (compared to 7% of patients on vehicle, p<0.0001).
▪TP-03 was well tolerated with a safety profile similar to the vehicle group. Additionally, 92% of TP-03 patients reported that the drop comfort was neutral to very comfortable. There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

In May 2021, we initiated our second pivotal trial, Saturn-2. This Phase 3 trial is similar in design to Saturn-1 (same primary and secondary endpoints) and is expected to enroll approximately 418 participants across 15-20 sites in the U.S. We are on track to complete enrollment by year end 2021 and report topline data results from Saturn-2 in the first quarter of 2022. If Saturn-2 results are positive, we expect to use the data from the Saturn-1 and Saturn-2 trials to support our submission of an NDA with the FDA for TP-03 for the treatment of Demodex blepharitis in 2022.

TP-03 Demodex Blepharitis Trials, Titan and Atlas: On November 4, 2021, data from two pioneering studies on the prevalence and impact of Demodex blepharitis were presented at the American Academy of Optometry ("AAO") 2021 Annual Meeting.

•Titan, a real-world prevalence study, revealed that Demodex blepharitis accounts for 69% of blepharitis cases and is present in many commonly seen patient groups. Additionally, 75% of patients using tea tree oil and 57% of those using lid wipes still had collarettes, showing these current management tools are ineffective at treating Demodex blepharitis.
•Atlas is the first multi-centered observational study to evaluate the impact of Demodex blepharitis and showed that Demodex blepharitis is associated with a significant symptomatic and psychosocial burden, negatively affecting daily life in 80% of patients.

TP-03 China Territory Out-License: On March 26, 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory").

We received contractual proceeds of $20 million from LianBio during the three months ended September 30, 2021 (recognized within "license fees" on the condensed consolidated statements of operations during the three months ended June 30, 2021) for our achieved Saturn-1 clinical milestone for a total of $55 million in contractual proceeds received for the nine months ended September 30, 2021. In March 2021, also as part of the China Out-License, we received warrant rights in LianBio, subject to clinical and regulatory vesting provisions.

We are further eligible to receive (i) a Saturn-2 clinical milestone of $15 million (expected achievement during the first half of 2022), (ii) China-based clinical and regulatory milestones totaling $30 million, and (iii) China Territory sales threshold milestones totaling $100 million. We are also entitled to receive tiered royalties in the low double-digits on the net sales of TP-03 within the China Territory.

TP-05 Initiation of Phase 1 Trial, Callisto: We continued to advance our Phase 1 Callisto trial, evaluating TP-05, a novel, oral, non-vaccine therapeutic, for the prevention of Lyme disease with data expected in the first half of 2022. In June 2021, we initiated the Callisto trial, a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and pharmacokinetics ("PK") of TP-05 in healthy volunteers. There are currently no FDA-approved pharmacological prophylactic options for Lyme disease, which is the most common vector-borne disease in the U.S., transmitted to humans via Borrelia burgdorferi bacterium infection following the bite of a tick vector.

We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
Corporate and Financial Overview
We were incorporated as a Delaware corporation in November 2016, and our headquarters is located in Irvine, California. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, acquiring intellectual property, clinical development of our product candidates, building our research and development capabilities, raising capital, and enhancing our corporate infrastructure.
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, the net proceeds from our IPO (as defined below), and out-licensing arrangements. From inception through September 30, 2021, we raised net proceeds of approximately $103.2 million through private placements of preferred stock.
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
In March 2021, we executed an out-license of TP-03 for the China Territory (see Note 9). During the nine months ended September 30, 2021, we received cash proceeds of $55.0 million from our licensee. We expect to receive additional cash proceeds of $15.0 million in the first half of 2022 upon achievement of our remaining TP-03 U.S. clinical milestone (for initial consideration totaling $70.0 million for this out-license).
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue from the China Out-License Agreement, increasing operating losses for the foreseeable future. Our net losses were $15.7 million and $10.1 million for the three months ended September 30, 2021 and 2020, respectively, and $15.3 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 we had net income of $1.0 million. Our net losses and any net income we may generate may fluctuate significantly from quarter to quarter and year to year and could be substantial. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $31.8 million and $32.8 million, respectively, from our research and development and general and administrative activities since inception. We anticipate that our operating expenses will increase significantly as we:

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
We do not have any products approved for sale and we have not yet generated any revenue from product sales. However, we recognized "license fees" and "collaboration revenue" from our China Out-License for the three and nine months ended September 30, 2021 of an aggregate $1.2 million and $56.7 million, respectively (see Note 9), and expect to recognize additional revenue under these captions from this arrangement in future periods.
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
As of September 30, 2021, our aggregate cash and cash equivalents was $183.8 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that our clinical development timelines and business plans could be adversely affected. We maintain regular communication with our vendors and clinical sites to appropriately plan for, and mitigate, the impact of the COVID-19 pandemic on our operations. Specifically, for our Phase 3 Saturn-2 trial, we have instituted various protocols for our sites, including increasing health screening of individuals and providing enhanced communication and training to staff regarding COVID-19. However, the ultimate effect from this pandemic on our development timelines for TP-03 (including clinical trial enrollment) and our other product candidates is inherently uncertain.
See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, for a further discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.
Result of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2021	2020
	(in thousands)
Revenues:
License fees and collaboration revenue	$1,240	$—	$1,240
Total revenues	1,240	—	1,240
Operating expenses:
Cost of license fees and collaboration revenue	65	—	65
Research and development	10,209	7,991	2,218
General and administrative	6,671	2,150	4,521
Total operating expenses	16,945	10,141	6,804
(Loss) income from operations before other (expense) income and income taxes	(15,705)	(10,141)	(5,564)
Other (expense) income:
Interest income, net	8	4	4
Other income, net	5	—	5
Change in fair value of equity warrant rights	(346)	—	(346)
Total other (expense) income, net	(333)	4	(337)
Benefit (provision) for income taxes	341	(1)	342
Net loss	$(15,697)	$(10,138)	$(5,559)
License Fees and Collaboration Revenue
License fees and collaboration revenue was $1.2 million for the three months ended September 30, 2021, which was attributable to the portion of the China Out-License (see Note 9) contractual milestones that were fully or partially complete by September 30, 2021. These amounts respectively represent the satisfaction of the transfer of license rights to LianBio and the partial completion of clinical-related "performance obligations" stated in the China Out-License.
We will recognize additional "license fee and collaboration revenue" as these performance obligations are further satisfied or other events occur, specifically related to (i) TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (ii) achievement of certain clinical and regulatory events in China, and (iii) sales by our licensee of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue was $0.1 million for the three months ended September 30, 2021. Under the terms of the China Out-License and our in-license agreement for lotilaner (see Note 8(b)), we recognized $0.1 million of associated expense in proportion to our recognized "license fee" and "collaboration revenue" in the same period.
Research and Development Expenses

Research and development expenses increased by $2.2 million for the three months ended September 30, 2021 as compared to the prior year period. The increase was primarily due to (i) increased clinical and preclinical study costs of $3.5 million, (ii) increased manufacturing and formulation costs of $1.4 million, and (iii) increased payroll and personnel-related costs, including stock-based compensation, of $1.2 million for 10 employee additions period over period to drive our product development initiatives. These increases were partially offset by non-recurring costs in the prior year period including (i) an upfront payment to our licensor (in the form of our common stock issuance) then valued at $3.1 million, and (ii) TP-03 clinical milestone achievement for Saturn-1 in September 2020 requiring a $1.0 million payment to our licensor.
General and Administrative Expenses
General and administrative expenses increased by $4.5 million for the three months ended September 30, 2021, as compared to the prior year period. The increase was primarily due to (i) a $2.5 million increase in payroll and personnel-related costs, including stock-based compensation, for 16 employee additions period over period to support our business growth, (ii) increased insurance and other administrative costs of $0.9 million, (iii) increased professional and legal fees of $0.6 million, and (iv) increased commercial and market research costs of $0.2 million.
Other (Expense) Income, Net
Other (expense) income, net increased by $0.3 million primarily due to a change in estimated fair value of the equity warrant rights we received as part of our China Out-License in March 2021.
Benefit (Provision) for Income Taxes
We maintain a full "valuation allowance" against our net deferred tax assets as of September 30, 2021 and 2020 since we cannot conclude that these future benefits will be realized through the offset of our potential taxable income in the future. For the three months ended September 30, 2021, we recorded an income tax benefit of $0.3 million attributable to decreases in our projected earnings which eliminated federal and state income tax expenses previously provided through the prior quarter ended June 30, 2021. For the three months ended September 30, 2020, we recorded a nominal $1 thousand income tax expense due to the losses we incurred in that period.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020
	(in thousands)
Revenues:
License fees and collaboration revenue	$56,689	$—	$56,689
Total revenues	56,689	—	56,689
Operating expenses:
Cost of license fees and collaboration revenue	2,099	—	2,099
Research and development	33,674	11,239	22,435
General and administrative	18,625	4,282	14,343
Total operating expenses	54,398	15,521	38,877
Income (loss) from operations before other (expense) income and income taxes	2,291	(15,521)	17,812
Other (expense) income:
Interest income, net	24	178	(154)
Other expense, net	(68)	—	(68)
Change in fair value of equity warrant rights	(1,222)	—	(1,222)
Total other (expense) income, net	(1,266)	178	(1,444)
Benefit for income taxes	(1)	(1)	—
Net income (loss)	$1,024	$(15,344)	$16,368
License Fees and Collaboration Revenue

License fees and collaboration revenue was $56.7 million for the nine months ended September 30, 2021, which was attributable to the portion of the China Out-License (see Note 9) contractual milestones that are fully or partially complete by September 30, 2021. These amounts respectively represent the satisfaction of the transfer of license rights to LianBio and the partial completion of clinical-related "performance obligations" stated in the China Out-License.
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
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue was $2.1 million for the nine months ended September 30, 2021. Under the terms of the China Out-License, and our in-license agreement for lotilaner (see Note 8(b)), we recognized $2.1 million of associated expense in proportion to our recognized "license fee" and "collaboration revenue" in the same period.
Research and Development Expenses
Research and development expenses increased by $22.4 million for the nine months ended September 30, 2021 as compared to the prior year period. The increase was primarily due to (i) payment to our licensor in the form of issuance of 187,500 shares of our common stock valued at $5.5 million in March 2021 (at our early-extension of exclusive rights to lotilaner in "all other" diseases and conditions in humans), (ii) clinical milestone expense of $2.0 million due to our licensor in connection with the commencement of Saturn-2, our second U.S. pivotal trial for the treatment of Demodex blepharitis, (iii) increased clinical and preclinical study costs of $11.5 million, (iv) increased manufacturing and formulation costs of $3.6 million, and (v) increased payroll and personnel-related costs, including stock-based compensation, of $3.5 million for 10 additional employees to drive our product development initiatives. These increases were partially offset by non-recurring costs in the prior year period including (i) an upfront payment to our licensor (in the form of our common stock issuance) then valued at $3.1 million, and (ii) TP-03 clinical milestone achievement for Saturn-1 in September 2020 requiring a $1.0 million payment to our licensor.
General and Administrative Expenses
General and administrative expenses increased by $14.3 million for the nine months ended September 30, 2021. The increase was primarily due to (i) $7.8 million increase in payroll and personnel-related costs, including stock-based compensation, for 16 employee additions to support our business growth, (ii) increased insurance and other administrative costs of $2.5 million, (iii) increased professional and legal fees of $1.9 million, (iv) increased commercial and market research costs of $1.6 million, and (v) $0.6 million of increased computer systems and facility costs.
Other (Expense) Income, Net
Other (expense) income, net increased by $1.4 million primarily due to a change in estimated fair value of the equity warrant rights we received as part of our China Out-License in March 2021.
Benefit for Income Taxes

We maintain a full "valuation allowance" against our net deferred tax assets as of September 30, 2021 and 2020 since we cannot conclude that these future benefits will be realized through the offset of our potential taxable income in the future. For the nine months ended September 30, 2021 and 2020, we recorded nominal $1 thousand income tax expenses due to the losses we incurred in each of those periods.
Liquidity and Capital Resources
Sources of Liquidity
We will continue to be dependent upon equity, debt financing, and/or other forms of capital raises at least until we are able to generate significant ongoing positive cash flows from our operations. As of September 30, 2021, we had cash and cash equivalents of $183.8 million.

Since our inception in 2016 through September 30, 2021, our operations have been substantially financed by cash proceeds from private placements of preferred stock, our IPO proceeds, and China Out-License consideration. As part of our IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters’ option to purchase an additional 825,000 shares of our common stock). After deducting underwriting discounts and commissions and other related expenses, our IPO proceeds were $91.7 million.
In April and May 2021, we received $25.0 million of initial proceeds from our licensee as part of the execution of our China Out-License (see Note 9). In June and August 2021, we received $30.0 million for the achievement of clinical development milestones. We expect to receive $15.0 million during the first half of 2022 for the achievement of an additional clinical development milestone, for a total of $70.0 million of milestone receipts since agreement execution in March 2021. The remaining $130.0 million of potential milestones under this out-license will be received upon future clinical, regulatory and sales achievements within the China Territory.
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
We believe that our cash and cash equivalents of $183.8 million as of September 30, 2021 and our expected $15 million of additional proceeds in the first half of 2022 as part of the China Out-License, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We based this cash runway estimate on our current assumptions that may require future adjustments as part of our ongoing business decisions within pipeline development and our other corporate initiatives. Accordingly, we may require additional capital resources earlier than we currently expect.

On November 1, 2021, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC (that was declared effective by the SEC on November 5, 2021), which permits us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies, or businesses.

On November 1, 2021, as part of the Shelf Registration Statement, we also filed a sale agreement prospectus covering the sale of up to $100.0 million of the Company’s common stock pursuant to an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC. Through the date of this filing, we have not sold any shares of our common stock in at the market transactions pursuant to the Sale Agreement or any securities under the Shelf Registration Statement.
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

Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) :
Operating activities	$15,869	$(11,125)
Investing activities	(312)	(506)
Financing activities	95	40,008
Net increase in cash, cash equivalents and restricted cash	$15,652	$28,377
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $15.9 million for the nine months ended September 30, 2021. We recognized $56.7 million of license fee and collaboration revenue, though we received $55 million in cash in the current nine-month period in connection with the China Out-License transaction. In the current nine-month period, our cash payments to vendors for our operating activities totaled $32.6 million and payroll-related cash payments (inclusive of 2020 bonus payouts) totaled $6.9 million. In addition, we made contractual payments of $4.5 million to our intellectual property licensor (see Note 8(b)).
Net cash used in operating activities was $11.1 million for the nine months ended September 30, 2020 and primarily represented a net loss of $15.3 million associated with our operating expenses in that period.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2021, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of computer hardware, software, and office equipment.
Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2020, which also consisted of various purchases of computer hardware, software, and office equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $95 thousand for the nine months ended September 30, 2021, which was attributable to proceeds from the exercise of stock options.
Net cash provided by financing activities was $40.0 million for the nine months ended September 30, 2020, and primarily relates to our issuance of Series C preferred stock for net proceeds of $39.8 million and proceeds from pre-vesting exercises of stock options totaling $0.4 million.
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
There were no material changes to our previously reported "Critical Accounting Policies" during the three and nine months ended September 30, 2021, except for:
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our amended and restated bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act") permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $183.8 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
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
None.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report davidto be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2021

TARSUS PHARMACEUTICALS, INC.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Director)

Date:	November 10, 2021

/s/ Leonard M. Greenstein
Leonard M. Greenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)