Form 10-K
period 2021-12-31
Tarsus Pharmaceuticals, Inc.
filed 2022-03-14
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 001-396147

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2021, was approximately $484 million. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 9, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 20,708,946.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ from expected results include, among others:
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
•our estimates of the number of patients in the United States ("U.S.") or globally, as applicable, who suffer from Demodex blepharitis, Meibomian Gland Disease, rosacea, Lyme disease and malaria and the number of patients that will enroll in our clinical trials;
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
•existing regulations and regulatory developments in the U.S. and other jurisdictions;
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and growth prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “we,” “us,” “our,” “Tarsus,” and “Tarsus Pharmaceuticals” refer to Tarsus Pharmaceuticals, Inc. We primarily conduct our business activities as Tarsus Pharmaceuticals.

***
Tarsus Pharmaceuticals, Tarsus, and Tarsus Pharmaceuticals, Inc., our logo and other registered or common law trade names, trademarks or service marks of Tarsus appearing in this report are the property of the Company. This report contains additional trade names, trademarks and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trade names, trademarks and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trade names, trademarks and service marks.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:

•We are a biopharmaceutical company with limited operating history. We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.

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

PART I
Item 1. Business
Overview

We are a biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product candidate, TP-03, is a novel investigational eye drop in Phase 3 to treat blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is a condition characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis.

TP-03 for the Potential Treatment of Demodex Blepharitis

We designed TP-03 to target and eradicate the root cause of Demodex blepharitis – Demodex mite infestation. The active pharmaceutical ingredient ("API") of TP-03, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.

To date, we have completed four Phase 2 trials and one Phase 2b/3 trial (the "Saturn-1 trial") for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, and TP-03 was well tolerated. In February 2022, we completed enrollment of 412 patients in our second pivotal Phase 3 trial (the "Saturn-2 trial"). The Saturn-2 trial is similar in design and size to Saturn-1 and we expect to report topline data results in April 2022. If Saturn-2 results are positive, we expect to use the data from the Saturn-1 and Saturn-2 trials to support our submission of a new drug application ("NDA") with the U.S. Food and Drug Administration ("FDA") for TP-03 for the treatment of Demodex blepharitis in 2022. We believe that TP-03 has the potential to be the first therapeutic approved by the FDA for the treatment of Demodex blepharitis and become the standard of care.

We intend to further advance our pipeline with the lotilaner API to address several diseases across therapeutic categories in human medicine, including eye care, dermatology, and other diseases. As further discussed below, we are developing product candidates to address targeted diseases with high unmet medical needs, which currently include TP-03 for the treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme disease prophylaxis and community malaria reduction.

TP-03 for the Potential Treatment of Meibomian Gland Disease (MGD)

We are also exploring the therapeutic potential of TP-03 for a second ophthalmic condition, MGD, commonly characterized in part by a widespread clogging of the meibomian glands that can result in tear film deficiency, and is one of the leading causes of dry eye disease. There are no FDA-approved therapeutics for MGD. In the U.S., MGD prevalence has been found to be approximately two-thirds of the estimated 34 million dry eye patient population. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD have been shown to be correlated with infestation of Demodex brevis. While dry eye is a multi-factorial disease, TP-03 is designed to improve some of the key elements of MGD by causing the death of the Demodex brevis mites. We are on track to initiate, Ersa, a Phase 2a trial of TP-03 for MGD, in the first half of 2022.

TP-04 for the Potential Treatment of Rosacea

Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. According to the U.S. National Rosacea Society, approximately 16 million people in the U.S. are affected by rosacea and rosacea prevalence can represent up to 5.4% of the global population. We intend to leverage systemic preclinical data from our TP-03 program and augment with additional dermal preclinical studies to select a formulation in order to advance to a Phase 2 trial. We are on track to initiate Galatea, a Phase 2 trial for the treatment of Rosacea, in the second half of 2022. We are conducting preclinical dermatological toxicology studies with TP-04.

TP-05 for the Potential Prevention of Lyme Disease and Reduction of Malaria Transmission

In June 2021, we initiated the Phase 1 Callisto trial (the "Callisto Trial"), a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and pharmacokinetics ("PK") of TP-05 in healthy volunteers for the prevention of Lyme disease and community reduction of malaria. We expect to report data in the second half of 2022.

We are developing TP-05 as an oral formulation that is designed as a prophylactic drug against Lyme disease to eradicate the tick before it can transmit the Borrelia bacteria. There are approximately 80 million people in the U.S. at risk of Lyme disease exposure, more than 30 million of which are at moderate to high risk and there are approximately 300,000 – 400,000 cases in the U.S. each year. People who spend extended amounts of time outdoors in wooded, grassy areas are at higher risk of getting the infection. Data from the Centers for Disease Control and Prevention ("CDC") show that the risk of Lyme disease is spreading to new geographical areas, resulting in a significant need for prophylactic solutions. Currently, there are no FDA-approved pharmacological prophylactic options for Lyme disease. We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

Malaria is one of the world’s highest unmet public health needs, with approximately 228 million cases and more than 400,000 deaths annually. Further, we believe TP-05 also has the potential to significantly reduce malaria transmission through reducing the lifespan of mosquitos that transmit malaria. This may in turn provide herd protection against the spread of malaria. TP-05 is not intended to treat the disease, but to limit its transmission. For malaria, we may conduct the Phase 1/2 trial outside of the U.S.

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

†
We intend to leverage systemic preclinical data from our TP-03 program and augment with additional dermal preclinical studies to select formulation in order to advance to Phase 1/2, which we intend to conduct outside the U.S. We may need to address this approach with the FDA if we were to conduct a clinical trial in the U.S. We have not conducted any preclinical studies in rosacea with TP-04 to date.

††
In relation to Lyme disease prophylaxis and community malaria reduction, we intend to leverage oral systemic preclinical data from our TP-03 program as well as third-party oral systemic preclinical studies for Lyme disease prophylaxis or community malaria reduction, respectively (and will not conduct our own preclinical studies for Lyme disease prophylaxis and community malaria reduction). The formulations used in preclinical studies use the common approach of a gavage that is scaled as appropriate for use in animals. However, human administration, while continuing to be oral, will take the form of a tablet or capsule. We have received FDA feedback from our pre-investigational new drug ("IND") meeting and the FDA has accepted our IND application for Lyme disease prophylaxis. We commenced a Phase 1 trial in June 2021,and further intend to conduct additional trials based on these preclinical studies. In relation to community malaria reduction, we may conduct our trials outside the U.S.

Our Strategy

Our goal is to transform the treatment of Demodex blepharitis with a first ever FDA approved pharmaceutical therapeutic, and to develop our pipeline of innovative therapies that target certain parasite-mediated diseases with large market opportunities. We intend to achieve these goals by pursuing the following key strategic objectives:

•
Advance TP-03 through clinical development and eventual approval for the treatment of Demodex blepharitis. TP-03 met the primary, all secondary endpoints and was well tolerated, with a safety profile similar to vehicle in Saturn-1, our first pivotal trial. In February 2022, we completed enrollment of 412 patients in our second pivotal Phase 3 trial, Saturn-2. The Saturn-2 trial is similar in design and size to Saturn-1 and we are on track to report topline data results in April 2022. If Saturn-2 results are positive, we expect to use the data from the Saturn-1 and Saturn-2 trials to support our submission of an NDA with the FDA for TP-03 for the treatment of Demodex blepharitis in 2022.

•
Educate ECPs and establish our own specialty sales organization to commercialize TP-03 in the U.S. If approved by the FDA for Demodex blepharitis, we intend to commercialize TP-03 by developing our own sales organization targeting a subset of the approximately 15,000 prescribing ECPs in the United States. Our commercialization efforts, will include educating ECPs on Demodex blepharitis and to the simplicity and speed of diagnosing Demodex blepharitis through a standard eye examination.

•
Expand the label of TP-03 for other indications, including MGD. Like blepharitis, MGD may also be caused by Demodex infestation, and we intend to explore TP-03 in this indication. We plan to initiate Ersa a Phase 2 trial for MGD in the first half of 2022.

•
Continue to advance and expand our pipeline, bringing novel products utilizing lotilaner to unmet needs across human medicine, including rosacea, Lyme disease prophylaxis and community malaria reduction. The mechanism of lotilaner coupled with our insights into disease where it can demonstrate clinical benefit, provides an opportunity to expand into new indications for treatment or prevention. We are on track to initiate Galatea, a Phase 2 study for Rosacea and deliver topline Phase 1 Callisto data in the second half of 2022.

•
Evaluate and selectively enter collaborations to maximize the potential of our pipeline and the scope of our eye care product offerings. Other than the recent out-license agreement (the "China Out-License Agreement) with LianBio Ophthalmology Limited ("LianBio") of TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory as noted above, we have retained our rights globally to all of our indications for use in humans, including our lead product candidate, TP-03, for the potential treatment of Demodex blepharitis and MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. We are dependent on licenses from Elanco for the development and commercialization of these products. Given the potential to treat patients worldwide we may opportunistically enter into strategic collaborations around certain product candidates, disease or geographic regions.

Blepharitis: Market Overview

Blepharitis is a common, chronic ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation. It is also a progressive disease that often manifests with more severe symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and, in extreme cases, blindness. We believe that the number of Demodex blepharitis patients in the U.S. may be as high as approximately 25 million based on 'Sadri, E et al, The Prevalence of Collarettes and Demodex Blepharitis in Ophthalmology and Optometry Practices (Titan study), American Society of Cataract and Refractive Surgery 2021,' indicating approximately 58% of patients presenting to eye care clinics have collarettes and that at least 45 million people annually visit an eye care clinic. In addition, there is growing awareness among ECPs of a specific type of debris found at the base of the eyelashes, known as collarettes, or cylindrical dandruff, which are pathognomonic for Demodex infestation. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs with a standard eye examination. Demodex blepharitis increases progressively with aging, which is one main risk factor for the disease, though other commonly seen patients suffer from dry eye, contact lens intolerance, and cataracts. These patients commonly present to the offices of ECPs for other ophthalmic diseases besides blepharitis, such as cataract surgery evaluation and contact lens discomfort. Accordingly, we believe that there is significant opportunity to increase the diagnosis rate of Demodex blepharitis through ECP and patient education that encourages examination of the disease in standard practice.

Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the disease amongst ECPs, there are no FDA-approved therapeutics for the treatment of blepharitis let alone Demodex blepharitis. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases, with limited treatment alternatives, there are already an estimated 2.1 million annual blepharitis diagnoses in the U.S. with blepharitis classified per the International Classification of Diseases, Tenth Revision, Clinical Modification ("ICD-10-CM"). Demodex blepharitis is currently treated with a variety of over the counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products, which often show sub-optimal efficacy, are poorly tolerated and lead to significant irritation and dissatisfaction for patients, and do not typically eradicate the Demodex mites.

We have conducted epidemiology and market research on the prevalence of blepharitis and potential adoption of TP-03. Our research indicates approximately 58% of patients presenting to ECP offices have collarettes and, based on, for example, Gao et al. (2005): High Prevalence of Demodex in Eyelashes with Cylindrical Dandruff. Invst Ophth and Vis Sci, September 2005, Vol. 46, No. 3089-3094 (the “Gao Study”), all patients with collarettes were also found to have Demodex. In addition, our market research suggests the potential for a high level of adoption of TP-03, if approved. In our surveys, we interviewed 50 ECPs, 96% of whom indicated they would prescribe TP-03 as a first-line treatment for Demodex blepharitis after reviewing the TP-03 target product profile. Further, patients continue to have underlying risk of Demodex infestation, so there could be a recurrence based on the presence of Demodex mites in the skin even after eradication of Demodex mites from the eyelid. Our Phase 2 data from the Mars and Jupiter clinical trials followed patients to one year after treatment and showed meaningful recurrence of Demodex blepharitis within six to nine months, which increased considerably one year after treatment. We believe this data suggests TP-03, if approved, may be used on a chronic, intermittent basis in Demodex blepharitis.

We believe there is a significant opportunity to increase the diagnosis rate of Demodex blepharitis and build a significant new market with the approval of a safe and effective therapeutic alternative that addresses the underlying cause of the disease.

Blepharitis Overview

Blepharitis

Blepharitis is a common chronic ophthalmic lid margin disease, which may lead to or exacerbate ocular surface disease. Blepharitis is characterized by inflammation of the eyelid margin, redness and ocular irritation, and is primarily diagnosed and treated by ECPs, including ophthalmologists and optometrists. Typical signs and symptoms of blepharitis include debris on the eyelashes, redness of the eye and eyelid, missing or misdirected eyelashes, blurring of vision, irritation, itchiness and ocular discomfort. Blepharitis is challenging to manage, recurs frequently, and its progression can lead to scarring of the eyelid, loss of proper eyelid and tear-film function, eyelid and lash abnormalities, inflammation of the conjunctiva and surrounding skin, suboptimal surgical outcomes, corneal damage, and in extreme cases, blindness. Further, according to studies we have conducted, approximately 56% of cataract patients have Demodex infestation, which can increase the risk for both infection after cataract and refractive surgery. Therefore, treating Demodex blepharitis may improve patient satisfaction with cataract and refractive surgery. Additionally, the primary reason people stop wearing contact lenses is discomfort; blepharitis has been shown to cause contact lens intolerance. Therefore, treating Demodex blepharitis may reduce contact lens intolerance. We believe these benefits may lead to better vision and an improved quality of life for patients.

Multiple factors can cause blepharitis, including infestation by Demodex mites, bacterial infection, clogging of the meibomian glands and seborrheic dermatitis.

The following image shows eyelids with Demodex blepharitis:

Figure 2: Eyelids With Demodex Blepharitis

Demodex Blepharitis

Demodex infestation is a major cause of blepharitis, and we estimate that the number of Demodex blepharitis patients in the U.S. may be as high as approximately 25 million. Demodex mites are the most common ectoparasite found on humans and are more likely to cause infestation and disease with aging. Demodex blepharitis typically presents bilaterally in patients with the disease. There are two species of Demodex, folliculorum and brevis, that live on the skin of the face and eyelids. Demodex folliculorum, which is commonly found in the follicle, is the more common sub-species of mite that causes Demodex blepharitis.

The pathognomonic sign of Demodex blepharitis is a specific type of eyelid debris known as the collarette, which is also sometimes referred to as cylindrical dandruff or waxy scurf. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs with a standard eye examination known as the slit lamp examination. Other bothersome signs and symptoms of Demodex blepharitis that can lead to further disease progression include missing or misdirected eyelashes, crusting, redness of the lid margin, inflammation of the lid margin, inflammation of the conjunctiva and/or inflammation of the cornea, also known as blepharoconjunctivitis and blepharokeratitis. Demodex blepharitis is a progressive disease that often manifests with more severe signs and symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and, in extreme cases, blindness. Furthermore, Demodex blepharitis can negatively impact quality of life and create an emotional burden for individuals with the disease.

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

The following figure shows collarettes at the base of an eyelash:

Figure 4: Collarettes Are the Pathognomonic Sign of Demodex Blepharitis

The Gao Study confirmed the pathognomonic relationship of the collarette to Demodex infestation. The study included 55 patients seen at the Ocular Surface Center in Miami, Florida to determine the prevalence of Demodex in eyelashes with collarettes. All patients underwent a routine, complete eye examination and external photography. Patients were divided into three main groups: those with collarettes; those without collarettes and who had been using daily lid scrubs for a full year; and those without collarettes who were not performing the daily lid scrubs. As illustrated in the figure below, 100% (n=32) of patients with at least one collarette had Demodex present. Those patients without collarettes were divided into two groups; patients who were using lid scrubs for a full year and those who were not. Only 7% (n=15) of patients without collarettes and who were not performing the daily lid scrubs had Demodex, while 50% (n=8) of those subjects without collarettes, but who were using daily lid scrubs with shampoo for a full year, had Demodex infestation, implying that hygiene alone did not eradicate the mites. All 55 patients were seen at one location and may not be representative of the U.S. population.

Demodex blepharitis can be diagnosed by ECPs with slit lamp examination, by confirming the presence of collarettes. The slit lamp examination is routinely performed by ECPs as part of standard practice during a customary eye examination, so diagnosing Demodex blepharitis via presence of collarettes would not involve any additional equipment, training or workflow alterations on the part of the ECP.

Market Opportunity in Blepharitis

According to published studies, the number of Demodex blepharitis patients in the U.S. may be as high as approximately 25 million, with approximately 45%, or nine million, of cases caused by Demodex infestation. Further, we estimate that the number of Demodex blepharitis cases in the U.S. may be as high as approximately 25 million based on our internal research indicating approximately 58% of patients presenting to eye care clinics have collarettes and a published study estimating that at least 45 million people annually visit an eye care clinic. Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the disease amongst ECPs, there are no FDA-approved therapeutics for the treatment of blepharitis or for Demodex blepharitis. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases, with limited treatment alternatives, there are already an estimated 2.1 million annual blepharitis diagnoses in the U.S. with blepharitis classified per the ICD-10-CM.

Current Treatment Options and Their Limitations

Demodex blepharitis is currently treated with a variety of over the counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye.

These approaches have significant limitations, including:

•	limited efficacy of over-the-counter and off-label treatments as well as device-based treatments administered in clinic by ECPs;

•	insufficient definitive knowledge of diagnostic criteria to guide treatment decisions;

•	prohibitive side effects (significant burning and stinging) from treatments that target Demodex mites (e.g. tea tree oil);

•	current treatments do not typically eradicate the Demodex mites, leading to a chronic and progressive disease; and

•	some treatments may be harmful (e.g. to meibomian gland epithelial cells).

According to our Titan real-world prevalence study, 75% of patients using tea tree oils and 57% of those using lid wipes were found to have a high prevalence of collarettes, indicating that current management tools for this disease are largely ineffective. The Titan study was an IRB-approved, retrospective chart review of 1,032 patients across six U.S.-based ophthalmology and optometry practices conducted by seven investigators. The study was designed to better understand the prevalence of Demodex blepharitis via collarettes in U.S. eye care clinics.

Our Approach: Treating Demodex Mites, a Root Cause of Disease

To address these limitations and high unmet need for effectively treating Demodex blepharitis, we are developing TP-03, formulated as an eye drop, which we believe, if approved, has the potential to become the standard of care for Demodex blepharitis. TP-03 is a novel therapeutic based on the drug, lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels. To date, TP-03 has successfully met the primary and secondary endpoints, as applicable, in the completed Phase 2b/3 Saturn-1 pivotal trial, as well as each of the four completed Phase 2 trials. TP-03 was generally well tolerated throughout these trials. As a result, we believe that TP-03 has the potential to be the first ever approved therapeutic for Demodex blepharitis.

The following figure summarizes the key advantages of TP-03:

Figure 5: Summary of TP-03 Key Advantages

*
Blepharitis can increase the risk for both infection after cataract and refractive surgery and can cause intolerance to contact lenses. It can also be the cause of repeated visits from recalcitrant, blepharitis and dry eye patients. The treatment of Demodex blepharitis may improve signs and symptoms of disease as well as increase tolerance to contact lenses and improve patient satisfaction with cataract and refractive surgery.

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

The following figures show the intended paralysis of mites in the hair follicle by TP-03 administration:

Figure 6: Progression of TP-03 Application, Mite Paralysis and Eradication

Clinical Development Program

To date, we have completed four Phase 2 trials and one Phase 2b/3 trial for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, and TP-03 was well tolerated. We commenced our second pivotal trial, Saturn-2, in May 2021. Saturn-2 has the same primary and secondary endpoints as Saturn-1, and topline data from Saturn-2 is expected in April 2022. These TP-03 pivotal trials are expected to support our submission of an NDA with the FDA for TP-03 for the treatment of Demodex blepharitis in 2022. We continued to advance our Phase 1 Callisto trial which was initiated in June 2021, evaluating TP-05, a novel, oral, non-vaccine therapeutic, for the prevention of Lyme disease with data expected in the first half of 2022. The Callisto trial, is a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and pharmacokinetics ("PK") of TP-05 in healthy volunteers.

The Saturn-1 Trial

The Saturn-1 trial was a randomized, controlled, multi center, double-masked Phase 2b/3 trial that evaluated the safety and efficacy of TP-03 in adults with Demodex blepharitis. In September 2020, we commenced the Saturn-1 trial and completed enrollment of 421 patients aged 18 and over having more than 10 collarettes on the upper lid and at least mild erythema of the upper eyelid margin. Each patient had at least 1.5 mites per lash on the upper and lower eyelids combined. One drop of TP-03 was self-administered twice per day in each eye for six weeks. Enrolled patients received no treatment for blepharitis symptoms (i.e. lid hygiene) during the trial or 14 days prior to enrollment. The primary endpoint was complete collarette cure (grade zero - zero to two collarettes per lid) and the secondary endpoints included complete mite eradication (mite density of zero mites per lash) and composite cure (the presence of zero to two collarettes on the upper eyelid and the absence of erythema (redness)).

In June 2021, we announced positive results of the Saturn-1 trial. The pre-specified primary and secondary endpoints were met, and complete resolution of Demodex blepharitis signs was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

44% of patients on TP-03 achieved the primary endpoint of complete collarette cure at day 43 compared to 7% on vehicle (p<0.0001). 81% of patients achieved a significant, clinically meaningful collarette cure defined by a collarette grade of zero or one at day 43 compared to 23% of those on vehicle (p<0.0001). Additionally, a significant, clinically meaningful collarette cure was seen in 23% of patients on TP-03 compared to 11% on vehicle as early as day 8 (p=0.0003).

The secondary endpoint of complete mite eradication achieved statistically significant results by day 15, and 68% of patients on TP-03 achieved mite eradication compared to 18% on vehicle (p<0.0001) at day 43.

For composite cure, 68% of patients experienced a significant, clinically meaningful cure of both a grade zero or one collarette and erythema score at day 43 compared to 20% on vehicle (p<0.0001), with significant improvements seen as early as day 8. Additionally, 13.4% of patients on TP-03 achieved a complete composite cure based on a composite of collarette cure and erythema cure compared to 1.0% on vehicle (p<0.0001) at day 43. Results for complete erythema cure (19% of patients on TP-03 compared to 7% of patients on vehicle, p<0.0001) and one grade or more erythema improvement (45% of patients on TP-03 compared to 28% of patients on vehicle, p=0.0002) were also statistically significant. Additionally, 92% of TP-03 patients reported that the drop comfort was neutral to very comfortable. There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

In July 24, 2021, we presented additional data from the Saturn-1 Trial at the American Society of Cataract and Refractive Surgery 2021 Annual Meeting demonstrating high treatment response rates, and reinforcing the potential of TP-03 to be the standard of care for Demodex blepharitis patients.

•95% of TP-03 patients showed a significant improvement in mite count, achieving ≤0.5 mites per lash
•93% of TP-03 patients improved by at least one collarette grade

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

The Saturn-2 Trial

On May 6, 2021, we initiated the Saturn-2 trial. It is a randomized, controlled, multicenter, double-masked trial studying the safety and efficacy of TP-03 for the treatment of Demodex blepharitis. The Saturn-2 trial is similar in design and size to Saturn-1, which met the primary and all secondary endpoints. The Saturn-2 trial's primary endpoint is the proportion of patients achieving collarette cure, defined as zero to two collarettes per lid. Secondary endpoints include the eradication of Demodex mites and the proportion of patients achieving a cure based on a composite of collarette cure and erythema cure (eyelid redness). A statistically significant outcome for primary efficacy endpoints is typically one of the requirements for FDA approval of a product. A statistically significant outcome indicates that the probability of the outcome occurring at random is less than the pre-established allowed error level, frequently set at 0.05 (or 1 in 20).

On February 2, 2022, we announced that the Saturn-2 trial completed enrollment of 412 patients. The Saturn-2 trial is similar in design and size to Saturn-1 and we expect to report topline data results in April 2022. If Saturn-2 results are positive, we expect to use the data from the Saturn-1 and Saturn-2 trials to support our submission of an NDA with the FDA for TP-03 for the treatment of Demodex blepharitis in 2022.

Phase 2 Clinical Trials

We have completed four Phase 2 clinical trials to date, along with one additional ex vivo study, which included our Mars, Jupiter, Io, and Europa clinical trials. Key efficacy endpoints for our Mars and Jupiter clinical trials included collarette grade and mite density and key efficacy endpoints for our Io and Europa clinical trials included collarette cure rate based on collarette grade, which we refer to herein as collarette cure rate, and mite eradication rate. TP-03 met its primary, secondary and/or exploratory endpoints, as applicable, in such trials, and showed statistically significant cure and eradication rates in Io and Europa. TP-03 was generally well tolerated throughout these trials.

The Phase 2a Mars trial was a smaller single arm trial evaluating the safety and efficacy of TP-03 with a 28-day twice per day ("BID"), dosing regimen, with exploratory endpoints including collarette grade and mite density. We utilized the data from the exploratory endpoints to determine collarette cure rate, defined as 10 or fewer collarettes, and mite eradication rate, defined as zero mites per lash. Both collarette cure and mite eradication rates were assessed at 28 days, which were 86% and 57%, respectively.

The Phase 2b Jupiter trial was a larger randomized, controlled double-blind trial with mite density and collarette grade as primary and secondary endpoints, respectively. Similarly to the Mars trial, we utilized the collarette grade and mite density data to determine collarette cure and mite eradication rates, which were both defined consistently with those used in the Mars trial. The efficacy observed in the Jupiter trial appeared consistent with the Mars trial, with a collarette cure rate of 88%, and mite eradication rate of 66%, which were statistically significant compared to the vehicle control. We subsequently conducted the Io Phase 2a and Europa Phase 2b trials to evaluate the safety and efficacy of TP-03 formulation for the treatment of Demodex blepharitis. The design of the Io trial took into account feedback from the FDA, and accordingly we defined collarette cure rate as a more stringent standard of two or fewer collarettes on the eyelid, with a treatment duration of 42 days. In the Io trial, we utilized for the first time in clinical trials the formulation of TP-03 that is expected to support our NDA submission for Demodex blepharitis. The change in formulation consisted of replacing laurolkonium chloride with sorbate as the preservative as well as adding a chelating agent.

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

Our Phase 2 trial data indicates that TP-03 was well tolerated with no significant adverse events leading to treatment discontinuation across the four trials. A total of 82 subjects have received one or more doses of TP-03 and have had at least one follow-up visit; while 52 subjects received the vehicle control. Only nine subjects treated with TP-03 had treatment-related adverse events, versus one subject treated with the vehicle control. The most common treatment-related adverse events ("TRAEs"), reported were burning after administration, which was reported in seven subjects (8.5%) receiving TP-03 versus one subject (1.9%) receiving the vehicle control. Other TRAEs reported for subjects treated with TP-03 were blurred vision in two subjects (2.4%), dysgeusia in one subject (1.2%), and instillation site erythema in one subject (1.2%); with no corresponding TRAEs reported in subjects treated with vehicle.

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

Commercial Strategy for Demodex Blepharitis Launch

If approved, we plan to commercialize TP-03 in the U.S. with a focused, specialty sales force, social and digital media, and ECP education campaigns to targeted prescribing ophthalmologists and optometrists. In our work with key opinion leaders and various associations to increase Demodex blepharitis awareness and education, we plan to highlight prevalence, impact, and simplicity of diagnosis of Demodex blepharitis. Our goal is to educate ECPs about the prevalence of Demodex blepharitis, simplicity and efficient diagnosis and the safety and efficacy of our products. In addition to educating ECPs, we believe that patient awareness and identification is important and plan to increase awareness through education and marketing efforts directed toward patients.

Development of TP-03 for Meibomian Gland Disease (MGD)

Beyond Demodex blepharitis, we intend to explore the clinical potential for TP-03 in MGD, a chronic abnormality of the meibomian glands. MGD is commonly characterized in part by a widespread clogging of the meibomian glands that can result in tear film deficiency, and is one of the leading causes of dry eye disease. In the U.S., MGD prevalence has been found to be approximately two-thirds of the estimated 34 million dry eye patient population. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD have been shown to be correlated with Demodex brevis infestation. While dry eye is a multi-factorial disease, TP-03 is designed to relieve some of the key elements associated with MGD by virtue of causing the death of the Demodex brevis mites. We expect to initiate, Ersa, a Phase 2a trial of TP-03 for MGD, in the first half of 2022.

There are no FDA-approved therapeutics for MGD, which is currently treated with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye. MGD is also treated with in-office device procedures for gland expression (de-clogging) by an ECP. Despite these existing treatments, there is still a significant and unmet need for an effective prescription therapeutic in MGD.

The following figures show a representation of Demodex mites infesting the meibomian gland:

Figure 7: Demodex Mites Infesting the Meibomian Gland

Our Additional Product Candidates

TP-04 Topical Formulation for the Treatment of Rosacea

Rosacea

Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. According to the U.S. National Rosacea Society, approximately 16 million people in the U.S. are affected by rosacea and a study estimates rosacea prevalence can represent up to 5.4% of the global population. There are two phenotypes for rosacea: patients who present with papulopustular rosacea ("PPR"), and patients who do not (non-PPR), with approximately 55% of patients presenting with the PPR phenotype and 45% presenting with the non-PPR phenotype. According to primary research we conducted with dermatologists, of patients who are being treated with topicals for rosacea, an estimated 18% of overall rosacea patients are seeking treatments, with PPR patients generally more likely to seek treatment given the noticeable symptoms.

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

Current Treatment Options and Their Limitations

Rosacea is currently treated through topical anti-parasitic creams like ivermectin and other topicals including azelaic acid, and antibiotics like metronidazole, as well as other mechanisms such as alpha agonists. An estimated 50% of rosacea patients are on at least one prescription topical treatment. The current standard of care, Soolantra, is a branded anti-parasitic drug composed of 1% ivermectin cream, which targets Demodex mites but is only modestly effective, takes 8 to 12 weeks to show efficacy and is expensive at around approximately $500 wholesale acquisition cost for a 30-day supply.

Other treatments in development include Sol-Gel’s Epsolay, a topical cream containing 5% encapsulated benzoyl peroxide. Foamix’s Zilxi, a topical foam containing 1.5% minocycline is being commercialized for the treatment of Subtype II rosacea, characterized by small, dome-shaped erythematous papules that resemble acne but are associated with burning and stinging sensations.

While current treatments address the symptoms of the disease by reducing redness and decreasing papules and pustules, for the majority of patients, complete clearance of these features is not currently achievable and there still exists an unmet medical need.

Our Approach: TP-04 Topical Formulation for Rosacea

To address this unmet need in the rosacea market, lotilaner is being developed as a topical dermatology product, TP-04, initially for the treatment of PPR. It is designed to be active after topical administration in skin with no systemic activity. Lotilaner’s mechanism of targeting and killing Demodex mites has been established through our preclinical study and clinical trials evaluating TP-03 in Demodex blepharitis, which is why we believe it may be effective in another Demodex driven disease. We believe we can improve upon existing treatments in the market, like Soolantra, with an API that is potentially more effective (longer half-life, more lipophilic, greater therapeutic window). We believe a longer half-life leads to a more durable and long-lasting treatment and that more lipophilicity is expected to provide better bioavailability in the sebum in the follicle and sebaceous glands where mites reside, thus increasing the opportunity to target and eradicate mites and a greater therapeutic window. We further believe there is potential for TP-04 to be evaluated in combination with topical anti-inflammatory agents or vasoconstrictors.

We have initiated the preclinical studies for TP-04. We intend to leverage systemic preclinical data from our TP-03 program (such as embryofetal development studies, genotoxicity studies and safety pharmacology studies, and augment with additional dermal preclinical studies such as in vitro skin permeation and penetration studies, dermal toxicology and dermal pharmacodynamics testing we intend to conduct) to identify a lead formulation that maximizes dermal levels of TP-04 and which we believe can compare favorably to Soolantra. We may need to address this approach with the FDA if we were to conduct a clinical trial in the U.S. and if the FDA rejected our use of data from these preclinical studies, it could cause delay in any trial we conduct in the U.S. for TP-04. We plan to evaluate whether TP-04 is safe and effective at treating the symptoms of PPR in Galatea, a Phase 2a trial outside the U.S. and are on track to initiate this trial in the second half of 2022. We have not conducted any preclinical studies in rosacea with TP-04 to date. Prior to commencing clinical trials in the U.S. for TP-04, we will need to obtain an IND from the FDA.

TP-05 Oral Formulation for the Potential Prophylactic Protection against Lyme Disease

Lyme Disease

Lyme disease is the most common vector-borne disease in the U.S., caused by infection of Borrelia bacteria following bite by a tick vector, predominantly ticks of the Ixodes genus (namely Ixodes scapularis in the U.S.). There are approximately 80 million people in the U.S. at risk of Lyme disease exposure, more than 30 million of which are at moderate to high risk and there are approximately 300,000 – 400,000 cases in the U.S. each year. Lyme disease occurs most commonly in geographical areas where the Ixodes scapularis tick is prevalent, namely in the Northeast of the U.S.. Lyme disease also occurs in certain parts of Europe, typically resulting from a different Ixodes species vector.

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

Moreover, there are currently no FDA-approved therapeutics for the prevention of Lyme disease. A vaccine for Lyme disease, LYMERix, was developed and launched by SmithKline Beecham in 1999. Approximately 1.5 million doses of the vaccine were sold in 1999, but the product was quickly pulled from the market following negative press and class action litigation claiming a dangerous side effect profile. We are aware of a second vaccine currently under development by Valneva for Lyme disease, VLA-15, an mRNA-based vaccine being developed by Yale University, and a pre-exposure prophylaxis injectable therapy being developed by MassBiologics involving a human anti-Lyme monoclonal antibody.

Our Approach: TP-05 Oral Formulation for the Prophylactic Protection against Lyme Disease

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

In June 2021, we initiated the Phase 1 Callisto Trial for TP-05, a novel, oral, non-vaccine therapeutic for the prevention of Lyme disease, with data expected in the second half of 2022. The Callisto Trial is a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and PK of TP-05 in healthy volunteers. There are currently no FDA-approved pharmacological prophylactic options for Lyme disease.

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

Our Approach: TP-05 Oral Formulation, Long-acting Endectocide for Community Malaria Reduction

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

For TP-05 and its use in malaria community reduction, we intend to leverage oral systemic preclinical data from our TP-03 program (embryofetal development studies and safety pharmacology studies), as well as third-party oral systemic preclinical studies, such as 28-day and 13-week rat toxicology studies, eight-month dog toxicology studies, and systemic genetoxicity studies. These preclinical studies use the same route of administration (oral) and cover the dose range intended for clinical studies, but whereas the preclinical studies used a gavage administration, we intend to administer TP-05 in humans via a tablet or capsule. We obtained rights to these studies through the All Human Uses Elanco Agreement and we will not conduct any additional preclinical studies to support our Phase 1/2 clinical trial. We intend to evaluate whether TP-05 is safe and effective at eradicating mosquitos in a planned Phase 1/2 trial, which may be conducted outside the U.S.

Chemistry, Manufacturing and Controls (CMC)

We do not currently own or operate and currently have no plans to establish facilities for manufacturing, storing, distributing or testing our product candidates. We rely and expect to continue to rely for the foreseeable future on contract manufacturing organizations ("CMOs") to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have assembled a team of employees and consultants to oversee our technical quality and CMOs.

The product candidate TP-03 is lotilaner, the API, formulated into a topical eye drop formulation. Only one dose strength of TP-03 is currently being developed, 0.25% lotilaner solution. Since TP-03 is an anti-infective, only one strength, at the maximum level formulated (0.25%), is required to be evaluated clinically.

We believe that our supply of TP-03 is sufficient to complete our Saturn-2 clinical trial. We believe that the existing capacity of our current API supplier will be sufficient to support commercial scale-up, validation and commercial launch activities if TP-03 is approved. Our current supplier currently manufactures current good manufacturing practice ("cGMP") lotilaner at multiple geographically distinct facilities.

Although we have relied on a single supplier for both non-clinical and clinical supply for lotilaner under cGMP protocols and a single CMO to manufacture TP-03 and to perform analytical testing services, it is our intent to identify and qualify additional manufacturers to provide lotilaner and drug product manufacturing and analytical testing services, if possible, prior to submission of our NDA for TP-03. The drug product manufacturing is a compounding and aseptic filling operation that we believe could be transferred to additional CMOs as necessary. We have identified suppliers for TP-04 topical formulation for rosacea and TP-05 oral formulation for Phase 1/2 trials for Lyme disease and malaria.

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

While there are no currently available on-label prescription pharmaceutical treatments available for the treatment of blepharitis or Demodex blepharitis specifically, a number of other treatments are currently available for the treatment of blepharitis in the U.S. Current treatments for blepharitis in the U.S. include over the counter and off-label remedies such as tea tree oil, lid wipes and artificial tears. We are aware of other companies developing prescription therapies for blepharitis, including Azura Ophthalmics, Aperta Biosciences, LLC, Eyevance Pharmaceuticals, Formosa Pharmaceuticals, Inc., Glaukos Corp., Hovione Scientia, Nicox SA, Novaliq GmbH, Premark Pharma and Quorum Innovations. To our knowledge, Aperta Biosciences, LLC and Glaukos Corp. are the only companies currently focused on Demodex blepharitis and Nicox SA and Premark Pharma are the only companies with blepharitis programs that have completed Phase 2 trials.

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

Sales and Marketing

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. If TP-03 receives marketing approval, we plan to commercialize TP-03 in the U.S. by developing our own sales organization targeting a subset of the approximately 15,000 prescribing ECPs in the U.S. Throughout our commercialization efforts, we intend to, and have commenced educating ECPs on Demodex blepharitis and how to diagnose it by having patients look down during a standard slit lamp examination. Given the importance of increasing awareness and educating patients with blepharitis, we also anticipate deploying focused social and digital marketing campaigns for TP-03. We expect to conduct most of the build out of this organization following NDA submission and approval of TP-03, if obtained.

Outside the U.S., we intend to further develop commercialization strategies for TP-03, which may include collaborations with other companies. In March 2021, we executed an out-license agreement with LianBio, granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory. The terms of this agreement are further described below within License Agreements: LianBio Agreement.

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

Our patent portfolio includes a combination of issued patents and pending patent applications licensed from third parties, as well as those assigned solely to us based on our ongoing development activities. The patents and applications in our portfolio can be categorized as related to TP-03, TP-04, TP-05 or future pipeline product candidates and alternative technologies. Some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from Elanco. The patents and patent applications owned by or licensed to us worldwide include approximately 40 issued patents and approximately 38 pending patent applications.

We in-license certain of such patents and patent applications from Elanco. These patents and patent applications relate to lotilaner and are issued or pending in, for example, the U.S., Australia, Brazil, Canada, Chile, China, several European territories, India, Japan, Mexico, New Zealand, the Russian Federation, and Taiwan. The licensed-in portfolio includes approximately 38 issued patents and approximately 14 pending patent applications; the issued patents and at least some of the pending patent applications include composition of matter claims. The estimated natural expiration date of the issued in-licensed patents is approximately 2029 with a potential extension until 2032.

Approximately 32 of our owned patents and pending patent applications include treatment and composition of matter claims which relate to our TP-03 product candidate with respect to our lead indication (e.g., isoxazoline parasiticides for the treatment of Demodex blepharitis), as well as other conditions. These pending patent applications include applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, and South Africa. We received issuances on two of our owned pending patent applications with treatment claims, U.S. Pat. No. 10,835,517, on November 17, 2020, and U.S. Pat. No. 11,197,847 on December 14, 2021. The estimated natural expiration date of these issued patents are 2038, and if additional patents issue on these pending applications of ours, the estimated natural expiration dates are between approximately 2038 and 2040.

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

License Agreements

Elanco In-License (January 2019): Lotilaner for Human Use in Eye and Skin Diseases or Conditions

In January 2019, we entered into an agreement with Elanco granting us an exclusive, worldwide, sublicensable license to certain intellectual property for the development, marketing, and commercialization of lotilaner for the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans (as amended, the "Eye and Derm Elanco Agreement"). We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the Eye and Derm Elanco Agreement. We utilize the intellectual property licensed under the Eye and Derm Elanco Agreement in our TP-03 and TP-04 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco consent, additional third parties.

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

Under the terms of the Eye and Derm Elanco Agreement, we granted Elanco a worldwide, sublicensable, royalty-free, perpetual license to our patents related to lotilaner and the licensed products and to our know-how to research, develop, make and commercialize lotilaner and the licensed products for all applications in non-human animals, agricultural application, seed treatment applications and urban pest applications related to structural, turf, lawns and gardens. We also granted Elanco an exclusive royalty-free, perpetual license to any intellectual property we conceive from our use of lotilaner applications in non-human animals, agricultural applications, seed treatment applications and urban pest applications related to structural, turf, lawns and gardens.

Elanco retains the sole responsibility to prosecute the patents they license to us and has the first right to enforce the licensed intellectual property against third parties in the licensed field of use but cannot settle or dispose of any such action without our written consent.

Elanco In-License (September 2020): Lotilaner for All Human Uses

In September 2020, we entered into an agreement with Elanco granting us an exclusive, worldwide, sublicensable license to certain intellectual property for the development, marketing, and commercialization of lotilaner for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition (the "All Human Uses Elanco Agreement"). We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the All Human Uses Elanco Agreement. We utilize the intellectual property licensed under the All Human Uses Elanco Agreement in our TP-05 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco's consent, additional third parties.

Pursuant to the terms of the All Human Uses Elanco Agreement, we issued 222,460 shares of common stock to Elanco at the execution of the September 2020 Agreement. The value of these shares was $3.1 million ($14.0003 per share, approximating the issuance price of our Series C preferred stock in September 2020) and was reported within “research and development” expense within the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. In addition, in March 2021, the Company issued 187,500 shares of its common stock to Elanco during the second quarter of 2021 to maintain the September 2020 Agreement. In accordance with the terms of this agreement, we are obligated to make further payments to Elanco upon our achievement of various clinical milestones up to an aggregate maximum of $4.5 million and various sales milestones up to an aggregate maximum of $77.0 million. We may owe further sales milestone payments to Elanco for sales in certain countries. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low double-digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to applications in humans other than to treat or cure any eye or skin disease or condition. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (a) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (b) the expiration of regulatory exclusivity, and (c) ten years after the first commercial sale of such licensed product in such country. The All Human Uses Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for diligence milestones range between 24 months after contract execution to six years after contract execution.

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

LianBio Agreement

On March 26, 2021, we entered into a development and license agreement (the “China Out-License”) with LianBio, pursuant to which, among other things, we licensed the product rights for the development and commercialization of TP-03 (lotilaner ophthalmic solution, 0.25%) in the China Territory for the treatment of Demodex blepharitis and MGD.

Under the terms of the China Out-License, we received payments from LianBio totaling $25 million in April and May 2021 as initial consideration, and a total of $30 million in June and August 2021 for the achievement of two clinical development milestones. We will be eligible to receive additional clinical and drug supply milestone payments of up to $50 million, and China-based TP-03 sales threshold milestone payments of up to $100 million, as well as tiered mid-to-high-teen royalties on the sale of TP-03 in the China Territory. As part of this arrangement, we received penny warrants to purchase ordinary shares of LianBio, which will vest or have vested upon the achievement of certain clinical development and regulatory milestones. The term of the China Out-License will expire upon the expiration of the royalty term in the China Territory, unless earlier terminated. LianBio may also terminate the China Out-License for any reason upon ninety days’ prior notice to us.

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. We will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or trials or seek approval of our product candidates. The processes for obtaining regulatory approvals in the U.S. and other countries, as appropriate, along with subsequent compliance with appropriate federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and resources.

U.S. Drug Regulation

In the U.S., we are subject to extensive regulation by the FDA, which regulates drugs under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. or foreign requirements at any time during the product development process, approval process or post-marketing may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, market acceptance of our products, and our reputation.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice ("GLP") requirements;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin in the U.S. and must be updated annually or when significant changes are made;

•	approval by an independent IRB or independent ethics committee at each clinical trial site before each trial may be initiated;

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

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements, and of selected clinical investigational sites to assess compliance with GCP;

•	potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;

•	payment of user fees for FDA review of the NDA;

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and

•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Migration Strategy ("REMS") and the potential requirement to conduct post-approval studies.

The data required to support an NDA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process can take many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or condition being treated.

Preclinical Studies and IND Submission

Before testing any drug product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain safety/toxicology studies. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin in the U.S.

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

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may still submit data from the clinical trial to the FDA in support of an NDA. The FDA may agree to accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the U.S.

Clinical trials in the U.S. generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3. Although the phases are usually conducted sequentially, they may overlap or be combined.

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

•
A Phase 2b/3 clinical trial has elements of a late Phase 2 trial and a Phase 3 trial. We have designated Saturn-1 as a Phase 2b/3 trial as it is both our first multi-center trial based in the U.S., and also a pivotal trial for the U.S.

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

Equivalent, and similarly detailed, obligations will apply to the conduct of clinical trials in third countries including the European Union (“EU”).

NDA Review and Marketing Approval

Following completion of clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information, and other information in a request for approval to market the drug for one or more specified indications. The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA must be accompanied by an application user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a qualifying small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product NDA also includes a non-orphan indication.

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

Other Regulatory Matters

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. For example, in the U.S., sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

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

•
HIPAA and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, including off-label or pre-approval promotion;

•
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services ("CMS") information regarding direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners beginning in 2022), as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require pharmaceutical manufacturers to report information on the pricing of certain drug products, state and local laws that require the licensure and registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California has enacted the California Consumer Privacy Act ("CCPA"). The CCPA created new transparency requirements, granted California consumers (as that word is broadly defined in the law) several new rights with regard their personal information, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. We have implemented processes to manage compliance with the CCPA and we continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office ("USPTO"), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA") or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

European Union Drug Development

Similar to the U.S., the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the regime of the Clinical Trials Directive, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority ("NCA"), and one or more ethics committees. Under the regime of the Clinical Trials Directive all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In order to streamline the regulation of clinical trials across the EU, the EU legislator has adopted Regulation (EU) No 536/2014, or the EU Clinical Trials Regulation. The new EU Clinical Trials Regulation, which repeals and replaces the EU Clinical Trials Directive, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. The EU Clinical Trials Regulation is applicable as of January 31, 2022 and is applicable directly in all countries of the EEA (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein). The new Clinical Trials Regulation allows to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date, i.e. January 31, 2022. The transition period for the trials ongoing at the moment of applicability will be a maximum of 3 years after the date of application of the Clinical Trials Regulation. Clinical trials authorized under the current Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA.

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

European Union Drug Review and Approval

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trial or marketing of the product in those countries or jurisdictions.

Marketing Authorization

In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are a number of types of marketing authorizations.

•
The Community MA is adopted by the European Commission in the form of a decision through the Centralized Procedure. The decision, which is based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP") of the EMA, is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional, on approval by the EMA for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

•
MAs based on the Mutual Recognition Procedure or the Decentralised Procedure are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product is first authorized by a Reference Member State this may be recognized by other Concerned Member States through the Mutual Recognition Procedure. Alternatively, a product can be approved simultaneously in various EU Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the EU Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft Summary of Product Characteristics ("SmPC") and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the "Concerned Member States") for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a national MA in all the Member States (i.e., in the Reference Member State and the Concerned Member States).

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payers, such as government health programs, commercial insurance, and managed healthcare organizations. In the U.S., for example, principal decisions about reimbursement for new products are typically made by CMS or by Medicare’s contractors and third party payers or insurance plans. These entities decide whether and to what extent a new product will be covered and reimbursed based on clinical needs and economic impact. To date no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payer-by-payer basis.

Increasingly, third-party payers are requiring that drug companies provide them with discounts usually in the form of rebates from list prices and are challenging the prices charged for medical products. Further, such payers are examining the medical necessity and reviewing the cost effectiveness of newly launched drugs. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs as several large payers have implemented new to market blocks that can last anywhere between six to twelve months. Third-party payers may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

In addition, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, the VA, U.S. Department of Defense ("DoD"), Public Health Service and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price ("FCP"). Manufacturers also are obligated to calculate and submit to the VA on a quarterly and annual basis, their Non-Federal Average Manufacturer Price (“Non-FAMP”), which the VA uses to calculate the FCP. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.

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

Healthcare Reform

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, in March 2010, the Affordable Care Act was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

There have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the Affordable Care Act. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic. The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Moreover, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payers often follow Medicare coverage policy and payment limitations in setting their own payment rates and in establishing their formulary placement.

Human Capital Resources

Human Capital

As of December 31, 2021, we had 46 full-time employees. Of these employees, four hold an M.D. degree, seven hold a Ph.D. degree, and five hold other doctorate degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Employee Development and Training

Our values-based culture and our employees are a critical component of our success. We strive to create a supportive and professional environment for our employees. We expend considerable management time and attention, and financial resources, to attracting, retaining, and motivating exceptional individuals at our company.

Diversity, Equity, and Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of race, color, citizenship, religion, creed, national origin, ancestry, gender, sexual orientation, age, marital status, veteran status, disability, medical condition, or any other status protected by applicable law. Our employment policies and compliance trainings prohibit such discrimination and harassment. Our management team and employees are also expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and are required to attend annual training on the code of business conduct and ethics.

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

Facilities
We currently lease approximately 28,000 square feet of office and laboratory space in Irvine, California under certain leases that last expire in January 2024. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 1A. Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.

We do not have any products approved for sale, we have not generated any revenue and have incurred net losses in each reporting period since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our initial public offering ("IPO"). For the years ended December 31, 2021 and 2020, our net losses were $13.8 million and $26.8 million, respectively. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $46.7 million and

$32.8 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We expect that it will be over a year or more, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance and commercialize, if approved, our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

We currently have no products that are approved for commercial sale and we have never had any products approved for sale or commercialized. To date, we have invested a substantial majority of our business efforts and financial resources to the preclinical and clinical development of TP-03 for the treatment of Demodex blepharitis. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize TP-03 for the treatment of Demodex blepharitis, and we cannot accurately predict when or if TP-03 will be proven to be effective or safe in humans or whether it will receive regulatory approval. Before we can generate any revenue from sales of TP-03, we will be required to conduct additional clinical development, seek and obtain regulatory approval, secure adequate manufacturing supply to support commercial sales and build a commercial organization. We have not yet demonstrated our ability to complete mulitple pivotal clinical trials. Further, the commercial success of TP-03 will also depend on patent protection, successfully educating ECPs about Demodex blepharitis and related diagnosis, acceptance of TP-03 by patients, the medical community and third-party payors, TP-03’s ability to compete with other therapies, secure adequate healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize TP-03, which would materially harm our business. If we were required to discontinue development of TP-03, or if TP-03 does not receive regulatory approval, fails to achieve significant market acceptance, or fails to receive adequate reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

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

We believe that our cash, cash equivalents and marketable securities of $171.8 million as of December 31, 2021 is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. In addition, our expected $30 million of additional proceeds by the first half of 2022 as part of the China Out-License, and available funds under our credit facility, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024. Accordingly, our existing cash, cash equivalents and marketable securities will be insufficient for us to concurrently fund our product candidates through regulatory approval and commercialization. We will need to raise substantial additional capital to complete the development and commercialization of our product candidates through equity offerings, our $175 million credit facility (see Note 11), marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may also need to raise additional funds earlier than currently anticipated if we choose to pursue additional indications for our product candidates, acquire new product candidates or otherwise expand our business more rapidly than we presently planned.

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
•our ability to satisfy our outstanding debt obligations;
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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval. In addition, our product candidates, if approved, may not achieve adequate product sales or commercial success. We do not expect to have any products commercially available for sale for at least a year, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. For example, market volatility resulting from the COVID-19 pandemic or any other future infectious diseases, epidemics or pandemics could also adversely impact our ability to access capital as and when needed. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, limit, reduce or eliminate our research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our research and development efforts. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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
•establishing and maintaining relationships with contract research organizations ("CROs") and clinical sites for the clinical development, both in the U.S. and internationally, of our product candidates;
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
•obtaining an investigational new drug application ("IND") prior to commencing clinical trials in the U.S. for a particular indication, such as TP-04 for the potential treatment of rosacea (although for TP-04 we first intend to conduct a Phase 1/2 trial outside the U.S. and thus do not plan to submit an IND prior to this trial) and TP-05 for potential Lyme prophylaxis and community malaria reduction;
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
•obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
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

Our business, operations and clinical development timelines and plans have been and could continue to be adversely affected by COVID-19, and could be adversely impacted by other health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs upon whom we rely. The COVID-19 pandemic has affected multiple countries worldwide, including those where we have planned and ongoing preclinical studies and clinical trials. In addition, in response to the COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, and the perception that such orders or restrictions could continue or, after being lifted, be reinstated for a period of time, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our business and operations. While some of the orders and restrictions have been lifted, we cannot be certain that such orders and restrictions will not be reinstated in the future. We have implemented a vaccination policy for our employees and have also implemented enhanced travel-safe policies for our employees’ travel to our clinical sites. We may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees.

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

The extent to which the COVID-19 pandemic impacts our business, clinical trials, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent government orders and mandates are lifted and normal economic and operating activities can resume. Further, while the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the COVID-19 pandemic has resulted in significant disruptions of global financial markets, which could reduce our ability to access capital, which could in the future negatively affect our liquidity. To the extent the COVID-19 pandemic adversely affects our business, clinical trials, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, in February 2022 we executed a loan and security agreement (the "Credit Facility") with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Hercules and SVB, including but not limited to, incurring additional indebtedness (subject to certain exceptions with respect to issuing convertible indebtedness), incurring additional liens (including a negative pledge on intellectual property), engaging in mergers, acquisitions and consolidations; conducting asset sales or exclusively licensing our assets in a transaction that constitutes legal transfer to such licensee, making investments and loans, engaging in certain corporate changes, transacting with affiliates, declaring dividends or making other distributions, and making payments on certain other indebtedness.

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

Our existing indebtedness may limit our flexibility in financing and operating our business and adversely affect our business, financial condition and results of operations.

In February 2022 we entered into the Credit Facility with Hercules and SVB. The Credit Facility provides an aggregate principal amount of up to $175 million with tranched availability as follows: $40 million at closing (with $20 million drawn in February 2022), $25 million upon NDA submission of TP-03, $35 million upon FDA approval of TP-03, and $75 million upon achievement of certain revenue thresholds and other conditions. Each of the tranches may be drawn down in $5 million increments at our election. In addition to these amounts, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our Credit Facility contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, incur additional liens, conduct asset sales or exclusively license our assets in a transaction that constitutes legal transfer to such licensee, make investments and loans, engage in certain corporate changes, transact with affiliates, or declare dividends or make other distributions to holders of our stock. Such restrictions could limit our ability to take certain actions and could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the Credit Facility, Hercules and SVB could proceed against such assets. Any declaration by Hercules or SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

As of December 31, 2021, we had 46 full-time employees. We expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. For example, our Credit Facility may restrict our ability to pursue certain mergers, acquisitions or consolidations without obtaining the prior consent of Hercules and SVB or repaying our outstanding loan amounts. Further, if the All Human Uses Elanco Agreement is not terminated, or if we have not provided notice to terminate the All Human Uses Elanco Agreement, within 18 months of its effective date, we will be required to issue Elanco additional shares of our common stock equating to $3.0 million of aggregate value.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires or other natural disasters, or geopolitical events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as earthquakes, fires, flood, explosion, extreme weather, medical epidemic, pandemics, power outages, telecommunication failures, war or other military conflict, terrorist activities or other natural or manmade accidents or incidents could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

On December 22, 2017, the U.S. enacted the “Tax Cuts and Jobs Act” (the “ TCJA”) that significantly reformed the Code. The TCJA, among other things, includes contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. The financial statements contained herein reflect the effects of the TCJA based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the TCJA, and, as a result, we made certain judgments and assumptions in the interpretation thereof.

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

We have not yet completed any Phase 3 trials for any product candidate. The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. For example, we may not be able to replicate the safety and efficacy results of our Phase 2 clinical trials for Demodex blepharitis in our Phase 3 trial, Saturn-2. Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria, relatively smaller sample size in earlier trials, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. Furthermore, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. The failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates or cause regulatory authorities to require additional testing before approving any of our product candidates.

We currently have two product candidates in clinical development and their risk of failure is high. For example, use of TP-03 requires the patient to follow a prescribed technique to administer the eye drops. Failure to properly administer the eye drops by the patient or inappropriate technique demonstration by the eye care practitioners, may adversely affect the outcome of TP-03 in demonstrating efficacy in one or more clinical trials. We are unable to predict if this product candidate or any of our future product candidates that advance into clinical trials will prove safe or effective in humans or will obtain marketing approval. If we are unable to complete preclinical or clinical trials of current or future product candidates, due to safety concerns, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization. Even if we are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired.

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

Even if TP-03 or any other product candidate that we develop receives marketing approval, we may not be successful in educating ECPs and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by our product candidates. TP-03 or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payors and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

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

Most of our operations to date have been limited to preclinical studies and clinical trials. We announced the results of our Phase 2b/3 Saturn-1 trial in June 2021 and recently completed enrollment of our Phase 3 Saturn-2 trial on February 2, 2022, both for TP-03 for the treatment of Demodex blepharitis. We have also completed Phase 2 clinical trials for the same indication. As a result, we will need to expand our clinical operations, quality and regulatory capabilities to support these activities.

Additionally, we are early in our development efforts for certain of our product candidates and indications, including TP-03 for the treatment of MGD, TP-04 for the treatment of rosacea and TP-05 for potential Lyme prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For MGD, we intend to rely on preclinical studies and clinical safety assessments from the Demodex blepharitis program. We have not conducted and do not intend to conduct any preclinical studies with TP-03 for the treatment of MGD in order to advance to Phase 2a. For our preservative-free formulation of Demodex blepharitis, we intend to leverage all preclinical, Phase 2 and Phase 3 data from our TP-03 Demodex blepharitis program. We intend to conduct in vitro or in vivo bioequivalence studies with our preservative-free formulation to compare it to the current preserved formulation of TP-03 in Demodex blepharitis after NDA submission and file a supplement. For rosacea, we intend to leverage data from TP-03 preclinical studies and augment with additional preclinical studies to select formulation in order to advance to Phase 1/2, subject to FDA feedback. We have not conducted any preclinical studies in rosacea with TP-04 to date. With respect to Lyme disease and community malaria reduction, we initiated the Callisto Trial for TP-05 with data expected in the first half of 2022. The Callisto Trial is a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and PK of TP-05 in healthy volunteers. In relation to malaria, we may conduct our Phase 1/2 trial outside the U.S. The FDA may reject our use of data from TP-03 preclinical studies for the treatment of Demodex blepharitis for other indications or require additional studies to augment the data to advance for clinical development. The FDA may also reject our use of data from preclinical studies conducted by third parties for Lyme disease and malaria and require us to conduct additional preclinical studies before advancing to clinical trials. In addition, data from preclinical studies conducted by third parties may not be as reliable as data from studies conducted by us and since we did not conduct the studies, there may be weaknesses in the studies design or results that we may not be aware of.

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

Our Phase 1 and Phase 2 clinical trials have been small, and we may not be able to replicate our results from completed trials in our Saturn-2 Phase 3 trial.

Our Phase 1 and Phase 2 clinical trials conducted to date, including for TP-03 for the treatment of Demodex blepharitis, have been small, each with fewer than 60 persons. Our Saturn-1 Phase 2b/3 trial completed enrollment of 421 patients and our Saturn-2 Phase 3 trial completed enrollment for 412 patients. While our Saturn-1 trial and our other previous clinical trials for TP-03 in Demodex blepharitis met their primary, secondary and/or exploratory endpoints and TP-03 was well tolerated, additional risks may materialize in our Saturn-2 trial or other trials, including previously unidentified low incidence safety risks or lack of efficacy risks. Adverse or inconclusive results in these later clinical trials may, despite initially promising results, result in such product candidate not receiving requisite approvals for marketing and sale, and there is a risk that additional clinical trials will be required to obtain such approvals or that our clinical development program will be required to be altered, which would result in increased costs, significant delays to filing with regulatory authorities, filing for a narrower indication than previously anticipated or the abandonment of efforts to commercialization such product candidate.

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
•we may be required to create and implement a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, including ECPs, and/or other elements to assure safe use;
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

Before we can initiate clinical trials in the United States for our product candidates, we must submit the results of preclinical testing and any previous clinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls (“CMC”) and our proposed clinical trial protocol, as part of an IND. The initiation of clinical trials in the EU Member States will be subject to similar requirements concerning approval by competent national authorities and the receipt of a positive opinion from the relevant ethics committees. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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
•a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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

Additionally, while there are no currently available on-label prescription pharmaceutical treatments available for the treatment of blepharitis or Demodex blepharitis specifically, a number of other treatments are currently available for the treatment of blepharitis in the U.S. Current treatments for blepharitis in the U.S. include over the counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. If ECPs were to continue to prescribe these other existing treatments instead of TP-03, our business would be adversely affected.

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

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or authorization or commercialize such products outside of the U.S., which would limit our ability to realize their full market potential.

In order to market any products outside of the U.S., we will need to comply with additional onerous but varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we, or our collaboration partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties, such as our China Out-License with LianBio. We are evaluating the opportunities for the development and commercialization of our product candidates in other foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:
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

For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by LianBio under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by LianBio or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory.

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

We have conducted a number of our completed clinical trials for our product candidates at sites outside the U.S., and the FDA may not accept data from trials conducted in such locations.

We have conducted all of our Phase 2 clinical trials outside the U.S., for the treatment of Demodex blepharitis which were conducted in Mexico City, Mexico, at a well-established site for ocular therapy trials. We may in the future choose to conduct other clinical trials outside the U.S. We expect that the FDA will primarily consider the efficacy results of our Saturn-1 and Saturn-2 trials in addition to safety data from all human trials, our preclinical studies data as well as preclinical data for lotilaner in support of our potential NDA submission for TP-03 for the treatment of Demodex blepharitis.

Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. There can also be no assurance that the comparable foreign regulatory authority in any jurisdiction in which we seek regulatory approval for our product candidates will accept data from clinical trials conducted outside such jurisdiction. If the FDA or any such foreign regulatory authority does not accept the data from any trial that we have conducted outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the U.S. and if we conduct trials outside of the U.S., we may face risks, such as:
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

We have entered into two license agreements with Elanco: (i) Eye and Derm Elanco Agreement and (ii) the All Human Uses Elanco Agreement, and have also entered into the China Out-License as discussed elsewhere herein. We also may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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

We do not have any, and have no plans to acquire any, manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. For example, we purchase our API for TP-03, lotilaner, from Elanco, who sources through a single source supplier. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Pursuant to the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement (each an "Elanco Agreement" and together the "Elanco Agreements") we acquired exclusive, worldwide, sublicensable licenses to certain intellectual property of Elanco for the development, marketing and commercialization of lotilaner for (i) the treatment, prevention, palliation or cure of any eye or skin disease or condition in humans and (b) all other applications in humans, respectively. The Elanco Agreements impose various development, regulatory, commercial diligence, financial and other obligations on us. If we fail to comply with our obligations under the Elanco Agreements, or otherwise materially breach either Elanco Agreement, and fail to remedy such failure or cure such breach within 60 days, Elanco will have the right to terminate the applicable Elanco Agreement. If we fail to meet any milestones by the achievement deadlines set forth in either Elanco Agreement for any reason other than those outside of our reasonable control, and such milestones remain unmet for 120 days after Elanco notifies us thereof, Elanco may terminate the applicable Elanco Agreement.

If we fail to meet certain dermatological milestones by the achievement deadlines set forth in the Eye and Derm Elanco Agreement for any reasons other than those outside of our reasonable control, and such milestones remain unmet for 120 days after Elanco notifies us thereof, Elanco may limit our field of use under the Eye and Derm Elanco Agreement to the treatment, palliation, prevention or cure of eye diseases or conditions in humans only. If either Elanco Agreement is terminated or if our field of use in the Eye and Derm Elanco Agreement is reduced to eye and skin conditions only by Elanco, we would lose our applicable license in the country where such license was terminated and all rights therein to the licensed intellectual property would revert to Elanco. The loss of the license from Elanco would prevent us from developing and commercializing TP-03, TP-04 and TP-05 in any country where the license is terminated and could subject us to claims of breach of contract and patent infringement by Elanco if any continued research, development, manufacture or commercialization of TP-03, TP-04 or TP-05 is covered by the affected patents. If Elanco terminates the Eye and Derm Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty-free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans. If Elanco terminates the All Human Uses Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty-free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. Accordingly, the loss of our license or the termination of our license for skin diseases and conditions or of our license for other use in humans with Elanco would materially harm our business.

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product candidates and research programs. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued that protect our product candidates or their intended uses or that effectively prevent others from commercializing competitive technologies, products or product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the scope of patent protection outside of the U.S. is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing or will pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.

Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to commercialize our products, is highly uncertain. Because we have not yet conducted a formal patent landscape analysis related to our product candidates, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including TP-03, TP-04 or TP-05, we may not successfully find patents that our products or product candidates, including TP-03, TP-04 or

TP-05, may infringe. If we are unable to confirm that our products do not infringe third-party patents, others could preclude us from commercializing our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not published at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in post-grant review or interference procedures, oppositions, derivations, revocations, reexaminations, or inter partes review proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Our owned and licensed patent estate includes patent applications, many of which are at an early stage of prosecution. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned and in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or ability to sell our products without infringing third-party patents or patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar or identical to any of our technology and product candidates.

Furthermore, while we seek to protect the trademarks we use in the U.S. and in other countries, we may be unsuccessful in obtaining registrations and/or otherwise protecting these trademarks. If that were to happen, we may be prevented from using our names, brands and trademarks unless we enter into appropriate royalty, license or coexistence agreements, which may not be available or may not be available on commercially reasonable terms. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names, service marks and domain names, then we may not be able to compete effectively, resulting in a material adverse effect on our business. Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted or declared generic, or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trademarks and trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Effective trademark protection may not be available or may not be sought in every country in which our products are made available. Any name we propose to use for our products in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, that does not infringe the existing rights of third parties and that is acceptable to the FDA. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Because we have not yet conducted a formal patent landscape analysis related to our product candidates, we may not be aware of issued patents that a third party might assert are infringed by one of our current or future product candidates, which could materially impair our ability to commercialize our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, we may not successfully find patents that our products or product candidates may infringe. If we are unable to confirm that our products do not infringe third-party patents, others could preclude us from commercializing our product candidates.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to our product candidates, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. In 2019 and 2020, we entered into the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement, respectively. We plan to utilize these license rights in developing and marketing our TP-03,TP-04 and TP-05 product candidates. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:
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
•the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;
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

Although we have pending U.S. and foreign patent applications in our portfolio, we cannot predict:
•if and when patents may issue based on our patent applications;
•the scope of protection of any patent issuing based on our patent applications;
•whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•whether or not third parties will find ways to invalidate or circumvent our patent rights;
•whether or not others will obtain patents claiming aspects similar to those claimed in our patents and patent applications;
•whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or
•whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the U.S. or in other foreign countries.

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the U.S. or foreign countries.

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

There is a substantial amount of intellectual property litigation in the biotechnology and biopharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights, regardless of merit. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents are directed to various types of products or methods of use. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our technologies or product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties. The scope of patents is subject to interpretation by the courts, and the interpretation is not always uniform. The legal threshold for initiating litigation or contested proceedings is low, so even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the U.S., proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

In the U.S., the term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between Russia and Ukraine, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed.

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

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our patents, trademarks, copyrights or other intellectual property. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. To counter infringement or unauthorized use, we may be required to file infringement or other intellectual property-related claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from making, using, or selling the invention at issue. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from making, using or selling the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making, using and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks, which could materially harm our business and negatively affect our position in the marketplace.

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

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (“Leahy-Smith Act”) signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology that is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain jurisdictions do not protect to the same extent or at all inventions that constitute new methods of treatment. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Furthermore, certain foreign and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing an enforceable agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Despite these efforts, our assignment agreements may not be self-executing and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we fail in bringing or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could materially, and adversely affect our business, financial condition, results of operations, and growth prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees. The assignment risks of this paragraph could also pertain to any intellectual property licensed-in to us. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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
•the Supreme Court of the U.S., other U.S. federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, our or our licensors’ patents;
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

Patent rights are of limited duration. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. A patent term extension based on regulatory delay may be available in the U.S. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, impact pricing and reimbursement and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors both federally and on the state level in the U.S. and elsewhere, including in the European Union, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% in 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation, CMMI, at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by Congress to modify, and agencies to alter the implementation of, certain aspects of the Affordable Care Act. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In the future, Congress may consider other legislation to modify elements of the Affordable Care Act or other health care reform measures, agencies may further alter their implementation of elements of the Affordable Care Act or such other measures, and other judicial challenges to elements of the Affordable Care Act or such other measures may be brought. The extent to which any such changes may impact our business or financial condition is uncertain.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which went into effect on April 1, 2013 and will remain in effect through 2020 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020, through March 31, 2022, due to the COVID-19 pandemic. The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. The American Taxpayer Relief Act of 2012 (“ATRA”) among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and related services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) which first affected physician payment in 2019. It is unclear how the introduction of the Medicare quality payment program will impact our business.

Also, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills and initiatives, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

In the European Union, coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. In markets outside of the U.S. and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Also, at national level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S., the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Our employees, independent contractors, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the U.S. and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. We adopted a code of conduct applicable to all of our employees immediately following the completion of our IPO, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Further, with respect to the operations of our current and any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products. In addition, our supply chain may be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations. For example, we source our API for TP-03, lotilaner, from Elanco, who sources through a single source supplier. If such manufacturers become subject to such injunctions or sanctions due to non-compliance, it could delay, prevent or impair our development or commercialization efforts, which could have an adverse effect on our business.

We will be subject to federal, state and foreign healthcare and abuse laws and false claims laws, as well as information privacy and security laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, criminal sanctions, contractual damages, reputational harm, and diminished profits and future earnings.

ECPs and third-party payors will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. Our arrangements with ECPs, patients, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect our business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biopharmaceutical company, federal and state healthcare laws and regulations pertaining to fraud and abuse are applicable to our business and may affect our ability to operate. These laws are further described in the section titled “Business - Government Regulation - Other Regulatory Matters.”

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. The BBA of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the U.S.

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

Outside of the U.S., many countries require approval of the sale price of a product before it can be marketed and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), significant fines, private litigation, and/or adverse publicity and could negatively affect our financial condition, operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (“FTC Act”), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California has enacted the CCPA, which created new transparency requirements, granted to California consumers (as that term is broadly defined) several new rights with regard their personal information, and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for certain data breaches. In addition, in November 2020, California voters approved the CPRA which introduced significant amendments to the CCPA and established and funded the CPPA. The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and have been proposed and enacted in other states.

The Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the United Kingdom (“UK”), as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“GDPR”) imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including to health-related information from clinical trials. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, contracting requirements (such as with clinical trial sites and vendors), and security breach notifications. Failure to comply with the GDPR may result in substantial fines (up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater) and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union. Enforcement by EU and UK regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines. Additionally, on July 16, 2020, the Court of Justice of the European Union, in the case of Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18) (“Schrems II”), ruled the Privacy Shield to be an invalid data transfer mechanism and confirmed that the Standard Contractual Clauses remain valid.
During June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Compliance with data transfer obligations involves documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers from the EEA to the United Kingdom will be regulated. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU. In June 2021, the European Commission adopted an adequacy decision, pursuant to which personal data can flow freely between the EU and the UK. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

If we successfully commercialize any of our product candidates, we may participate in the Medicaid Drug Rebate Program, the 340B Program, and the VA/FSS program. More details about these programs are included in the section titled “Business - Government Regulatory – Coverage and Reimbursement”.

If we fail to comply with any applicable obligations under governmental pricing programs that we participate in, we could be subject to significant civil monetary penalties, or other adverse consequences and those could negatively impact our business, financial condition, results of operations and growth prospects.

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
•regulatory or legal developments in the U.S. and other countries;
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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 9, 2022, we had 20,708,946 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Moreover, holders of approximately 11.1 million shares of our common stock have rights, subject to certain conditions, under our registration rights agreement covering their shares and to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2021, our officers, directors and the holders of more than 5% of our outstanding stock collectively beneficially own approximately 65% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the Securities and Exchange Commission (the “SEC”), or any securities exchange relating to public companies. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and we will incur significant legal, accounting and other expenses. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Our Credit Facility also contains a negative covenant that prohibits us from paying dividends subject to limited exceptions. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease approximately 28,000 square feet of office and laboratory space in Irvine, California under certain leases that expire in January 2024. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.
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
Holders of Common Stock

As of March 9, 2022, the closing price of our common stock on the Nasdaq Global Select Market was $19.59 per share, and there were approximately 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our Annual Meeting of Stockholders within 120 days after December 31, 2021 and is incorporated in this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering

On October 16, 2020, our Registration Statement on Form S-1 (File No. 333-249076) (the "Registration Statement") relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 6,325,000 shares of our common stock, which included 825,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price of $16.00 per share. The aggregate offering price for shares sold in the offering was $101.2 million. On October 20, 2020, we closed the sale of such shares, resulting in aggregate cash proceeds to us of $91.7 million, net of underwriting discounts, commissions and offering expenses paid or payable by us. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates. BofA Securities, Inc., Jefferies LLC and Raymond James & Associates, Inc., LifeSci Capital LLC and Ledenburg Thalman & Co. Inc., acted as the joint book-running managers of the offering.
There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus, dated October 15, 2020, filed with the SEC on October 16, 2020, pursuant to Rule 424(b) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on 10-K. See the section titled “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.
Overview
Our Business

We are a biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product candidate, TP-03, is a novel investigational eye drop in Phase 3 to treat blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is a ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis.
We designed TP-03 to target and eradicate the root cause of Demodex blepharitis – Demodex mite infestation. The active pharmaceutical ingredient ("API") of TP-03, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.

To date, we have completed four Phase 2 trials and the Phase 2b/3 Saturn-1 trial for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or exploratory endpoints, and was well tolerated. In February 2022, we completed enrollment in our Saturn-2 trial, which is similar in design and size to Saturn-1. We expect to report topline data results in April 2022 and if Saturn-2 results are positive, to use the data from the Saturn-1 and Saturn-2 trials to support our submission of an NDA in 2022. We believe that TP-03 has the potential to be the first therapeutic approved by the FDA for the treatment of Demodex blepharitis and become the standard of care.

We intend to further advance our pipeline with lotilaner API to address several diseases across therapeutic categories in human medicine, including eye care, dermatology, and other diseases. We are developing product candidates to address targeted diseases with high unmet medical needs, which currently include TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme disease prophylaxis and community malaria reduction.

Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis Pivotal Trials, Saturn-1 & Saturn-2:

In February 2022, we announced that the Saturn-2 trial completed enrollment of 412 patients. This Phase 3 pivotal trial is similar in design and size to Saturn-1 and we are on track to report topline data results in April 2022. If Saturn-2 results are positive, we expect to use the data from the Saturn-1 and Saturn-2 trials to support our submission of an NDA in 2022.

In July 2021, we presented additional data from the Saturn-1 trial at the American Society of Cataract and Refractive Surgery 2021 Annual Meeting demonstrating high treatment response rates, and reinforcing the potential of TP-03 to be the standard of care for Demodex blepharitis patients.

•95% of TP-03 patients showed a significant improvement in mite count, achieving ≤0.5 mites per lash
•93% of TP-03 patients improved by at least one collarette grade

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

•44% of patients on TP-03 achieved the primary endpoint of complete collarette cure, defined as 0-2 collarettes per lid at day 43, compared to 7% on vehicle (p<0.0001).
•81% of patients on TP-03 achieved a clinically meaningful collarette cure, defined as 0-10 collarettes per lid at day 43 compared to 23% of those on vehicle (p<0.0001).
•68% of patients on TP-03 achieved mite eradication defined as 0 mites per lash at day 43, compared to 18% on vehicle (p<0.0001).
•Additionally, significant efficacy in lid erythema (redness) was demonstrated across multiple measures including complete and clinically meaningful composite cures, and in erythema alone. Results showed 45% of patients improved erythema by one (1) grade or more (compared to 28% of patients on vehicle, p=0.0002) and 19% of patients on TP-03 achieved a complete erythema cure (compared to 7% of patients on vehicle, p<0.0001).
•TP-03 was well tolerated with a safety profile similar to the vehicle group. Additionally, 92% of TP-03 patients reported that the drop comfort was neutral to very comfortable. There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

TP-03 Demodex Blepharitis Studies, Titan and Atlas: On November 4, 2021, data from two pioneering studies on the prevalence and impact of Demodex blepharitis were presented at the American Academy of Optometry ("AAO") 2021 Annual Meeting:

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

TP-03 China Territory Out-License: In March 2021, we executed the China Out-License with LianBio, granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory. LianBio has recently communicated to us that they expect to initiate a TP-03 Phase 3 pivotal trial in China for the treatment of Demodex blepharitis in the second half of 2022.

We received payments from LianBio totaling $25 million in April and May 2021 as initial consideration for this out-license, and a total of $30 million in June and August 2021 for the achievement of two clinical development milestones. We also received equity warrants in LianBio in March 2021, with two of three tranches remaining subject to clinical and regulatory vesting provisions.

We are further eligible to receive (i) a Saturn-2 clinical milestone of $15 million (expected to be achieved during the first half of 2022), (ii) China-based clinical and regulatory milestones and a supply agreement milestone totaling $30 million ($15 million of which we expect to be achieved by the second half of 2022), and (iii) sales threshold milestones in the China Territory totaling $100 million. We are also entitled to receive tiered mid-to-high teen royalties on the net sales of TP-03 within the China Territory.

TP-05 Initiation of Phase 1 Trial, Callisto: We continued to advance our Phase 1 Callisto trial, evaluating TP-05, a novel, oral, non-vaccine therapeutic, for the prevention of Lyme disease with data expected in the second half of 2022. In June 2021, we initiated the Callisto trial, a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and PK of TP-05 in healthy volunteers. There are currently no FDA-approved pharmacological prophylactic options for Lyme disease, which is the most common vector-borne disease in the U.S., transmitted to humans via Borrelia burgdorferi bacterium infection following the bite of a tick vector.

We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

Credit Facility with Hercules Capital and Silicon Valley Bank: On February 2, 2022 we executed a loan and security agreement with Hercules Capital and Silicon Valley Bank (the "Credit Facility). This $175 million Credit Facility has tranched availability as follows: $40 million at closing ($20 million drawn in February 2022), $25 million upon NDA submission of TP-03, $35 million upon FDA approval of TP-03, and $75 million upon achievement of certain revenue thresholds and other conditions. Capital draws, at our election, are in $5 million increments. This credit facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions. There is no warrant coverage to the lenders.

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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, out-licensing arrangements, and the net proceeds from our Initial Public Offering ("IPO"), cash proceeds from our out-licensing arrangements, and draw-downs from our Credit Facility. From inception through December 31, 2021, we have raised net proceeds of approximately $103.2 million through private placements of preferred stock. In February 2022, we received $20 million from the initial draw down under the executed Credit Facility.
In advance of our IPO, on October 8, 2020, our board of directors approved a 1-for-7.4276 reverse stock split of our capital stock. All share and per share information was adjusted to reflect this reverse stock split. On October 20, 2020, we completed our IPO through an underwritten sale of 6,325,000 shares of our common stock at a price of $16.00 per share, inclusive of 825,000 shares of common stock sold upon the full exercise of the underwriters’ purchase option. The aggregate net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses were $91.7 million. Concurrent with the IPO, all then-outstanding shares of our convertible preferred stock automatically converted into an aggregate of 11,107,018 issued shares of common stock.

In March 2021, we executed an out-license of TP-03 for the China Territory (see Note 9). During the year ended December 31, 2021, we received cash proceeds of $55.0 million from our licensee. We expect to receive additional cash proceeds of $20.0 million in the first half of 2022 upon achievement of our Saturn-2 clinical milestone.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue from the China Out-License, increasing operating losses for the foreseeable future. Our net losses were $13.8 million and $26.8 million for the years ended December 31, 2021 and 2020, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. As of December 31, 2021 and 2020, we had an accumulated deficit of $46.7 million and $32.8 million, respectively, from research and development and general and administrative activities since our inception. We anticipate that our operating expenses will increase significantly as we:

•conduct additional clinical activities of our lead product candidate, TP-03, for the treatment of Demodex blepharitis;
•advance the clinical development of TP-03 for the treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme prophylaxis and community malaria reduction;
•seek regulatory and marketing approvals for product candidates that successfully complete clinical development, if any;
•establish our own sales force in the U.S. to commercialize our products for which we obtain regulatory approval;
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

We do not have any products approved for sale and we have not yet generated any revenue from product sales. However, we recognized "license fees" and "collaboration revenue" from our China Out-License for the year ended December 31, 2021 of an aggregate $53.1 million and $4.0 million, respectively (see Note 9), and expect to recognize additional revenue under these captions from this arrangement in future periods.
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
As of December 31, 2021, our aggregate cash and cash equivalents was $171.3 million – see Liquidity and Capital Resources.
Impact of the COVID-19 Pandemic on our Operations
Efforts to contain the spread of COVID-19 in the U.S. (including in California where our corporate headquarters and laboratory facility are located) and other countries have included quarantines, shelter-in-place orders, and various other government restrictions in order to control the spread of this virus.

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
See the section titled Risk Factors in this report for a further discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.
Components of our Results of Operations
License Fees and Collaboration Revenue

We recognize "license fee and collaboration revenue" as identified performance obligations are satisfied or other events occur, specifically related to (i) TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (ii) achievement of certain clinical and regulatory events in China, and (iii) sales by our licensee of TP-03 in the China Territory.
Operating Expenses
Our operating expenses consist of cost of license fees and collaboration revenue, research and development expenses and general and administrative expenses.
Cost of License Fees and Collaboration Revenue

Our cost of license fees and collaboration revenue includes (i) the proportion of expense recognized under the terms of the China Out-License payable under the terms of our in-license agreement for lotilaner, and (ii) valuation adjustments to the equity warrants and LianBio common stock for the portion contractually due under our January 2019 in-license agreement.
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
We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs, and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not currently track employee time on a program-by-program basis. For the years ended December 31, 2021 and 2020, substantially all of our external and internal research and development expenses are attributable to our TP-03 program for Demodex blepharitis.
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
We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well various incremental costs associated with being a public company (including increased legal and accounting fees, regulatory costs associated with maintaining compliance with the rules of the Nasdaq Stock Market and SEC regulations, investor relations activities, directors and officers liability insurance premiums, and other accompanying compliance and governance costs).
Other (Expense) Income, Net
The change in other (expense) income, net was primarily due to a change in estimated fair value of the equity warrants and LianBio common stock related to our China Out-License executed in March 2021.
Income Tax Provision
Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year, or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from either. As a result of the Tax Cuts and Jobs Act of 2017, net operating losses (for U.S. income tax purposes) generated prior to December 31, 2017 can be carried forward for up to 20 years, while net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against taxable income. Our California net operating losses will begin to expire in 2037. The federal research and development tax credits begin to expire in 2040 unless previously utilized, and the California credit carryforwards are available indefinitely.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenues:
License fees	$53,067	$—	$53,067
Collaboration revenue	3,960	—	3,960
Total revenues	57,027	—	57,027
Operating expenses:
Cost of license fees and collaboration revenue	2,075	—	2,075
Research and development	41,712	18,826	22,886
General and administrative	25,397	8,172	17,225
Total operating expenses	69,184	26,998	42,186
Loss from operations before other (expense) income and income taxes	(12,157)	(26,998)	14,841
Other (expense) income:
Interest income	36	188	(152)
Other expense, net	(73)	—	(73)
Unrealized loss on equity securities	(591)	—	(591)
Change in fair value of equity warrants	(987)	—	(987)
Total other (expense) income, net	(1,615)	188	(1,803)
Loss from operations before income taxes	(13,772)	(26,810)	13,038
Provision for income taxes	(55)	(1)	(54)
Net loss and comprehensive loss	$(13,827)	$(26,811)	$12,984
License Fees and Collaboration Revenue

License fees and collaboration revenue was $57.0 million for the year ended December 31, 2021. This amount was attributable to the contractual milestones under the China Out-License that have been fully or partially completed by December 31, 2021. These amounts represent the satisfaction of the transfer of TP-03 license rights to LianBio and the partial completion of clinical-related "performance obligations".

We will recognize additional "license fee and collaboration revenue" to the extent the contractual performance obligations are further satisfied or other events occur, specifically related to (i) milestone payments upon TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (ii) achievement of regulatory events that trigger milestone payments, and (iii) our licensee's product sales of TP-03 in the China Territory.

Cost of License Fees and Collaboration Revenue

Cost of license fees and collaboration revenue was $2.1 million for the year ended December 31, 2021. This amount relates to (i) a portion of our contractual payment obligations attached to our China Out-License proceeds as part of our January 2019 in-license agreement for lotilaner, and (ii) valuation adjustments to the equity warrants and LianBio common stock for the portion contractually due under our January 2019 in-license agreement.
Research and Development Expenses

Research and development expenses increased by $22.9 million for the year ended December 31, 2021. The increase was primarily due to (i) contractual payment in March 2021 in the form of 187,500 shares of our common stock (valued at $5.5 million) to extend the period of our September 2020 in-license agreement, (ii) contractual payment of $2.0 million under our January 2019 in-license agreement for the commencement of our Saturn-2 trial, (iii) increased clinical and preclinical study costs of $9.6 million, (iv) increased manufacturing and formulation costs of $4.6 million, and (v) increased payroll and personnel-related costs, including stock-based compensation, of $4.4 million for 10 employee additions in 2021 to drive our product development initiatives. These increases were partially offset by non-recurring costs for the year ended December 31, 2020, including (i) upfront contractual payment under our January 2019 in-license in the form of 222,460 shares of our common stock (valued at $3.1 million), and (ii) $1.0 million contractual payment under our January 2019 in-license for our Saturn-1 trial commencement in September 2020.
General and Administrative Expenses

General and administrative expenses increased by $17.2 million for the year ended December 31, 2021. The increase was primarily due to (i) $10.2 million increase in payroll and personnel-related costs (including stock-based compensation) for 16 employee additions in 2021 to support our business growth, (ii) increased corporate insurance and other administrative costs of $2.6 million, (iii) increased professional and legal fees of $2.4 million, (iv) increased commercial and market research costs of $1.4 million, and (v) increased facility-related costs of $0.7 million.
Other (Expense) Income, Net
Other (expense) income, net for the year ended December 31, 2021 primarily consists of (i) mark-to-market decrease of $1.0 million for the LianBio equity warrants we received as part of our China Out-License in March 2021, (ii) mark-to-market decrease of $0.6 million for LianBio common stock (after our exercise of the first warrant tranche), and (iii) $0.1 million of realized loss for fixed asset disposals. In the prior year, this caption only included interest income of $0.2 million.
Liquidity and Capital Resources
Sources of Liquidity
We will continue to be dependent upon equity, debt financing, and/or other forms of capital raises at least until we are able to generate significant ongoing positive cash flows to support our operations. As of December 31, 2021, we had cash and cash equivalents of $171.3 million and marketable securities of $0.5 million.
Since our inception in 2016 and through December 31, 2021, our operations have been substantially financed by cash proceeds of $61.0 million from private placements of preferred stock, the proceeds from our IPO, and China Out-License consideration. In connection with our IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters' option to purchase 825,000 shares of common stock. After deducting underwriting discounts, commissions and other related expenses, our IPO proceeds were $91.7 million.
In the second quarter of 2021, we received $25.0 million of initial proceeds from our licensee as part of the execution of our China Out-License in March 2021. In June and August 2021, we received $30.0 million for the achievement of clinical development milestones. We expect to receive an additional $30.0 million during 2022 for the achievement of a clinical development milestone and a drug supply agreement milestone, for aggregate milestone receipts of $85.0 million through December 2022. The remaining $120.0 million of potential milestones under this out-license are subject to future clinical, regulatory and sales achievements within the China Territory.

On February 2, 2022, we entered into the Credit Facility with tranched availability as follows: $40 million at closing (we took the minimum required draw for the term of the agreement of $20 million in February 2022), $25 million upon NDA submission of TP-03, $35 million upon FDA approval of TP-03, and $75 million upon achievement of certain revenue thresholds and other conditions. Capital draws, at our election, are in $5 million increments. This Credit Facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions. There is no warrant coverage to the lenders.
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
We believe that our cash, cash equivalents and marketable securities of $171.8 million as of December 31, 2021 is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. In addition, our expected $30 million of additional proceeds during 2022 as part of the China Out-License, and available funds under our Credit Facility, should enable us to fund our planned corporate expenses and research and development expenses and capital expenditure requirements at least into the second half of 2024. We based this cash runway estimate on our current assumptions that may require future adjustments as part of our ongoing business decisions within pipeline development and other corporate initiatives. Accordingly, we may require additional capital resources earlier than we currently expect.

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

On November 1, 2021, as part of the Shelf Registration Statement, we also filed a sale agreement prospectus covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC. Through the date of this filing, we have not sold any shares of our common stock pursuant to the Sale Agreement or any securities under the Shelf Registration Statement.

To date, we have not generated revenue from any product sales. We do not expect to generate any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and then (3) successfully commercialize or enter into other collaborative agreements for our product candidates with third parties. We do not know with certainty when, or if, any of these items will ultimately occur.
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
Adequate funding may not be available to us on acceptable terms or at all. Our potential inability to raise capital when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds as required, we may need to delay, reduce, or terminate some or all development programs and clinical trials. We may also be required to sell or license our rights to product candidates in certain territories or indications that we would otherwise prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to address our liquidity needs, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially and adversely affect our business and financial prospects. See the section of this Annual Report on Form 10-K titled “Risk Factors” for additional risks associated with our substantial capital requirements.
Contractual Obligations and Commitments
We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to the contractual obligations described below:
Lease Commitments

Our operating lease commitments reflect payments due for our active lease agreements in Irvine, California, for adjacent office and laboratory suites which expire on January 31, 2024. As of December 31, 2021, our contractual commitments for our leases were $1.2 million, which will be paid over the lease term.
Purchase Obligations
We enter contracts in the normal course of business with CROs and clinical sites. As of December 31, 2021, our contractual commitments for such obligations were $11.3 million. We also enter contracts with contract manufacturers for pre-clinical and clinical drug supply, regulatory consultants and various other vendors in operating our business. These contracts generally provide for termination provisions with notice.
Milestone Obligations
Milestone obligations are contingent upon our achievement of specified development, regulatory and sales milestones. Given the unpredictability of the drug development process, and the infeasibility of predicting the success of current and future clinical trials and the timing of achievement (if at all) of sales milestones, these values assume that all development, regulatory, and sales milestones under our Eye and Derm Elanco Agreement and All Human Uses Elanco Agreement are successfully met. Assuming the milestones are met, the total future expected payment value aggregates $164 million.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,748	$(21,138)
Investing activities	(586)	(456)
Financing activities	21	131,771
Net increase in cash, cash equivalents and restricted cash	$3,183	$110,177
Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $3.7 million for the year ended December 31, 2021. We received $55 million in cash (of the $57.0 million recognized in revenue during 2021) in connection with the China Out-License transaction. In the current year, our cash payments to vendors for our operating activities totaled $42.5 million and payroll-related cash payments (inclusive of 2020 bonus payouts) totaled $9.4 million. In addition, we made contractual payments of $4.5 million to our intellectual property licensor (see Note 8(b)).
Net cash used in operating activities was $21.1 million for the year ended December 31, 2020, which was primarily attributable to our net loss of $26.8 million, partially offset by non-cash items (i.e., stock-based compensation and stock issuance costs at IPO) totaling $4.2 million.
Net Cash Used in Investing Activities

Net cash used in investing activities was $0.6 million for the year ended December 31, 2021, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of computer hardware and software and office equipment.
Net cash used in investing activities was $0.5 million for the year ended December 31, 2020, which consisted of equipment purchases and leasehold improvements for our laboratory and administrative offices.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $21 thousand for the year ended December 31, 2021 which consisted of (i) $0.2 million of proceeds from our employee stock purchase plan, and (ii) $0.1 million of proceeds from the exercise of vested employee stock options. These increases in cash were partially offset by payments of $0.3 million related to the deferred offering costs associated with our Shelf Registration Statement filed on November 1, 2021.
Net cash provided by financing activities was $131.8 million for the year ended December 31, 2020 due to our issuance of Series C preferred stock for net proceeds of $39.8 million and net proceeds from our IPO of $91.7 million.
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
Revenue Recognition for Out-License Arrangements
Overview

We currently only have the China Out-License arrangement that allows a licensee to market our TP-03 product (representing "functional intellectual property") in certain territories for a certain field of use and for a stated term. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), upon satisfaction of the respective performance obligation, (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

The China Out-License arrangement was analyzed under GAAP to determine whether the promised goods or services (which include the license, and know-how, data, and information necessary or reasonably useful for the research, development, manufacture, or commercialization of any license product, and governance committee services) are distinct or must be accounted for as part of a combined performance obligation. In making these assessments, we consider factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own, and/or whether the required expertise is readily available. If the license is considered to not be distinct, the license is combined with other promised goods or services as a combined performance obligation for revenue recognition.

The China Out-License arrangement is in exchange for the following forms of consideration: (i) non-refundable upfront cash payments, (ii) equity-based consideration, (iii) sales royalties, (iv) sales-based threshold milestones, (v) development milestone payments, and (vi) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. We evaluate the progress related to each milestone at each reporting period and, if necessary, adjust the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimation by management and may change over the course of the agreement.

Contractual Terms for Receipt of Payments

The contractual terms that establish our right to collect specified amounts from our customers and that require contemporaneous evaluation and documentation under GAAP for the corresponding timing and amount of revenue recognition, are as follows:

(1) Upfront License Fees: We determine whether non-refundable license fee consideration is recognized at the time of contract execution (i.e., when the license is transferred to the customer and customer is able to use and benefit from the license) or over the actual (or implied) contractual period of the out-license. We also evaluate whether it has any other requirements to provide substantive services that are inseparable from the performance obligation of the license transfer to determine whether any combined performance obligation is satisfied over time or at a point in time. Upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements.

(2) Development Milestones: We utilize the “most likely amount” method to estimate the amount of consideration to which it will be entitled for achievement of development milestones as these represent variable consideration. For those payments based on development milestones (e.g., patient dosing in a clinical study or the achievement of statistically significant clinical results), we assess the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. Given the high degree of uncertainty around the occurrence of these events, we determined the milestone and other contingent amounts to be "constrained" until the uncertainty associated with these payments is resolved. At each reporting period, we re-evaluate this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis and reflected in the financial statements in the period of adjustment.

(3) Regulatory Milestones: We utilize the “most likely amount” method to estimate the consideration to which it will be entitled and recognizes revenue in the period regulatory approval occurs (the performance obligation is satisfied) as these represent variable consideration. Amounts constrained as variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We evaluate whether the milestones are considered probable of being reached and not otherwise constrained. Accordingly, due to the inherent uncertainty of achieving regulatory approval, associated milestones are constrained for revenue recognition until achievement.

(4) Royalties: Under the "sales-or-usage-based royalty exception" we recognize revenue based on the contractual percentage of the licensee’s sales of products to its customers at the later of (i) the occurrence of the related product sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue from our out-licensing arrangements.

(5) Sales Threshold Milestones: Similar to royalties, applying the "sales-or-usage-based royalty exception", we recognize revenue from sales threshold milestones at the later of (i) the period the licensee achieves the one-time annual product sales levels in their territories for which we are contractually entitled to a specified lump-sum receipt, or (ii) the date upon which the performance obligation to which some or all of the milestone has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales threshold milestone revenue from out-licensing arrangements.

We will re-evaluate an out-license "transaction price" as determined by us in each reporting period as uncertain events are resolved and other changes in circumstances occur. A "performance obligation" is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s "transaction price" is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied.
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
Stock-Based Compensation

We recognize stock-based compensation expense for equity awards granted to employees, consultants, and members of our Board of Directors. The Black-Scholes pricing model is used to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing share price preceding the date of grant.
For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, we recognize related expense on an accelerated attribution method, if and when it concludes that it is highly probable that the performance condition will be achieved. As applicable, we reverse previously recognized expense in the same period of the forfeiture of unvested awards.
The measurement of the fair value of stock-based awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management's judgment, including (a) the fair value of our common stock on the date of option grant (b) the expected term of the stock option until its exercise by the recipient, (c) our assumed stock price volatility through a designated peer group of publicly-traded companies for a period equal to the expected option term, (d) the prevailing risk-free interest rate over the expected term, and (d) any expected dividend payments over the expected term. If any of these assumptions change, our stock-based compensation expense for future grants could materially differ.

Expected Term – The expected term is calculated using the "simplified method" which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.

Expected Volatility – We estimate the volatility of our common stock on the date of grant based on our designated peer group of publicly-traded companies for a look-back period, as of the date of grant, that corresponds with the expected term of the awarded stock option.

Expected Dividend Rate – We have an expected dividend yield of zero because we have never paid cash dividends and do not expect to for the foreseeable future.

Risk-Free Interest Rate – We estimate the risk-free interest rate based upon the U.S. Department of the Treasury yields in effect at award grant for a period equaling the expected term of the stock option.
Common Stock Valuations Prior To Our IPO

Prior to the IPO, given the absence of a public trading market, our Board of Directors, with input from management, considered numerous objective and subjective factors to determine the fair value of its common stock. The factors included: (i) third-party valuations of our common stock; (ii) our stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences and privileges of our preferred stock relative to common stock; (v) our operating results and financial condition, including our levels of available capital resources; (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions; and (viii) the lack of current marketability of our common stock. The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.
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
Indemnification Agreements

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021.
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

Item 8. Financial Statements and Supplementary Data
TARSUS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tarsus Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 14, 2022

TARSUS PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$171,332	$168,129
Marketable securities	483	—
Restricted cash	—	20
Other receivables	92	20
Prepaid expenses and other current assets	4,045	2,486
Total current assets	175,952	170,655
Property and equipment, net	755	548
Operating lease right-of-use assets	1,074	688
Other assets	1,126	81
Total assets	$178,907	$171,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,680	$4,347
Accrued payroll and benefits	2,798	1,040
Total current liabilities	11,478	5,387
Other long-term liabilities	699	605
Total liabilities	12,177	5,992
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,726,580 shares issued and 20,698,737 shares outstanding, which excludes 27,840 shares subject to repurchase at December 31, 2021; 20,502,576 shares issued and 20,323,201 outstanding, which excludes 179,375 shares subject to repurchase at December 31, 2020	4	4
Additional paid-in capital	213,398	198,821
Accumulated deficit	(46,672)	(32,845)
Total stockholders’ equity	166,730	165,980
Total liabilities and stockholders’ equity	$178,907	$171,972
See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenues:
License fees	$53,067	$—
Collaboration revenue	3,960	—
Total revenues	57,027	—
Operating expenses:
Cost of license fees and collaboration revenue	$2,075	$—
Research and development	41,712	18,826
General and administrative	25,397	8,172
Total operating expenses	69,184	26,998
Loss from operations before other (expense) income and income taxes	(12,157)	(26,998)
Other (expense) income:
Interest income	36	188
Other expense, net	(73)	—
Unrealized loss on equity securities	(591)	—
Change in fair value of equity warrants	(987)	—
Total other (expense) income, net	(1,615)	188
Loss from operations before income taxes	(13,772)	(26,810)
Provision for income taxes	(55)	(1)
Net loss and comprehensive loss	$(13,827)	$(26,811)
Net loss per share, basic and diluted	$(0.67)	$(4.32)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	20,554,086	6,207,367

See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	8,249,939	$63,402	2,646,619	$2	$27	$(6,034)	$(6,005)
Net loss	—	—	—	—	—	(26,811)	(26,811)
Recognition of stock-based compensation expense	—	—	—	—	839	—	839
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	4,300	—	—	—	—
Exercise of vested stock options	—	—	17,804	—	10	—	10
Shares issued as consideration for in-license rights	—	—	222,460	—	3,115	—	3,115
Issuance of Series C Preferred Stock in September 2020 at $14.0003 per share, net of issuance costs of $243	2,857,079	39,756	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs of $2,442	—	—	6,325,000	1	91,673	—	91,674
Conversion of preferred stock into common stock upon initial public offering	(11,107,018)	(103,158)	11,107,018	1	103,157	—	103,158
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980
Net loss	—	—	—	—	—	(13,827)	(13,827)
Recognition of stock-based compensation expense	—	—	—	—	8,455	—	8,455
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	151,535	—	304	—	304
Exercise of vested stock options	—	—	24,959	—	103	—	103
Shares issued as consideration for in-license rights	—	—	187,500	—	5,494	—	5,494
Shares issued in connection with the employee stock purchase plan	—	—	11,542	—	221	—	221
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$(46,672)	$166,730

See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(13,827)	$(26,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	312	96
Stock-based compensation	8,455	839
Non-cash lease expense	294	150
Loss on lease termination	2	15
Loss on disposal of property and equipment	70	—
Unrealized loss on equity securities	591	—
Change in fair value of equity warrants	987	—
Unrealized gain from transactions denominated in a foreign currency	(2)	—
Issuance of common stock pursuant to in-license agreement	5,494	3,115
Changes in operating assets and liabilities:
Other receivables	(73)	16
Prepaid expenses and other current assets	(2,043)	(2,464)
Other non-current assets	(2,265)	(75)
Accounts payable and other accrued liabilities	3,880	3,240
Accrued payroll and benefits	1,758	741
Other long-term liabilities	115	—
Net cash provided by (used in) operating activities	3,748	(21,138)
Cash Flows From Investing Activities:
Purchases of property and equipment	(586)	(456)
Cash used in investing activities	(586)	(456)
Cash Flows From Financing Activities:
Proceeds from sale of common stock under employee stock purchase plan	221	—
Proceeds from exercise of vested stock options	103	10
Payment of deferred offering costs	(303)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	39,728
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	91,673
Proceeds from stock option exercises prior to vesting	—	360
Net cash provided by financing activities	21	131,771
Net increase in cash, cash equivalents and restricted cash	3,183	110,177
Cash, cash equivalents, and restricted cash — beginning of year	168,149	57,972
Cash, cash equivalents, and restricted cash — end of year	$171,332	$168,149
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$171,332	$168,129
Restricted cash	—	20
Cash, cash equivalents and restricted cash	$171,332	$168,149
Supplemental Disclosures Noncash Investing and Financing Activities:
Stock issued for license agreements	$5,494	$3,115
Operating lease right-of-use asset obtained in exchange for operating lease liability	$741	$726
Expense of right-of-use asset upon lease termination	$(38)	$—
Conversion of Preferred Stock into common stock upon initial public offering	$—	$103,158
Additions of property and equipment included in accounts payable and other accrued liabilities	$2	$34
Deferred offering costs included in accounts payable and accrued liabilities	$60	$—
See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
(a) Description of Business
Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care.

(b) Reverse Stock Split and Initial Public Offering

On October 8, 2020, the Company's Board of Directors approved a 1-for-7.4276 reverse stock split of common stock and preferred stock and a certificate of amendment was filed to amend the Company's certificate of incorporation to effect this reverse split. The par value was not adjusted as a result of the reverse stock split. All share and per share information included in the accompanying financial statements give retroactive effect to this reverse stock split for all periods presented.
On October 20, 2020, the Company completed its initial public offering ("IPO") through an underwritten sale of 6,325,000 shares of its common stock at a price of $16.00 per share, inclusive of 825,000 shares of its common stock sold upon the full exercise of the underwriters’ purchase option. The aggregate net proceeds by the Company from the offering totaled $91.7 million, after deducting underwriting discounts, commissions and other offering expenses.
Concurrent with the closing of the Company's IPO, all then-outstanding shares of its convertible preferred stock (see Note 4) were automatically converted into an aggregate of 11,107,018 shares of common stock.
(c) Liquidity
The Company has no product sales and has accumulated losses and negative cash flows from operations since inception (other than consideration received from an out-licensing agreement, as discussed in Note 9), resulting in an accumulated deficit of $46.7 million as of December 31, 2021, and $32.8 million as of December 31, 2020. The Company’s cash and cash equivalents were $171.3 million and $168.1 million as of December 31, 2021 and December 31, 2020, respectively. The Company expects to continue to incur operating losses and negative cash flows.

The Company has funded its inception-to-date operations primarily through equity capital raises and proceeds from its out-license agreement and draws down on its credit facility (see Note 11). The Company estimates that its existing capital resources will be sufficient to meet projected operating requirements beyond at least 12 months from the filing date of the accompanying financial statements in this Annual Report on Form 10-K. Accordingly, the accompanying financial statements in this Annual Report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company’s operations currently consist of its corporate organization build-out, intellectual property licensing activities, and preclinical and clinical study progression. The Company faces the clinical, business, and liquidity risks that are typically associated with biopharma companies; it must significantly invest and complete research and development activities, achieve research and development outcomes that are inherently uncertain, recruit and retain skilled personnel (including executive management), and expand and defend its intellectual property rights.
Management expects the Company to continue to incur losses in the foreseeable future as a result of research and development activities and other operating expenses. The Company will be required to raise additional capital to fund its future operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, if at all. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. The Company's Credit Facility imposes additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments, or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. The Company’s potential inability to raise capital when needed could have a negative impact on its financial condition and ability to pursue planned business strategies. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all its development programs and clinical trials. The

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. These factors may adversely impact the Company's ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.
(d) Operating Segment
To date, the Company has operated and managed its business and financial information on an aggregate basis based on the Company's organizational structure, for the purposes of evaluating financial performance and the allocation of capital and personnel resources, consistent with the way operations and investments are managed and evaluated by the chief operating decision maker, or the CODM. Accordingly, the Company’s management determined that it operates one reportable operating segment. This single segment is focused exclusively on developing pharmaceutical products for eventual commercialization.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
(i) Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States ("U.S.") and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption.

On an on-going basis, management evaluates the Company's most critical estimates and assumptions, including those related to (i) revenue recognition from out-licensing arrangement (ii) fair value of equity-based awards and periodic recognition of stock-based compensation, (iii) the realization of income tax assets and estimates of tax liabilities, and (iv) expense accruals related to research and development activities, including clinical trials.
The accounting policies and estimates that most significantly impact the presented amounts within these financial statements are further described below:
(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty, with original maturities of three months or less from the purchase date.
(iii) Marketable Securities
Marketable securities represent LianBio common stock (see Note 7) with associated gains or losses recorded within "other (expense) income, net" within the Statements of Operations at each reporting period.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(iv) Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents in deposits at financial institutions that exceed federally insured limits.

In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, and the speed at which government restrictions are lifted. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic, though the Company continues to monitor the potential impact COVID-19 may have on its ongoing and planned clinical trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak may have on these activities or its financial condition.

The Company’s results of operations involve numerous risks and uncertainties. Factors that could adversely impact the Company’s operating results and business objectives include, but are not limited to (1) uncertainty of results of clinical trials, (2) uncertainty of regulatory approval of the Company’s potential product candidates (3) uncertainty of market acceptance of its product candidates, (4) competition from substitute products and other companies, (5) securing and protecting proprietary technology and strategic relationships, and (6) dependence on key individuals and sole source suppliers.
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
(v) Property and Equipment, Net
Property and equipment, net is stated at historical cost and is depreciated on a straight-line basis over an estimated useful life that corresponds with its designated asset category. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of “long-lived assets” (which includes property and equipment) whenever events or changes in circumstances in the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. Other than the right-of-use ("ROU") asset impairment discussed in Note 8, there were no events or changes in business circumstances during the years ended December 31, 2021 and 2020 that indicated the carrying amounts of any long-lived assets were not fully recoverable.

(vi) Revenue Recognition for Out-License Arrangements

Overview

The Company currently has one out-license arrangement that allows the third-party licensee to market the Company’s TP-03 product (representing "functional intellectual property") in certain territories for a certain field of use and for a stated term - see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
considered to not be distinct, the license is combined with other promised goods or services as a combined performance obligation for revenue recognition.

The Company's out-license arrangement includes the following forms of consideration: (i) non-refundable upfront license payments, (ii) equity-based consideration, (iii) sales-based royalties, (iv) sales threshold milestones, (v) development milestone payments, and (vi) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, also adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.

Contractual Terms for Receipt of Payments

The contractual terms that establish the Company’s right to collect specified amounts from its customers and that require contemporaneous evaluation and documentation under GAAP for the corresponding timing and amount of revenue recognition, are as follows:

(1) Upfront License Fees: The Company determines whether non-refundable license fee consideration is recognized at the time of contract execution (i.e., when the license is transferred to the customer and customer is able to use and benefit from the license) or over the actual (or implied) contractual period of the out-license. The Company also evaluates whether it has any other requirements to provide substantive services that are inseparable from the performance obligation of the license transfer to determine whether any combined performance obligation is satisfied over time or at a point in time. Upfront payments may require deferral of revenue recognition to a future period until we perform obligations under these arrangements.

(2) Development Milestones: The Company utilizes the “most likely amount” method to estimate the amount of consideration to which it will be entitled for achievement of development milestones as these represent variable consideration. For those payments based on development milestones (e.g., patient dosing in a clinical study or the achievement of statistically significant clinical results), the Company assesses the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. Given the high degree of uncertainty around the occurrence of these events, we determined the milestone and other contingent amounts to be "constrained" until the uncertainty associated with these payments is resolved. At each reporting period, the Company re-evaluates this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis and reflected in the financial statements in the period of adjustment.

(3) Regulatory Milestones: The Company utilizes the “most likely amount” method to estimate the consideration to which it will be entitled and recognizes revenue in the period regulatory approval occurs (the performance obligation is satisfied) as these represent variable consideration. Amounts constrained as variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates whether the milestones are considered probable of being reached and not otherwise constrained. Accordingly, due to the inherent uncertainty of achieving regulatory approval, associated milestones are constrained for revenue recognition until achievement.

(4) Royalties: Under the "sales-or-usage-based royalty exception" the Company recognizes revenue based on the contractual percentage of the licensee’s sale of products to its customers at the later of (i) the occurrence of the related product sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue from its out-licensing arrangements.

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The Company re-evaluates an out-license "transaction price" as determined in each reporting period as uncertain events are resolved and other changes in circumstances occur. A "performance obligation" is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s "transaction price" is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied.

Accounting Standards Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on the financial statements.
(vii) Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. These expenses also include internal costs directly attributable to in-development programs, including cost of certain salaries, payroll taxes, employee benefits, and stock-based compensation expense, as well as laboratory and clinical supplies, pre-clinical and clinical trial related expenses, clinical manufacturing costs, and the cost of services provided by outside contractors. The Company recognizes expense for pre-clinical studies and clinical trial activities performed by these third parties. This is typically based upon estimates of the proportion of work completed over the term of the individual study or trial, as well as patient enrollment and dosing events in accordance with agreements established with clinical research organizations ("CROs") and clinical trial or pre-clinical study sites.
The Company has entered, and may continue to enter into, license agreements to access and utilize intellectual property for drug development. In each case, the Company evaluates if the assets acquired in a transaction represent the acquisition of an asset or a business, as defined under applicable GAAP. The Company’s executed in-license agreements (see Note 8(b)) were evaluated and determined to represent asset acquisitions. Because these assets have not yet received regulatory approval and have no alternative future use, the purchase price for each was immediately recognized as research and development expense. In addition, any future milestone payments (whether in the form of cash or stock) made before product regulatory approval (that do not meet the definition of a derivative) will also be immediately recognized as research and development expense when paid or becomes payable, provided there is no alternative future use of the rights in other research and development projects.
(viii) Deferred Offering Costs
Deferred offering costs are expenses directly related to the Form S-3 filed with the SEC on November 1, 2021 and declared effective on November 5, 2021 (the "Shelf Registration"). These costs consisted of legal, accounting, and other applicable professional fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred offering costs are reclassified to “additional paid in capital” on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the Shelf Registration's life.
(ix) Stock-Based Compensation

The Company recognizes stock-based compensation expense for equity awards granted to employees, consultants, and members of its Board of Directors. The Black-Scholes pricing model is used to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing share price preceding the date of grant.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company recognizes related expense on an accelerated attribution method, if and when it concludes that it is highly probable that the performance condition will be achieved. As applicable, the Company reverses previously recognized expense for forfeitures of unvested awards in the same period of occurrence.
The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including (a) the fair value of the Company’s common stock on the date of the option grant for all awards granted prior to the IPO, (b) the expected term of the stock option until its exercise by the recipient, (c) stock price volatility over the expected term, (d) the prevailing risk-free interest rate over the expected term, and (e) expected dividend payments over the expected term.
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

All stock-based compensation expense is reported in the Statements of Operations and Comprehensive Loss within "research and development" expense or "general and administrative" expense, based upon the assigned department of the award recipient.
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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
In the event that the Company is assessed interest and/or penalties from taxing authorities that have not been previously accrued, such amounts would be included as a component of “income tax expense” within the Statements of Operations and Comprehensive Loss in the period the notice was received. To date there have been no interest or penalties charged.
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in 2021, which had no material impact to its financial statements.
(xi) Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable.
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
(xii) Fair Value Measurements
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
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
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short maturities. Equity investments from LianBio are carried at fair value based upon its closing stock price at each reporting period. Derivative instruments are carried at fair value based on unobservable market inputs (see Note 7).
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.
(xiii) Comprehensive Loss
Comprehensive loss represents all changes in stockholders’ equity, except those resulting from distributions to stockholders. For all periods presented in the accompanying financial statements, comprehensive loss was the same as reported net loss.
(xiv) Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements have been discussed within the footnote to which each relates. Other recent accounting pronouncements not disclosed in these financial statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current and expected future financial position, results of operations, or cash flows.
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying balance sheets are summarized below:
(a) Property and Equipment, Net
“Property and equipment, net” consists of the following:

	December 31,
	2021	2020
Furniture and fixtures	$596	$294
Office equipment	84	74
Laboratory equipment	167	173
Leasehold improvements	129	141
Property and equipment, at cost	976	682
(Less): Accumulated depreciation and amortization	221	134
Property and equipment, net	$755	$548
Depreciation expense (included within “total operating expenses” in the accompanying Statements of Operations and Comprehensive Loss) for the years ended December 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively.
(b) Other Assets

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
"Other assets" consists of the following:

	December 31,
	2021	2020
Equity warrants (Note 7)	$663	$—
Deposits	71	33
Other long-term assets	392	48
Other Assets	$1,126	$81
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	December 31,
	2021	2020
Trade accounts payable and other	$2,856	$2,237
Operating lease liability, current	609	282
Accrued clinical studies	4,407	1,524
Contract liability	697	—
Income taxes payable	55	—
Employee stock option pre-vesting exercise liability, current portion	56	304
Accounts payable and other accrued liabilities	$8,680	$4,347
(d) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	December 31,
	2021	2020
Operating lease liability, non-current	$585	$549
Derivative liability	114	—
Employee stock option early exercise liability, non-current portion	—	56
Other long-term liabilities	$699	$605
4. STOCKHOLDERS’ EQUITY
Authorized Stock

Under the October 2020 Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of stock: common and preferred. The total number of shares authorized for issuance is 200 million shares of common stock and 10.0 million shares of preferred stock. No preferred stock was issued and outstanding as of December 31, 2021 and 2020.
Common Stock Overview and Reserve for Future Issuance
Common stockholders have one vote for each share of common stock held and are entitled to receive any dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the years ended December 31, 2021 and 2020, no dividends were declared.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
As of December 31, 2021 and 2020, the Company had 20.7 million and 20.5 million common shares issued, respectively. At December 31, 2021 and 2020, the Company had 20.7 million and 20.3 million, common shares outstanding, respectively. The following shares of common stock were reserved for issuance:

	December 31,
	2021	2020
Common stock awards reserved for future grant	9,266,200	9,414,091
Common stock reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,493,488	—
Stock options issued and outstanding	2,759,830	1,836,739
Restricted stock units outstanding	17,251	—
Total shares of common stock reserved	14,536,769	11,250,830
Employee Stock Purchase Plan
As of December 31, 2021, a total of $2.5 million shares of common stock are authorized and remain available for issuance under the employee stock purchase plan ("ESPP"). Beginning on January 1, 2021, and each January 1st thereafter, pursuant to the terms of the ESPP, the number of common stock available for issuance under the ESPP is automatically increased by an amount equal to the lesser of (i) one percent of the total number of shares of common stock outstanding on the last day of the year, (ii) 2.5 million shares, or (iii) a number determined by the board of directors.
5. STOCK-BASED COMPENSATION
2020 and 2016 Equity Incentive Plan
The Company's Board of Directors and stockholders adopted and approved the Company's 2020 Equity Incentive Plan (the “2020 Plan”) on October 8, 2020. The 2020 Plan replaced the Company's 2016 Equity Incentive Plan that was earlier adopted in December 2016 (the "2016 Plan"). However, awards outstanding under the 2016 Plan will continue to be governed by its original terms. The number of shares of the Company's common stock that were initially available for issuance under the 2020 Plan equaled the initial sum of 9,000,000 shares plus 2,432,980 shares that were then available for issuance under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

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
Through December 31, 2021, all awards issued under the 2020 Plan and 2016 Plan were in the form of stock options and restricted stock units. These stock award agreements have service and/or performance conditions for vesting, unless immediately vested on the date of grant. Stock awards granted typically have one to four-year service conditions for full vesting. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones.

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

Employee Stock Purchase Plan

Under the terms of the Company's 2020 Employee Stock Purchase Plan, eligible employees can purchase common stock through scheduled payroll deductions. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. To determine the value of ESPP expense to be recognized during each offering period, the Black-Scholes option-pricing model is used, in combination with the discounted employee price. A participant may purchase a maximum of 3,000 shares of common stock during a six-month offering period, not to exceed $25,000 at full market value on the offering date during each ESPP year.
Stock-Based Compensation Summary
Stock-based compensation expense (inclusive of ESPP) is recorded in the accompanying Statements of Operations and Comprehensive Loss based on the designated department of the award recipient. Stock-based compensation expense for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
Research and development	$1,843	$260
General and administrative	6,612	579
Total stock-based compensation	$8,455	$839
Valuation Assumptions
The grant-date fair value per share for restricted stock units was based upon the closing market price of the Company's common stock on the date preceding the award grant-date.
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Year Ended December 31,
	2021	2020
Exercise price (estimated fair value per common share on grant date)	$21.40 to $47.25	$2.01 to $10.99
Expected term (in years)	6.25	6.25
Risk-free interest rate	0.66% to 1.37%	0.38% to 0.47%
Expected volatility	64.8% to 69.4%	70.1% to 71.2%
Expected dividend yield	—	—
Weighted-average grant-date fair value per stock option	$38.06	$4.16
Stock Option Activity
Stock option activity during the years ended December 31, 2021 and 2020 was as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding - December 31, 2019	297,142	$0.32	8.60	$37
Granted	1,741,384	4.16
Exercised	(197,179)	1.88
Forfeited	(4,608)	0.90
Expired	—	—
Outstanding - December 31, 2020	1,836,739	3.77	9.15	$68,981
Granted	1,005,512	38.06
Exercised	(24,959)	4.14
Forfeited	(57,462)	22.18
Expired	—	—
Outstanding - December 31, 2021	2,759,830	$15.88	8.54	$33,641
Vested - December 31, 2021	889,458	$5.02	7.70	$16,339
Unvested - December 31, 2021	1,898,212	$20.75	8.81	$17,872
____________
(1)Represents the total difference between the estimated stock price fair value as of December 31, 2021 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2021. The amount of any intrinsic value will change in relation to any increases or decreases in the then-determined fair value of the Company’s common stock.
The total grant-date fair value of options that vested during the years ended December 31, 2021 and 2020 was $16.3 million and $12.7 million, respectively.
The following table summarizes information with respect to stock option grants as of December 31, 2021:

	As of December 31, 2021
	Outstanding			Exercisable
Exercise Price	Granted Stock Options Outstanding	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)	Granted Stock Options Exercisable	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
$0.001 - $2.005	260,549	$5,784	6.55	227,930	$5,064	6.50
$2.006 - $10.99	1,131,109	23,181	8.34	490,059	10,043	7.84
$11.00 - $23.53	527,041	4,676	8.96	115,482	1,232	8.76
$23.54 - $35.67	292,500	—	9.44	50,000	—	9.46
$35.68 - $47.25	548,631	—	9.01	5,987	—	6.46
	2,759,830	$33,641	8.54	889,458	$16,339	7.70
For the year ended December 31, 2021, the Company recorded stock-based compensation expense for stock options of $8.3 million. As of December 31, 2021, there was unrecognized compensation expense of $21.0 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.7 years.
Pre-Vesting Exercise Feature of Certain Stock Options
The 2016 Plan permitted certain option holders to exercise awarded options prior to vesting. Upon this early exercise, the options became subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These unvested options are subject to repurchase by the Company upon employee termination at the same price exercised. These unvested shares of common stock are reported as issued (but not outstanding) on the accompanying Consolidated Balance Sheets while subject to repurchase by the Company. These shares are also excluded from the basic net loss per share calculation until the repurchase right lapses upon vesting.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
The Company initially records a liability for these early exercises that is subsequently reclassified into stockholders’ equity on a pro rata basis as vesting occurs. As of December 31, 2021 and December 31, 2020, the Company recorded the unvested portion of the exercise proceeds of $0.1 million and $0.4 million, respectively, as a liability from pre-vesting exercises in the accompanying Consolidated Balance Sheets.
Restricted Stock Unit Activity
Restricted stock unit activity during the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Value per Share at Grant Date
Outstanding - December 31, 2020	—	$—
Granted	17,251	27.53
Outstanding - December 31, 2021	17,251	$27.53
For the year ended December 31, 2021, the Company recorded stock-based compensation expense for restricted stock units of $0.1 million. As of December 31, 2021, there was approximately $0.4 million of unrecorded expense that will be recognized over a weighted average period of 1.7 years.
6. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2021	2020
Net loss (in thousands)	$(13,827)	$(26,811)
Weighted-average shares—basic and diluted	20,554,086	6,207,367
Net loss per share—basic and diluted	$(0.67)	$(4.32)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2021	2020
Stock options, unexercised—vested and unvested	2,759,830	1,836,739
Stock options early-exercised and unvested	27,840	179,375
Restricted stock units—unvested	17,251	—
Total	2,804,921	2,016,114
7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(xii)):

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$171,332	$—	$—	$171,332
Common stock in LianBio (included in "marketable securities")	483	—	—	483
Equity warrants in LianBio (included in "other assets")	—	—	663	663
Total assets measured at fair value	$171,815	$—	$663	$172,478

	Year Ended December 31, 2020
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$168,129	$—	$—	$168,129
Total assets measured at fair value	$168,129	$—	$—	$168,129
Money Market Funds
Money market fund holdings are included in cash and cash equivalents on the accompanying balance sheets and are classified within Level 1 of the fair value hierarchy because they have readily-available market prices in active markets that are observable at the measurement date. These money market funds are invested in U.S. Treasury bills and notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government or its agencies.
Equity Warrants

In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio Ophthalmology Limited (“LianBio”), executed a warrant agreement for the Company to purchase a stated number of common stock in LianBio, a then privately-held pharmaceutical company focused on China. The warrants vest upon the achievement of certain clinical and regulatory events and have an exercise price at common stock par value.

These warrants are classified as Level 3 in the fair value measurement hierarchy. The most significant assumptions used in the option pricing valuation model to determine the fair value as of December 31, 2021, included: the estimated fair value of LianBio common stock (that became a publicly traded company on November 1, 2021), LianBio common stock volatility (based on the historical volatility of similar companies), the probability of achievement of discrete clinical and regulatory milestones for the vesting of each of the three warrants, and the application of an assumed discount rate for the unvested warrants as of December 31, 2021.

These warrants allow for "noncash settlement" and therefore met the criteria to be recognized as a "derivative asset" on the accompanying Consolidated Balance Sheet and are presented within "other assets" as of December 31, 2021 (see Note 3(b)). They will be remeasured with a corresponding amount reported in "other (expense) income, net" on the Statement of Operations and Comprehensive Loss at each reporting date, until exercised or expired.

During the year ended December 31, 2021, one of these three warrants vested and converted to 78,373 shares of LianBio common stock ("equity securities") which were recorded within "marketable securities" on the accompanying Balance Sheet as of December 31, 2021. The LianBio common stock is classified within Level 1 of the fair value hierarchy because their value is based on the closing common stock price of LianBio.

The following table sets forth a summary of the changes in fair value of the equity warrants presented in "other assets" on the accompanying Balance Sheets.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

Equity Warrants, presented on the Balance Sheets
Fair value as of December 31, 2020	$—
Initial fair value estimate of equity warrants (included in "other assets" within the Consolidated Balance Sheet as of December 31, 2021) upon issuance	1,233
Recognition of equity warrants included in "total revenues" within the Statement of Operations and Comprehensive Loss for the year ended December 31, 2021	1,491
Revaluation of equity warrants included in "other (expense) income, net" within the Statement of Operations and Comprehensive Loss for the year ended December 31, 2021	(987)
Exercise the first tranche of equity warrants into LianBio common stock (included in "marketable securities" within the Consolidated Balance Sheet as of December 31, 2021) on November 1, 2021 upon LianBio's IPO	(1,074)
Fair value as of December 31, 2021	$663

8. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters lease agreements with unaffiliated third parties for facilities and office equipment. As of December 31, 2021 and 2020, the Company had three active leases in Irvine, California, for adjacent office and laboratory suites.

In January 2021, the Company entered into a six-month lease for an additional administrative office suite that was not capitalized due to its under 12-month term. The company does not recognize lease asset and liabilities for leases with a term of 12 months or less. On July 30, 2021, the Company executed an amendment to extend the term of this lease and lease an additional office suite, both expiring January 31, 2024. This amendment was accounted for as a "lease modification" and resulted in the recognition of an "operating lease right-of-use asset" valued at $0.7 million as of the execution date. The Company's two other capitalized facility leases commenced on June 1, 2020 and also expire on January 31, 2024. One includes a renewal option that was not reasonably certain to be exercised at the time of lease commencement.

The Company's operating leases have annual rent that is payable monthly and carry fixed annual increases. Under these arrangements, real estate taxes, certain operating expenses, and common area maintenance are paid by the Company. Since these costs are variable in nature, they are excluded from the measurement of the reported right-of-use asset and liability and are expensed as incurred.

In December 2020, the Company recorded a $15 thousand impairment of its "operating lease right-of-use lease assets" in connection with its decision to early terminate one of the leases, which was completed in January 2021. During the years ended December 31, 2021 and December 31, 2020, the Company had no sublease arrangements with it as lessor.

Financial Reporting Captions

The below table summarizes the lease asset and liability accounts presented on the accompanying Consolidated Balance Sheets:

Operating Leases	Consolidated Balance Sheet Caption	December 31, 2021	December 31, 2020
Operating lease right-of-use assets - non-current	Operating lease right-of-use assets	$1,074	$688

Operating lease liability - current	Accounts payable and other accrued liabilities	$609	$282
Operating lease liability - non-current	Other long-term liabilities	585	549
Total lease liabilities		$1,194	$831

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
Components of Lease Expense
The liability associated with each lease is amortized over the respective lease term using the effective interest rate method. The Company’s right-of-use asset is amortized over the lease term on a straight-line basis to lease expense, as reported on an allocated basis within “research and development” and “general and administrative” expenses in the accompanying Statements of Operations and Comprehensive Loss. The company combines lease and non-lease components in the recognition of lease expense. The components of lease cost were as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$385	$208
Variable lease cost	144	25
Short-term lease cost	116	—
Total lease cost	$645	$233
Weighted-Average Remaining Lease Term and Applied Discount Rate
As of December 31, 2021 and 2020, the Company's active facility leases had a weighted average remaining lease term of 2 years, 1 month and 2 years, 10 months, respectively. The weighted-average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate was not readily determinable.
Future Contractual Lease Payments
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - future payments	December 31, 2021
2022	$515
2023	761
2024	65
2025	—
2026	—
Total future lease payments, undiscounted	$1,341
(Less): Imputed interest	(147)
Present value of operating lease payments	$1,194
(b) In-License Agreements for Lotilaner
January 2019 Agreement for Skin and Eye Disease or Conditions in Humans

In January 2019, the Company entered into a license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans (the "Eye and Derm Elanco Agreement"). The Company has sole financial responsibility for related development, regulatory, and commercialization activities.

The Company paid a $1.0 million upfront payment at execution of the Eye and Derm Elanco Agreement. In September 2020, the Company made a required $1.0 million clinical milestone payment associated with the first two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company paid an additional $2.0 million for its second pivotal trial milestone in April 2021, which was recorded within “research and development” expense in the accompanying Statements of Operations and Comprehensive Loss for year ended December 31, 2021.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

The Company may make further cash payments to Elanco pursuant to the Eye and Derm Elanco Agreement upon achievement of certain clinical milestones in the treatment of human skin diseases using lotilaner for an aggregate maximum of $3.0 million and various commercial and sales threshold milestones for an aggregate maximum of $79.0 million. In addition, the Company will be obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which the Company achieved applicable regulatory approval prior to sublicense execution.

As part of the China Out-License discussed in Note 9, the Company made a required contractual payment in the amount of $2.5 million to Elanco as part of the receipt of $25 million of initial proceeds from LianBio during the second quarter of 2021.
September 2020 Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed an expanded in-license agreement with Elanco, granting the Company a worldwide license to certain intellectual property for the development and commercialization of lotilaner treatment, palliation, prevention, or cure of "all other" diseases and conditions in humans (i.e., beyond that of the eye or skin), the “All Human Uses Elanco Agreement.” The Company issued Elanco 222,460 shares of its common stock at the execution of the All Human Uses Elanco Agreement. The fair value of these shares was $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020) and is reported within “research and development” expense within the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.

The Company is required to make further cash payments to Elanco under the All Human Uses Elanco Agreement upon the achievement of various clinical milestones for an aggregate maximum of $4.5 million, and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net product sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which the Company achieved applicable regulatory approval prior to sublicense execution.

In March 2021, the Company entered into an out-license agreement with LianBio (see Note 9), which obligated it to grant Elanco an additional fixed 187,500 shares of the Company's common stock that were otherwise required to be granted no later than the 18-month anniversary of the All Human Uses Elanco Agreement for the Company's continued license exclusivity. These additional shares were valued at $5.5 million based on the Company's stock closing price of $29.30 per share (on the date the issuance became contractually required) and is reported within "research and development" expense within the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
(c) Employment Agreements
The Company has entered into employment agreements with seven of its executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
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

The Company received payments from LianBio totaling $25 million in April and May 2021 as initial consideration, and a total of $30 million in June and August 2021 for the achievement of two clinical development milestones.

The Company is also eligible to receive other payments and consideration from LianBio upon achievement of certain additional milestones, including: (i) TP-03 clinical development and regulatory milestones, and a supply agreement milestone of up to $50 million, (ii) TP-03 sales-based milestones for the China Territory of up to $100 million, (iii) tiered mid-to-high-teen royalties for China Territory TP-03 product sales, and (iv) LianBio equity warrants, which are subject to three TP-03 clinical/regulatory achievements for complete vesting, of which one tranche vested in June 2021.

The Company recognized "license fees" and "collaboration revenue" for the year ended December 31, 2021 of $53.1 million and $4.0 million, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive Loss, in accordance with the revenue recognition accounting policy described in Note 2(vi). These amounts represent an allocation of the transaction price based upon the satisfaction of the performance obligations in the China Out-License.

These revenue amounts were each recognized upon satisfaction of the following performance obligations (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the actual or partial completion of clinical activities and related data for the Company's pivotal trials of TP-03 in the treatment of Demodex blepharitis. As part of this revenue recognition model, the Company was required to value the LianBio equity warrants, applying a discounted cash flow model with highly subjective inputs for this then-private, pre-revenue company and also considered the probability of achievement of requisite vesting events. Subsequent adjustments to the estimated initial fair value of these warrants are reported within "total revenues" and "other (expense) income" on the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. The first tranche of these warrants vested and were exercised to LianBio shares and are reported within "marketable securities" on the accompanying Balance Sheet as of December 31, 2021 (see Note 7).

In future periods, the Company may recognize additional revenue from contractual receipts due from LianBio as (1) performance obligations are satisfied related to the completion of the TP-03 pivotal trial and as associated clinical data and reports are delivered, (2) regulatory approval events are achieved, and (3) LianBio records product sales of TP-03 in the China Territory.

10. INCOME TAXES
The components of loss from operations before provision for income taxes were as follows:

	Year Ended December 31,
	2021	2020
United States	$(13,772)	$(26,810)
Total	$(13,772)	$(26,810)

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
The provision for income taxes from operations were as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$42	$—
State	13	1
	$55	$1

Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax provision	$55	$1

A reconciliation of income taxes was computed by applying the federal statutory income tax rate in each period to the pretax loss for the years ended December 31, 2021 and 2020, and adjusted for certain classes of transactions, as summarized below:

	Year Ended December 31,
	2021	2020
Expected tax benefit at statutory rate	$(2,891)	$(5,630)
State income tax, net of federal benefit	(92)	1
Permanent items	(12)	5
Stock-based compensation	760	90
Research and development credits	(2,408)	(632)
Change in fair value of equity warrants and equity securities	331	—
Other	(50)	29
Change in valuation allowance	4,417	6,138
Income tax provision	$55	$1
Significant components of the deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$4,934	$5,391
Research and development credit carryforwards	2,969	710
Intangible assets	2,984	1,046
Stock-based compensation	1,136	87
Other, net	712	389
Total deferred tax assets before valuation allowance	12,735	7,623
Less: valuation allowance	(12,059)	(7,475)
Total deferred tax assets	$676	$148
Deferred tax liabilities, net:
Operating lease right-of-use assets	(234)	(148)
Deferred revenue	(442)	—
Net deferred tax asset	$—	$—

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized and evaluates the recoverability of its deferred tax assets on at least an annual basis. The Company has determined that its deferred tax assets, with the exception of amounts supported by the reversal of taxable temporary differences, are not realizable. Consequently, the Company has recorded a valuation allowance on deferred tax assets of $12.1 million and $7.5 million at December 31, 2021 and 2020, respectively.
At December 31, 2021, the Company has federal and California net operating loss carryforwards of approximately $23.1 million and $24.7 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), for U.S. income tax purposes, net operating losses generated prior to December 31, 2017 can be carried forward for up to 20 years, while net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against taxable income. The Company’s total federal net operating loss of $23.1 million will not expire but will only be able to be offset 80% of future taxable income within each year. The California net operating losses will begin to expire in 2037. At December 31, 2021, the Company had federal and California research and development tax credits of $3.0 million and $1.1 million, respectively. The federal research and development tax credits begin to expire in 2040 unless previously utilized, and the California credit carryforwards are available indefinitely.
The Internal Revenue Code ("IRC") Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities. As of December 31, 2020, the Company had gross unrecognized tax benefits of $3.0 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on the accompanying Balance Sheets at December 31, 2021 and has not recognized interest and/or penalties on the accompanying Statements of Operations for the years ended December 31, 2021 or 2020.
The following table summarizes the changes to the gross unrecognized tax benefits:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$488	$33
Additions related to current year positions	658	217
Additions related to prior year positions	1,899	242
Decreases related to prior year positions	—	(4)
Balance at end of year	$3,045	$488
The Company is subject to taxation in the U.S. Federal jurisdiction and California. All tax years from inception are subject to examination by federal and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties related to income tax matters have been incurred at December 31, 2021 and 2020 and the years then ended. Further, the Company is not currently under examination by any federal, state, or local tax authority.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
11. SUBSEQUENT EVENT
Credit Facility with Hercules Capital and Silicon Valley Bank
On February 2, 2022, the Company executed a loan and security agreement (the "Credit Facility") with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank ("SVB"). The Credit Facility provides an aggregate principal amount of up to $175 million with tranched availability as follows: $40 million at closing with $20 million drawn in February 2022, $25 million upon submission of a new drug application with the FDA for TP-03, $35 million upon FDA approval of TP-03, and $75 million upon achievement of certain revenue thresholds and other conditions.

Each of the tranches may be drawn down in $5 million increments at the Company's election. The Credit Facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions. There is no warrant coverage to the lenders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021 (the "Proxy Statement"), and is incorporated in this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

(1) Financial Statements (included in Part II of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Balance Sheets
•Statements of Operations and Comprehensive Loss
•Statements of Stockholder's Equity
•Statements of Cash Flows
•Notes to Financial Statements

(2) Financial Statement Schedules:
All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements
(b) The following exhibits are included herein or incorporated herein by reference:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	October 20, 2020
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-39614	3.2	October 20, 2020
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-249076	4.1	October 9, 2020
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39614	4.2	March 31, 2021	X
4.3	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	October 9, 2020
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-249076	10.1	October 9, 2020
10.2#	Tarsus Pharmaceuticals, Inc. 2016 Stock Plan, as amended and forms of agreements thereunder.	S-1	333-249076	10.2	September 25, 2020
10.3#	Tarsus Pharmaceuticals, Inc. 2020 Equity Incentive Plan and form of agreements thereunder.	S-8	333-249571	99.2	October 20, 2020
10.4#	Tarsus Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-249571	99.3	October 20, 2020
10.5#	Amended and Restated Offer Letter, dated October 8, 2020, between the Registrant and Bobak Azamian, M.D., Ph.D.	S-1/A	333-249076	10.5	October 9, 2020
10.6#	Offer Letter, dated March 15, 2020, between the Registrant and Leo M. Greenstein.	S-1	333-249076	10.6	September 25, 2020
10.7#	Offer Letter, dated June 4, 2020, between the Registrant and Seshadri Neervannan, Ph.D.	S-1	333-249076	10.7	September 25, 2020
10.8#	Offer Letter, dated October 29, 2018, between the Registrant and Mark Holdbrook.	S-1	333-249076	10.8	September 25, 2020
10.9#	Offer Letter, dated June 22, 2020, between the Registrant and Aziz Mottiwala.	S-1	333-249076	10.9	September 25, 2020
10.10†	License Agreement, dated January 31, 2019, between the Registrant and Elanco Tiergesundheit AG.	S-1/A	333-249076	10.10	October 9, 2020
10.11†	Amendment to License Agreement, dated September 3, 2020, between the Registrant and Elanco Tiergesundheit AG.	S-1/A	333-249076	10.11	October 9, 2020
10.12†^	License Agreement, dated September 3, 2020, between the Registrant and Elanco Tiergesundheit AG.	S-1/A	333-249076	10.12	October 9, 2020
10.13	Office Lease, dated May 28, 2020, between the Registrant and Discovery Business Center LLC.	S-1	333-249076	10.13	September 25, 2020
10.14^*	Sublease Agreement, dated May 29, 2020, between the Registrant and Avent, Inc., as amended by First Amendment to Sublease Agreement, dated July 30, 2020, between the Registrant and Avent, Inc.	S-1	333-249076	10.14	September 25, 2020
10.15#	Management Cash Incentive Plan.	S-1/A	333-249076	10.15	October 9, 2020
10.16†	Development and License Agreement, dated March 26, 2021, between the Registrant and LianBio Ophthalmology.	10-Q	001-39614	10.1	May 11, 2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

^	Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates a management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 14, 2022.

Tarsus Pharmaceuticals, Inc.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobak Azamian, M.D., Ph.D., Leo Greenstein, and Bryan Wahl, M.D., and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobak Azamian, M.D., Ph.D.	President, Chief Executive Officer, and Director	March 14, 2022
Bobak Azamian, M.D., Ph.D.	(Principal Executive Officer)

/s/ Leonard M. Greenstein	Chief Financial Officer	March 14, 2022
Leonard M. Greenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Ackermann, Ph.D.	Chairman	March 14, 2022
Michael Ackermann, Ph.D.

/s/ Bhaskar Chaudhuri, Ph.D.	Director	March 14, 2022
Bhaskar Chaudhuri, Ph.D.

/s/ Rosemary Crane	Director	March 14, 2022
Rosemary Crane

/s/ Andrew Goldberg, M.D.	Director	March 14, 2022
Andrew Goldberg, M.D.

/s/ William J. Link, Ph.D.	Director	March 14, 2022
William J. Link, Ph.D.

/s/ Wendy Yarno	Director	March 14, 2022
Wendy Yarno

/s/ Elizabeth Yeu-Lin	Director	March 14, 2022
Elizabeth Yeu-Lin