Form 10-Q
period 2022-03-31
Tarsus Pharmaceuticals, Inc.
filed 2022-05-11
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

20,727,701 shares of common stock, $0.0001 par value, outstanding as of May 4, 2022.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,010	$171,332
Marketable securities	291	483
Accounts receivable	17	—
Other receivables	306	92
Prepaid expenses and other current assets	3,131	4,045
Total current assets	178,755	175,952
Property and equipment, net	915	755
Operating lease right-of-use assets	926	1,074
Other assets	887	1,126
Total assets	$181,483	$178,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$10,805	$8,680
Accrued payroll and benefits	1,805	2,798
Total current liabilities	12,610	11,478
Term loan, net	19,180	—
Other long-term liabilities	496	699
Total liabilities	32,286	12,177
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,731,062 shares issued and 20,718,528 outstanding, which excludes 12,534 shares subject to repurchase at March 31, 2022 (unaudited); 20,726,580 shares issued and 20,698,737 outstanding, which excludes 27,840 shares subject to repurchase at December 31, 2021	4	4
Additional paid-in capital	216,103	213,398
Accumulated deficit	(66,910)	(46,672)
Total stockholders’ equity	149,197	166,730
Total liabilities and stockholders’ equity	$181,483	$178,907
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
License fees	$—	$33,311
Collaboration revenue	539	121
Total revenues	539	33,432
Operating expenses:
Cost of license fees and collaboration revenue	33	1,297
Research and development	12,081	16,261
General and administrative	7,946	5,160
Total operating expenses	20,060	22,718
(Loss) income from operations before other (expense) income and income taxes	(19,521)	10,714
Other (expense) income:
Interest (expense) income, net	(316)	9
Other income (expense), net	37	(34)
Unrealized loss on equity securities	(192)	—
Change in fair value of equity warrants	(245)	—
Total other expense, net	(716)	(25)
Benefit for income taxes	(1)	(313)
Net (loss) income and comprehensive (loss) income	$(20,238)	$10,376

Net (loss) per share, basic	$(0.98)	$(0.51)
Net (loss) income per share, diluted	$(0.98)	$0.47

Weighted-average shares outstanding, basic	20,710,224	20,336,022
Weighted-average shares outstanding, diluted	20,710,224	21,824,574

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$(46,672)	$166,730
Net loss	—	—	—	—	—	(20,238)	(20,238)
Recognition of stock-based compensation expense	—	—	—	—	2,674	—	2,674
Exercise of vested stock options	—	—	225	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—
Lapse of repurchase rights related to common stock issued pursuant to stock option exercises prior to vesting	—	—	15,309	—	31	—	31
Balance as of March 31, 2022	—	$—	20,718,528	$4	$216,103	$(66,910)	$149,197

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980
Net income	—	—	—	—	—	10,376	10,376
Recognition of stock-based compensation expense	—	—	—	—	1,363	—	1,363
Exercise of vested stock options	—	—	13,773	—	19	—	19
Shares issued as consideration for in-license rights	—	—	187,500	—	5,494	—	5,494
Balance as of March 31, 2021	—	$—	20,524,474	$4	$205,697	(22,469)	$183,232

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(20,238)	$10,376
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	41	64
Amortization and accretion of long-term debt related costs	55	—
Stock-based compensation	2,674	1,363
Non-cash lease expense	113	43
Loss on disposal of property and equipment	—	70
Loss on lease termination	—	2
Unrealized loss on equity securities	192	—
Change in fair value of equity warrants	245	—
Unrealized loss (gain) from transactions denominated in a foreign currency	1	(35)
Issuance of common stock pursuant to in-license agreement	—	5,494
Changes in operating assets and liabilities:
Accounts receivable	(17)	(25,000)
Contract asset	—	(7,199)
Other receivables	(225)	(227)
Prepaid expenses and other current assets	926	(321)
Other non-current assets	14	(1,255)
Accounts payable and other accrued liabilities	1,969	5,063
Accrued payroll and benefits	(993)	(355)
Other long-term liabilities	(43)	123
Net cash used in operating activities	(15,286)	(11,794)
Cash Flows From Investing Activities:
Purchases of property and equipment	(161)	(175)
Cash used in investing activities	(161)	(175)
Cash Flows From Financing Activities:
Proceeds from exercise of vested stock options	—	19
Payment of deferred offering costs	(60)	—
Proceeds from term loan	20,000	—
Payment of debt issuance costs	(815)	—
Net cash provided by financing activities	19,125	19
Net decrease in cash, cash equivalents and restricted cash	3,678	(11,950)
Cash, cash equivalents, and restricted cash — beginning of period	171,332	168,149
Cash, cash equivalents, and restricted cash — end of period	$175,010	$156,199
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$175,010	$156,179
Restricted cash	—	20
Cash, cash equivalents and restricted cash	$175,010	$156,199
Supplemental Disclosures Noncash Investing and Financing Activities:
"Interest expense" paid in cash	$127	$—
Additions of "property and equipment, net" included within "accounts payable and other accrued liabilities"	$41	$—
Expensing of "operating lease right-of-use assets" upon lease termination	$—	$(38)
Stock issued for in-license agreements	$—	$5,494
Deferred offering costs included within "accounts payable and accrued liabilities"	$55	$—
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
(b) Liquidity
The Company has no product sales and has accumulated losses and negative cash flows from operations since inception (other than consideration received from an out-licensing agreement, as discussed in Note 9), resulting in an accumulated deficit of $66.9 million as of March 31, 2022 and $46.7 million as of December 31, 2021. The Company’s cash and cash equivalents were $175.0 million and $171.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company expects to continue to incur operating losses and negative cash flows.
On February 2, 2022, the Company executed a loan and security agreement (the "Credit Facility") with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank ("SVB"). This $175 million Credit Facility has tranched availability. Capital draws are at the Company's election and are in $5 million increments. In February 2022, the Company made a $20 million draw (see Note 10).
The Company has funded its inception-to-date operations primarily through equity capital raises, proceeds from its out-license agreement, and draw downs on its credit facility. The Company estimates that its existing capital resources will be sufficient to meet projected operating requirements beyond at least 12 months from the filing date of the accompanying Condensed Financial Statements in this Form 10-Q. Accordingly, the accompanying financial statements in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company’s operations currently consist of its corporate organization build-out, intellectual property licensing activities, and preclinical and clinical study progression. The Company faces the clinical, business, and liquidity risks that are typically associated with biopharma companies; it must significantly invest in and conduct research and development activities, achieve research and development outcomes that are inherently uncertain, recruit and retain skilled personnel (including executive management), and expand and defend its intellectual property rights.
Management expects the Company to continue to incur losses in the foreseeable future as a result of research and development activities and other operating expenses. The Company may be required to raise additional capital to fund its future operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, if at all. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. The Company's Credit Facility imposes additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments, or engage in certain merger or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. The Company’s potential inability to raise capital when needed could have a negative impact on its financial condition and ability to pursue planned business strategies. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. These factors may adversely impact the Company's ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.
(c) Operating Segment

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
To date, the Company has operated and managed its business and financial information on an aggregate basis based on the Company's organizational structure, for the purposes of evaluating financial performance and the allocation of capital and personnel resources, consistent with the way operations and investments are centrally managed and evaluated. Accordingly, the Company’s management determined that it operates one reportable operating segment. This single segment is focused exclusively on developing pharmaceutical products for eventual commercialization.
(d) Emerging Growth Company Status
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
(i) Basis of Presentation
The Company’s Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted ("GAAP") in the United States ("U.S.") for interim financial information and pursuant to Form 10-Q and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.
The interim Condensed Balance Sheet as of March 31, 2022, the interim Condensed Statements of Operations and Comprehensive (Loss) Income, and Stockholders’ Equity for the three months ended March 31, 2022 and 2021, and the interim Condensed Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three-month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim or annual period.
The accompanying interim unaudited Condensed Financial Statements should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 14, 2022.
The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to forecast and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption.

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2022, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022. The accounting policies and estimates that most significantly impact the presented amounts within the accompanying Condensed Financial Statements are further described below:
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
(iii) Marketable Securities
Marketable securities represent LianBio Ophthalmology Limited ("LianBio") common stock (see Note 7) designated as "available-for-sale securities" with associated gains or losses recorded within "other expense, net" within the Condensed Statements of Operations at each reporting period.
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
The Company’s results of operations involve numerous risks and uncertainties. Factors that could adversely impact the Company’s operating results and business objectives include, but are not limited to, (1) uncertainty of results of clinical trials, (2) uncertainty of regulatory approval of the Company’s potential product candidates, (3) uncertainty of market acceptance of its product candidates, (4) competition from substitute products and other companies, (5) securing and protecting proprietary technology and strategic relationships, and (6) dependence on key individuals and sole source suppliers.
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
(v) Revenue Recognition for Out-License Arrangements

Overview

The Company currently has one out-license arrangement that allows the third-party licensee to market the its TP-03 product candidate (representing "functional intellectual property") in certain territories for a certain field of use and for a stated term - see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

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
Contractual Terms for Receipt of Payments

The contractual terms that establish the Company’s right to collect specified amounts from its customers and that require contemporaneous evaluation and documentation under GAAP for the corresponding timing and amount of revenue recognition, are as follows:

(1) Upfront License Fees: The Company determines whether non-refundable license fee consideration is recognized at the time of contract execution (i.e., when the license is transferred to the customer and customer is able to use and benefit from the license) or over the actual (or implied) contractual period of the out-license. The Company also evaluates whether it has any other requirements to provide substantive services that are inseparable from the performance obligation of the license transfer to determine whether any combined performance obligation is satisfied over time or at a point in time. Upfront payments may require deferral of revenue recognition to a future period until the Company performs obligations under these arrangements.

(2) Development Milestones: The Company utilizes the “most likely amount” method to estimate the amount of consideration to which it will be entitled for achievement of development milestones as these represent variable consideration. For those payments based on development milestones (e.g., patient dosing in a clinical study or the achievement of statistically significant clinical results), the Company assesses the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. Given the high degree of uncertainty around the occurrence of these events, the Company determined the milestone and other contingent amounts to be "constrained" until the uncertainty associated with these payments is resolved. At each reporting period, the Company re-evaluates this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis, and reflected in the financial statements in the period of adjustment.

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company re-evaluates the measure of progress to each performance obligation in each reporting period as uncertain events are resolved and other changes in circumstances occur. A "performance obligation" is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s "transaction price" is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied.
(vi) Research and Development Costs
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
(vii) Stock-Based Compensation
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
The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including (a) the fair value of the Company’s common stock on the date of the option grant for all awards granted prior to the Initial Public Offering ("IPO"), (b) the expected term of the stock option until its exercise by the recipient, (c) stock price volatility over the expected term, (d) the prevailing risk-free interest rate over the expected term, and (e) expected dividend payments over the expected term.
Management estimates the expected term of awarded stock options utilizing the “simplified method” for awards as the Company does not yet have sufficient exercise history since its November 2016 corporate formation. The Company lacks company-specific historical and implied volatility information of its stock. Accordingly, management estimated this expected volatility based on a designated peer-group of publicly-traded companies for a look-back period, as of the date of grant, that corresponded with the expected term of the awarded stock option. The Company estimates the risk-free interest rate based upon the U.S. Department of the Treasury yield curve in effect at award grant for time periods that correspond with the expected term

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
of the awarded stock option. The Company’s expected dividend yield is zero because it has never paid cash dividends and does not expect to for the foreseeable future.
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
(viii) Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common stock equivalents outstanding for the period determined using the "treasury-stock method" and "if-converted method" as applicable.
The Company’s "participating securities" include unvested common stock awards issued upon early exercise of certain stock options, as early exercised unvested common stock awards have a non-forfeitable right to dividends. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, so in periods of net losses, the "two-class method" of calculating basic and diluted earnings per share is not required. In periods of net income, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Also, net income is attributed to both common stockholders and participating security holders, and therefore, net income is allocated to shares of common stock and participating securities, as if all of the earnings for the period had been distributed. Diluted earnings per share under the two-class method is calculated using the more dilutive of the treasury stock or the two-class method.

Due to a net loss for the three months ended March 31, 2022, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in this period.
(ix) Fair Value Measurements
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
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their short maturities. The Company's equity warrant holdings are carried at fair value based on unobservable market inputs (see Note 7).

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
(x) Comprehensive (Loss) Income
Comprehensive (loss) income represents all changes in stockholders’ equity (deficit), except those resulting from distributions to stockholders. For all periods presented in the accompanying Condensed Financial Statements, comprehensive (loss) income was the same as reported net (loss) income.
(xi) Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements have been discussed within the footnote to which each relates. Other recent accounting pronouncements not disclosed in these Condensed Financial Statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current and expected future financial position, results of operations, or cash flows.
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
(a) Property and Equipment, Net
“Property and equipment, net” consists of the following:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$596	$596
Office equipment	84	84
Laboratory equipment	167	167
Leasehold improvements	330	129
Property and equipment, at cost	1,177	976
(Less): Accumulated depreciation and amortization	262	221
Property and equipment, net	$915	$755
Depreciation expense (included within “total operating expenses” in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income) for the three months ended March 31, 2022 and 2021 was $41 thousand and $64 thousand, respectively.
(b) Other Assets

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
"Other assets" consists of the following:

	March 31, 2022	December 31, 2021
Deposits	$71	$71
Equity warrants (Note 7)	418	663
Other long term assets	398	392
Other assets	$887	$1,126
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	March 31, 2022	December 31, 2021
Trade accounts payable and other	$4,028	$2,856
Operating lease liability, current	635	609
Accrued clinical studies	5,740	4,407
Contract liability	174	697
Accrued interest, current	148	—
Income taxes payable	55	55
Employee stock option pre-vesting exercise liability, current portion	25	56
Accounts payable and other accrued liabilities	$10,805	$8,680
(d) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	March 31, 2022	December 31, 2021
Operating lease liability, non-current	$425	$585
Derivative liability	71	114
Other long-term liabilities	$496	$699
4. STOCKHOLDERS’ EQUITY AND EQUITY INCENTIVE PLANS
Common Stock Outstanding and Reserves for Future Issuance
As of March 31, 2022 and December 31, 2021, the Company had 20.7 million common shares issued and outstanding. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan (the "ESPP") is summarized below:

	March 31, 2022	December 31, 2021
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	8,954,066	9,266,200
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,700,475	2,493,488
Stock options issued and outstanding under 2020 and 2016 Equity Incentive Plans	3,561,261	2,759,830
Restricted stock units outstanding under 2020 Equity Incentive Plan	351,422	17,251
Total shares of common stock reserved	15,567,224	14,536,769

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Equity Incentive Plans
The Company's Board of Directors and stockholders adopted and approved the Company's 2020 Equity Incentive Plan (the “2020 Plan”) on October 8, 2020. The 2020 Plan replaced the Company's 2016 Equity Incentive Plan that was adopted in December 2016 (the “2016 Plan”). However, awards outstanding under the 2016 Plan will continue to be governed by its original terms. The number of shares of the Company's common stock that were initially available for issuance under the 2020 Plan equaled the initial sum of 9,000,000 shares plus 2,432,980 shares that were then available for issuance under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

The number of shares of common stock reserved for issuance under the 2020 Plan are increased automatically on the first day of each fiscal year, commencing in 2021 and through 2030, by a number equal to the lesser of: (i) 4% of the shares of common stock outstanding on the last day of the prior fiscal year; or (ii) the number of shares determined by the Company's Board of Directors. In general, to the extent that any awards under the 2020 or 2016 Plans are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2020 or 2016 Plans, those shares will again become available for issuance under the 2020 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
Through March 31, 2022, all awards issued under the 2020 Plan and 2016 Plan were in the form of stock options and restricted stock units. These stock award agreements have service and/or performance conditions for vesting, unless immediately vested on the date of grant. Stock awards granted typically have one to four-year service conditions for full vesting. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones.
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
Pre-Vesting Exercise Feature of Certain Stock Options
The 2016 Plan permitted certain option holders to exercise awarded options prior to vesting. Upon this early exercise, the options became subject to a restricted stock agreement and remain subject to the same vesting provisions in the corresponding stock option award. These unvested options are subject to repurchase by the Company upon employee termination at the same price exercised. These unvested shares of common stock are reported as issued (but not outstanding) on the accompanying Condensed Balance Sheets while subject to repurchase by the Company. These shares are also excluded from the basic net (loss) income per share until the repurchase right lapses upon vesting, but are included in the diluted net income per share for the three months ended March 31, 2021.
The Company initially records a liability for these early exercises that is subsequently reclassified into stockholders’ equity on a pro rata basis as vesting occurs. As of March 31, 2022 and December 31, 2021, the Company recorded the unvested portion of the exercise proceeds of $25 thousand and $56 thousand, respectively, within "accounts payable and other accrued liabilities" in the accompanying Condensed Balance Sheets.
Employee Stock Purchase Plan
As of March 31, 2022, a total of 2.7 million shares of common stock are authorized and remain available for issuance under the Company's ESPP. Beginning on January 1, 2021, and each January 1st thereafter, pursuant to the terms of the ESPP, the number of common stock available for issuance under the ESPP is automatically increased by an amount equal to the least of (i) one percent of the total number of shares of common stock outstanding on the last day of the previous fiscal year, (ii) 2.3 million shares, or (iii) a number of shares determined by the board of directors.
Under the terms of the ESPP, eligible employees can purchase common stock through scheduled payroll deductions. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

5. STOCK-BASED COMPENSATION
Stock-Based Compensation Summary
Stock-based compensation expense is recorded in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income based on the designated department of the recipient. Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Research and development	$678	$344
General and administrative	1,996	1,019
Total stock-based compensation	$2,674	$1,363

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
6. NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2022	2021
Basic EPS
Net (loss) income	$(20,238)	$10,376
Less: undistributed income allocated to participating securities	—	90
Net (loss) income available to common shareholders	$(20,238)	$10,286

Basic weighted average shares outstanding	20,710,224	20,336,022
Net (loss) per share—basic	$(0.98)	$(0.51)

Diluted EPS
Net (loss) income	$(20,238)	$10,376
Less: undistributed income reallocated to participating securities	—	84
Net (loss) income available to common shareholders	$(20,238)	$10,292

Basic weighted average shares outstanding	20,710,224	20,336,022
Effect of dilutive securities:
Common stock options	—	1,488,552
Diluted weighted average shares outstanding	20,710,224	21,824,574
Net (loss) income per share—diluted	$(0.98)	$0.47
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Stock options, unexercised—vested and unvested	3,561,261	632,781
Stock options early-exercised and unvested	12,531	—
Restricted stock units—unvested	351,422	—
Total	3,925,214	632,781

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(ix)):

	March 31, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$175,010	$—	$—	$175,010
Common stock in LianBio (included in "marketable securities")	291	—	—	291
Equity warrants in LianBio (included in "other assets")	—	—	418	418
Total assets measured at fair value	$175,301	$—	$418	$175,719

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$171,332	—	—	$171,332
Common stock in LianBio (included in "marketable securities")	483	—	—	$483
Equity warrants in LianBio (included in "other assets")	—	—	663	$663
Total assets measured at fair value	$171,815	$—	$663	$172,478
Money Market Funds
Money market fund holdings are included in "cash and cash equivalents" on the accompanying Condensed Balance Sheets and are classified within Level 1 of the fair value hierarchy because they have readily-available market prices in active markets that are publicly observable at the measurement date. These money market funds are invested in U.S. Treasury bills and notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Government or its agencies.
Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio, executed a warrant agreement for the Company to purchase, in three tranches, a stated number of common stock in LianBio, a then privately-held pharmaceutical company focused on China. The warrants vest upon the achievement of certain clinical and regulatory events and have an exercise price at common stock par value.
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
The remaining two unvested tranches of these warrants are classified as Level 3 in the fair value measurement hierarchy. The most significant assumptions used in the option pricing valuation model to determine the fair value as of March 31, 2022 included: LianBio common stock volatility (based on the historical volatility of similar companies), the probability of achievement of discrete clinical and regulatory milestones for the remaining two unvested tranches of these warrants, and application of an assumed discount rate for the unvested warrants as of March 31, 2022.
These warrants allow for "noncash settlement" and therefore met the criteria to be recognized as a "derivative asset" on the accompanying Condensed Balance Sheets and are presented within "other assets" as of March 31, 2022 (see Note 3(b)). They will be remeasured with a corresponding amount reported in "other expense, net" on the accompanying statements of operations and comprehensive (loss) income at each reporting date, until exercised or expired.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The following table sets forth a summary of the changes in fair value of the equity warrants presented in "other assets" on the accompanying Condensed Balance Sheets. The measurement of the equity warrants represents a Level 3 financial instrument:

Equity Warrants, presented on the Balance Sheets
Fair value as of December 31, 2021	$663
Revaluation of equity warrants included in "total revenues" within the Condensed Statement of Operations for the three months ended March 31, 2022	$—
Revaluation of equity warrants included in "other expense, net" within the Condensed Statement of Operations for the three months ended March 31, 2022	$(245)
Fair value as of March 31, 2022	$418

Equity Warrants, presented on the Balance Sheets
Fair value as of December 31, 2020	$—
Initial fair value estimate of equity warrants (included in "other assets" within the Consolidated Balance Sheet) upon issuance	1,233
Fair value as of March 31, 2021	$1,233
8. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters lease agreements with unaffiliated third parties for facilities and office equipment. As of March 31, 2022 and December 31, 2021, the Company had four active leases in Irvine, California for adjacent office and laboratory suites.

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
The Company's operating leases have annual rent that is payable monthly and carry fixed annual increases. Under these arrangements, real estate taxes, certain operating expenses, and common area maintenance are paid by the Company. Since these costs are variable in nature, they are excluded from the measurement of the reported right-of-use asset and liability and are expensed as incurred. During the year ended December 31, 2021 and for the three months ended March 31, 2022, the Company had no sublease arrangements with it as lessor.
Financial Reporting Captions

The below table summarizes the lease asset and liability accounts presented on the accompanying Condensed Balance Sheets:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Operating Leases	Consolidated Balance Sheet Caption	March 31, 2022	December 31, 2021
Operating lease right-of-use assets - non-current	Operating lease right-of-use assets	$926	$1,074

Operating lease liability - current	Accounts payable and other accrued liabilities	$635	$609
Operating lease liability - non-current	Other long-term liabilities	425	585
Total lease liabilities		$1,060	$1,194
Components of Lease Expense

The liability associated with each lease is amortized over the respective lease term using the “effective interest rate method.” The Company’s right-of-use asset is amortized over the lease term on a straight-line basis to lease expense, as reported on an allocated basis within “research and development” and “general and administrative” expenses in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income. The Company combines lease and non-lease components in the recognition of lease expense. The components of lease cost were as follows:

	Three months ended March 31,
	2022	2021
Operating lease cost	$143	$60
Variable lease cost	39	60
Short-term lease cost	—	32
Total lease cost	$182	$152
Weighted-Average Remaining Lease Term and Applied Discount Rate
As of March 31, 2022, the Company's facility leases had a weighted average remaining lease term of 1 year, 10 months. The weighted-average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate was not readily determinable.
Future Contractual Lease Payments
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - Future Payments	March 31, 2022
2022 (remaining nine months)	$349
2023	761
2024	65
2025	—
2026	—
Total future lease payments, undiscounted	$1,175
(Less): Imputed interest	(115)
Present value of operating lease payments	$1,060
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
The Company paid a $1.0 million upfront payment at execution of the Eye and Derm Elanco Agreement in January 2019. In September 2020, the Company made a required $1.0 million clinical milestone payment associated with the first two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company paid an additional $2.0 million for its second pivotal trial milestone in April 2021, which was recorded in “research and development” expense in the accompanying Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021.
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
As part of the China Out-License discussed in Note 9, the Company made a contractual payment in the amount of $2.5 million to Elanco following the receipt of $25 million of initial proceeds from LianBio during the second quarter of 2021.
September 2020 Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed an expanded in-license agreement with Elanco, granting the Company a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of "all other" diseases and conditions in humans (i.e., beyond that of the eye or skin) (the “All Human Uses Elanco Agreement”). The Company issued Elanco 222,460 shares of its common stock at the execution of the All Human Uses Elanco Agreement. The fair value of these shares was $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020).

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

In March 2021, the Company entered into the China Out-License agreement with LianBio (see Note 9), which obligated it to grant Elanco an additional fixed 187,500 shares of the Company's common stock that were otherwise required to be granted no later than the 18-month anniversary of the All Human Uses Elanco Agreement for the Company's continued license exclusivity. These additional shares were valued at $5.5 million based on the Company's stock closing price of $29.30 per share (on the date the issuance became contractually required) and were reported within "research and development" expense within the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2021.

(c) Employment Agreements
The Company has entered into employment agreements with eight of its executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.
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
(e) Indemnities and Guarantees
The Company has certain indemnity commitments, under which it may be required to make payments to its officers and directors in relation to certain transactions to the maximum extent permitted under applicable laws. The duration of these indemnities vary, and in certain cases, are indefinite and do not provide for any limitation of maximum payments. The Company has not been obligated to make any such payments to date and no liabilities have been recorded for this contingency in the accompanying Condensed Balance Sheets.

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

To date the Company received payments from LianBio totaling $55.0 million related to initial consideration of $25.0 million and two clinical development milestone achievements of $30.0 million. During the three months ended March 31, 2022 the Company did not receive any cash proceeds in connection with the China Out-License.

The Company is also eligible to receive other payments and consideration from LianBio upon achievement of certain additional milestones, including: (i) TP-03 clinical development and regulatory milestones of up to $45.0 million, (ii) an expected drug supply agreement milestone of $5.0 million, (iii) TP-03 sales-based milestones for the China Territory of up to $100 million, (iv) tiered mid-to-high-teen royalties for China Territory TP-03 product sales, and (v) LianBio equity warrants, which are subject to three TP-03 clinical/regulatory achievements for complete vesting, of which one tranche vested in June 2021.

The Company recognized no "license fees" and $0.5 million "collaboration revenue" for the three months ended March 31, 2022 in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income, in accordance with the revenue recognition accounting policy described in Note 2(vii). These amounts represent an allocation of the transaction price based upon the partial satisfaction of the performance obligations in the China Out-License.

These revenue amounts are each recognized upon satisfaction of the following performance obligations (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the actual or partial completion of clinical activities and related data for the Company's pivotal trials of TP-03 in the treatment of Demodex blepharitis. As part of this revenue recognition model, the Company was required to value the LianBio equity warrants, applying a discounted cash flow model with highly subjective inputs for this then private, pre-revenue company, and also considered the probability of achievement of requisite vesting events. Subsequent adjustments to the estimated initial fair value of these warrants are reported within "total revenues" and "other (expense) income" on the accompanying Condensed Statements of Operations for the three months ended March 31, 2022. The first tranche of these warrants vested and were exercised to LianBio common shares and are reported within "marketable securities" on the accompanying Condensed Balance Sheets as of December 31, 2021 and March 31, 2022 (See Note 7).

In future periods, the Company may recognize additional revenue from contractual receipts due from LianBio as (1) performance obligations are satisfied related to the completion of the TP-03 pivotal trial and as associated clinical data and reports are delivered, (2) regulatory approval events are achieved, and (3) LianBio records product sales of TP-03 in the China Territory.
10. CREDIT FACILITY AGREEMENT

On February 2, 2022, the Company executed the Credit Facility with Hercules and SVB with a term to February 2, 2027. The Credit Facility provides an aggregate principal amount of up to $175.0 million with tranched availability as follows: $40.0 million at closing (with $20.0 million drawn in February 2022), $25.0 million upon submission of a New Drug Application ("NDA") with the FDA for TP-03, $35.0 million upon FDA approval of TP-03, and $75.0 million upon achievement of certain revenue thresholds and other conditions.

Each of the tranches may be drawn down in $5.0 million increments at the Company's election. The Credit Facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions.

The Credit Facility requires interest-only payments from the issuance date through the amortization date of February 1, 2026, followed by 12 months of principal amortization, unless extended for one year to maturity upon meeting certain contractual conditions. All unpaid amounts under the Credit Facility become due on February 2, 2027.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Principal draws accrue interest on the outstanding principal balance at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal prime rate plus 5.20% or (ii) 8.45%. At execution of the Credit Facility, the interest rate was 8.45%. On March 17, 2022 this prime rate increased to 3.50% and the Credit Facility interest rate increased to 8.70%. The Credit Facility interest rate further increased to 9.20% on May 5, 2022 based on the updated Wall Street Journal prime rate.

The Company is required to pay a fee upon the earlier of (i) the maturity date or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.0 million was derived at the execution of the Credit Facility by multiplying 4.75% to the $20.0 million drawn at closing and is accreted to "accrued interest" through the maturity date of the Credit Facility.

As of March 31, 2022, the carrying value of this debt consisted of $20.0 million principal outstanding less debt issuance costs of approximately $0.9 million. These incurred legal and administrative fees were recorded as a "contra-liability" and accreted to interest expense using the "effective interest method" over the loan term.

The calculated effective interest rate for this Credit Facility was 9.66% for the three months ended March 31, 2022. As of December 31, 2021 the Company had no outstanding debt.

During the three months ended March 31, 2022, the Company recognized "interest expense" on its Condensed Statement of Operations and Comprehensive (Loss) Income in connection with the Credit Facility as follows:

March 31, 2022
Interest expense for term loan	$274
Accretion of End of Term Charge	32
Amortization of debt issuance costs	23
Total interest expense related to term loan	$329

The principal balance of this term loan and related accretion and amortization as of March 31, 2022, were as follows:

March 31, 2022
Term loan, gross (amount drawn)	$20,000
Debt issuance costs (legal and other administrative fees)	(875)
Accretion of End of Term Charge	32
Accumulated amortization of debt issuance costs	23
Term loan, net	$19,180

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

11. SUBSEQUENT EVENT
May 2022 Follow-on Equity Raise
On May 5, 2022, the Company completed a follow-on public offering, pursuant to the Company's effective Form S-3 shelf registration statement, through an underwritten sale of 5,600,000 shares of its common stock at a price of $13.50 per share. This resulted in gross proceeds of $75.6 million before underwriting discounts, commissions, and estimated expenses, for net proceeds of approximately $70.6 million. The Company also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less discounts, commissions, and estimated expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, future revenue, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
The words “anticipate,” “believe,” contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ from expected results, include, among others:
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
•our estimates of the number of patients in the United States ("U.S.") or globally, as applicable, who suffer from Demodex blepharitis, Meibomian Gland Disease ("MGD"), rosacea, Lyme disease and malaria and the number of patients that will enroll in our clinical trials;
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
•our competitive position;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our Initial Public Offering ("IPO") and Follow-on Public Offering (defined below).

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
Overview of our Business
We are a biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product candidate, TP-03 (lotilaner ophthalmic solution, 0.25%), is a novel investigational eye drop in Phase 3 to treat blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis.

We designed TP-03 to target and eradicate the root cause of Demodex blepharitis — Demodex mite infestation. The active pharmaceutical ingredient ("API") of TP-03, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.

To date, we have completed four Phase 2 trials, one Phase 2b/3 Saturn-1 trial, and one Phase 3 Saturn-2 trial for TP-03 in Demodex blepharitis. Each of these trials for TP-03 met their primary, secondary and/or exploratory endpoints, with the drug well tolerated. In May 2022, we announced positive topline results of the Saturn-2 trial and will use the data from the Saturn-1 and Saturn-2 trials to support our submission of a new drug application ("NDA") in the second half of 2022. We believe that TP-03 has the potential to be the first therapeutic approved by the U.S. Food and Drug Administration ("FDA") for the treatment of Demodex blepharitis and become the standard of care.

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

Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis Pivotal Trials, Saturn-1 & Saturn-2:

In May 2022, we announced positive topline results of the Saturn-2, our second and final pivotal trial. Saturn-2 enrolled 412 adults having more than 10 collarettes per lid and at least mild lid erythema. All pre-specified primary and secondary endpoints were met, TP-03 was well tolerated and complete resolution of Demodex blepharitis was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

Primary Endpoint:

•56% of patients on TP-03 achieved the primary endpoint of complete collarette cure, defined as 0-2 collarettes per lid at day 43, compared to 13% on vehicle (p<0.0001).
◦89% of patients on TP-03 achieved a clinically meaningful collarette cure, defined as 0-10 collarettes per lid at day 43 compared to 33% of those on vehicle (p<0.0001).

Secondary Endpoints:

•52% of patients on TP-03 achieved the secondary endpoint of mite eradication defined as 0 mites per lash at day 43, compared to 14% on vehicle (p<0.0001).
•31.1% of patients on TP-03 compared to 9.0% of patients on vehicle (p<0.0001) achieved the secondary endpoint of a complete lid erythema cure at day 43.
•19.2% of patients on TP-03 achieved the secondary endpoint of a complete composite cure, based on achieving both collarette cure and erythema cure, compared to 4.0% on vehicle (p<0.0001) at day 43.

Safety Profile:
•TP-03 was well tolerated with a safety profile similar to the vehicle group.
◦91% of TP-03 patients reported that the drop comfort was neutral to very comfortable.
◦There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

We expect to use the positive data from the Saturn-1 and Saturn-2 trials to support our submission of an NDA in the second half of 2022.

TP-05 Lyme disease Phase 1 Trial, Callisto: We advanced our Phase 1 Callisto trial, evaluating TP-05, a novel, oral, non-vaccine therapeutic, for the prevention of Lyme disease. In June 2021, we initiated the Callisto trial, a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and pharmacokinetics ("PK") of TP-05 in healthy volunteers with data expected in the second half of 2022. There are currently no FDA-approved pharmacological prophylactic options for Lyme disease, which is the most common vector-borne disease in the U.S., transmitted to humans via Borrelia burgdorferi bacterium infection following the bite of a tick vector.

We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

TP-03 China Territory Out-License: In March 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory"). LianBio has publicly communicated that they expect to initiate a TP-03 Phase 3 pivotal trial in China for the treatment of Demodex blepharitis in the second half of 2022.

To date, we've received contractual cash proceeds from LianBio of $55 million, representing initial consideration of $25 million, and $30 million for the achievement of two clinical development milestones. We also received equity warrant rights in LianBio as part of this license that are subject to clinical and regulatory vesting provisions.

We are further eligible to receive (i) Saturn-2 topline data milestone of $15 million and a drug supply agreement execution milestone of $5 million (we expect to receive both in 2022), (ii) China-based clinical and regulatory milestones totaling $30 million ($10 million of which we expect in the second half of 2022 for the initiation of their Phase 3 pivotal trial in China), and (iii) sales threshold milestones in the China Territory totaling $100 million. We are also entitled to receive tiered mid-to-high teen royalties on the net product sales of TP-03 within the China Territory.

Credit Facility with Hercules Capital and Silicon Valley Bank: On February 2, 2022, we executed a loan and security agreement with Hercules Capital and Silicon Valley Bank (the "Credit Facility). This $175 million Credit Facility has tranched availability as follows:
•$40 million at closing (with $20 million drawn in February 2022 and $20 million remaining available)
•$25 million upon NDA submission of TP-03
•$35 million upon FDA approval of TP-03
•$50 million upon achievement of certain quarterly revenue thresholds
•$25 million available with lender approval

Capital draws are at our election and are in $5 million increments. This Credit Facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions that we expect to achieve.
Follow-on Public Offering: On May 5, 2022, we completed a follow-on public offering, pursuant to our effective Form S-3 shelf registration statement, through an underwritten sale of 5.6 million shares of our common stock at a price to the public of $13.50 per share. Gross proceeds were $75.6 million before underwriting discounts, commissions, and estimated expenses. We granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less discounts, commissions, and estimated expenses.
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, the net proceeds from issuance of common stock in our IPO and Follow-on Public Offering, cash proceeds from our out-licensing arrangements, and draw downs on our Credit Facility.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue from the China Out-License Agreement, increasing operating losses for the foreseeable future. Our net (loss) income was $(20.2) million and $10.4 million for the three months ended March 31, 2022 and 2021, respectively. Our net losses and any net income we may generate may fluctuate significantly from quarter to quarter and year to year and could be substantial. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $66.9 million and $46.7 million, respectively, from our research and development and general and administrative activities since our inception. We anticipate that our operating expenses will increase significantly as we:
•conduct and complete clinical activities for our lead product candidate, TP-03, for the treatment of Demodex blepharitis including our Phase 3 trial, Saturn-2;
•advance the clinical development of TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme prophylaxis and community malaria reduction;
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

We do not have any products approved for sale and we have not yet generated any revenue from product sales. However, we recognized "license fees" and "collaboration revenue" from our China Out-License for the three months ended March 31, 2022 and 2021 for an aggregate $0.5 million and $33.4 million, respectively (see Note 9), and expect to recognize additional revenue under these captions from this arrangement in future periods.
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
Because of the numerous risks and uncertainties associated with drug product development, we are unable to accurately forecast the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels.
As of March 31, 2022, our aggregate cash, cash equivalents and marketable securities was $175.3 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the COVID-19 Pandemic on our Operations
Efforts to contain the spread of COVID-19 in the U.S. (including in California where our corporate headquarters and laboratory facility are located) and other countries have included quarantines, shelter-in-place orders, and various other government restrictions in order to control the spread of this virus.
We have been monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. We have taken important steps to ensure the workplace safety of our employees when working within our laboratory and administrative offices, or when traveling to our clinical trial sites. We have also implemented a vaccination policy and we may take further actions as may be required by federal, state or local authorities.

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
See the section titled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022 and in this Quarterly Report, for a further discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
Revenues:
License fees	$—	$33,311	$(33,311)
Collaboration revenue	539	121	418
Total revenues	539	33,432	(32,893)
Operating expenses:
Cost of license fees and collaboration revenue	33	1,297	(1,264)
Research and development	12,081	16,261	(4,180)
General and administrative	7,946	5,160	2,786
Total operating expenses	20,060	22,718	(2,658)
(Loss) income from operations before other (expense) income and income taxes	(19,521)	10,714	(30,235)
Other (expense) income:
Interest (expense) income, net	(316)	9	(325)
Other income (expense), net	37	(34)	71
Unrealized loss on equity securities	(192)	—	(192)
Change in fair value of equity warrants	(245)	—	(245)
Total other expense, net	(716)	(25)	(691)
Benefit for income taxes	(1)	(313)	312
Net (loss) income and comprehensive (loss) income	$(20,238)	$10,376	$(30,614)
License Fees and Collaboration Revenue
License fees and collaboration revenue was $0.5 million for the three months ended March 31, 2022. This amount was attributable to the contractual milestones under the China Out-License (see Note 9) that have been fully or partially completed by March 31, 2022. These amounts represent the satisfaction of the transfer of TP-03 license rights to LianBio and the partial completion of clinical-related "performance obligations".
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
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue decreased by $1.3 million for the three months ended March 31, 2022, as compared to the prior year period. These amounts relate to our contractual payment obligations to our licensor that are attached to our China Out-License proceeds.
Research and Development Expenses
Research and development expenses decreased by $4.2 million for the three months ended March 31, 2022, as compared to the prior year period. The decrease was primarily due to non-recurring costs in the prior year period including (i) a contractual payment in March 2021 in the form of 187,500 shares of our common stock then valued at $5.5 million to extend the period of our September 2020 in-license agreement, and (ii) contractual payment of $2 million under our January 2019 in-license for the commencement of our Saturn-2 trial. These decreases were partially offset by (i) increased clinical and preclinical study costs of $1.3 million, (ii) increased manufacturing and formulation costs of $0.6 million, and (iii) increased payroll and personnel-related costs, including stock-based compensation, of $1.1 million, for eight employee additions period over period to drive our product development initiatives.
General and Administrative Expenses
General and administrative expenses increased by $2.8 million for the three months ended March 31, 2022, as compared to the prior year period. The increase was primarily due to (i) a $2.1 million increase in payroll and personnel-related costs, including stock-based compensation, for 14 employee additions period over period to support our business growth, and (ii) increased commercial and market research costs of $0.6 million.

Other Expense, Net
Other expense, net increased by $0.7 million which primarily consists of (i) interest expense of $0.3 million related to the Credit Facility executed in February 2022, (ii) mark-to-market decrease of $0.2 million for the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) mark-to-market decrease of $0.2 million for revaluation of LianBio common stock held (after our exercise of the first warrant tranche).
Benefit for Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of March 31, 2022 and 2021 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis. For the three months ended March 31, 2022, we recorded a nominal income tax benefit of $1 thousand due to the losses we incurred in that period.
Liquidity and Capital Resources
Sources of Liquidity
We will continue to be dependent upon equity, debt financing, and/or other forms of capital raises at least until we are able to generate significant ongoing positive cash flows to support our operations. As of March 31, 2022, we had cash and cash equivalents of $175.0 million and marketable securities of $0.3 million.
Since our inception, our operations have been substantially financed by cash proceeds of $61 million from private placements of preferred stock, the proceeds from our IPO, China Out-License consideration, a credit facility capital draw, and proceeds from our Follow-on Public Offering (defined below). In connection with our IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters’ option to purchase 825,000 shares of common stock). After deducting underwriting discounts, commissions and other related expenses, our IPO proceeds were $91.7 million. In May 2022, we sold 5,600,000 shares of our common stock at a price to the public of $13.50 per share (exclusive of up to 840,000 additional shares of common stock that the underwriters have an option to purchase at the public offering price) (the “Follow-on Public Offering). After deducting, discounts, commissions, and other related expenses, the net proceeds to us from the Follow-on Public Offering are expected to be approximately $70.6 million.
To date, we have received $55 million of total proceeds in connection with our China Out-License (see Note 9). We expect to receive an additional $30 million during 2022 for the achievement of certain clinical development milestones (inclusive of our Saturn-2 topline data milestone of $15 million that was achieved in May 2022) for aggregate milestone receipts through December 2022 of $85 million. The remaining $120 million of potential milestones under this out-license will be received upon future clinical, regulatory and sales achievements within the China Territory.
In February 2022, we drew $20 million from our credit facility with Hercules Capital and Silicon Valley Bank. This $175 million facility has tranched availability as follows:
• $40 million at closing ($20 million drawn and $20 million available)
• $25 million upon NDA submission of TP-03
• $35 million upon FDA approval of TP-03
• $50 million upon achievement of certain quarterly revenue thresholds
• $25 million with lender approval
Capital draws are at our election and are in $5 million increments. This credit facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions that we expect to achieve. We currently have no other financing commitments, such as lines of credit or guarantees.
Funding Requirements
Our operating expenditures currently consist of research and development expenses (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and general and administrative expenses. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements.
We believe that our cash, cash equivalents and marketable securities of $175.3 million as of March 31, 2022 is sufficient to fund our current and planned operations for at least the next twelve months from the date of this filing on Form 10-Q.

We expect that this $175.3 million, in addition to (i) our May 2022 equity raise net proceeds of $70.6 million, (ii) our expected China Out-License milestone cash proceeds of $30 million during 2022 (with a $15 million cash milestone expected by 2024), and (iii) $80 million of expected availability through 2023 from our Credit Facility (excluding the $20 million draw in February 2022) subject to the achievement of certain regulatory milestones should provide sufficient capital resources to fund our planned corporate expenses, research and development expenses, and capital expenditure requirements at least into 2026.
We base this current cash runway estimate on our revenue and expense assumptions that may require future adjustments as part of our ongoing business decisions within pipeline development and our other corporate initiatives. Accordingly, we may require additional capital resources earlier than we currently expect.

On November 1, 2021, we filed a shelf registration statement (the “Shelf Registration Statement”) on Form S-3 with the SEC (that was declared effective by the SEC on November 5, 2021), which permits us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies, or businesses. As part of this Shelf Registration Statement, we also filed a sales agreement prospectus covering the sale of up to $100 million of our common stock pursuant to an Open Market Sale AgreementTM (the “Sale Agreement”) with Jefferies LLC. Through the date of this filing, we have not sold any shares of our common stock in at the market transactions pursuant to the Sale Agreement. We conducted the Follow-on Public Offering pursuant to this Shelf Registration Statement.
To date, we have not generated any product sales. We do not expect to report any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and then (3) successfully commercialize or enter into other collaborative agreements for our product candidates with third parties. We do not know with certainty when, or if, any of these items will ultimately occur.
We expect to incur significant operating losses for the foreseeable future, and expect these losses to further increase, as we ramp up our clinical development programs and begin activities for commercial launch readiness. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
We may require additional capital to fully develop our product candidates and to execute our business strategy. Our requirements of a future capital raise will depend on many factors, including:
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
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time and availability under our Credit Facility;
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
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) :
Operating activities	$(15,286)	$(11,794)
Investing activities	(161)	(175)
Financing activities	19,125	19
Net increase in cash, cash equivalents and restricted cash	$3,678	$(11,950)
Net Cash Provided by (Used in) Operating Activities
Net cash used in operating activities was $15.3 million for the three months ended March 31, 2022. Though we recognized $0.5 million of license fee and collaboration revenue, no corresponding cash was received in the current three-month period in connection with our China Out-License. In the current three-month period, our cash payments to vendors for our operating activities totaled $10.1 million and payroll-related cash payments (inclusive of 2021 bonus payouts) totaled $5.2 million.

Net cash used in operating activities was $11.8 million for the three months ended March 31, 2021. Though we recognized $33.4 million of license fee and collaboration revenue from the China Out-License in the prior year period, no corresponding cash was received until the second quarter of 2021. Our cash payments to vendors for our operating activities totaled $9.2 million and payroll-related cash payments (inclusive of 2020 bonus payouts) totaled $2.7 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2022, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of computer hardware and office equipment.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2021, which consisted of purchases of property and equipment and leasehold improvements for our laboratory and administrative offices.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $19.1 million for the three months ended March 31, 2022, which was attributable to proceeds from the Credit Facility.
Net cash provided by financing activities was $19 thousand for the three months ended March 31, 2021, and was attributable to proceeds from the exercise of stock options.
Critical Accounting Policies, Significant Judgments and Use of Estimates
The preparation of our Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2021.
There were no material changes to our previously reported "Critical Accounting Policies" during the three months ended March 31, 2022.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2022.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $175.0 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. As of March 31, 2022, we had $19.2 million in variable rate debt outstanding. Our Credit Facility bears interest at an annual rate equal to the greater of (i) the Wall Street Journal prime rate plus 5.20% or (ii) 8.45%. A hypothetical change in interest rate of 10% would have resulted in a nominal change in interest expense for the three months ended March 31, 2022.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 14, 2022, other than the below.
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

We have not yet completed full data results for any Phase 3 trials for any product candidate. The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria, relatively smaller sample size in earlier trials, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. Furthermore, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. The failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates or cause regulatory authorities to require additional testing before approving any of our product candidates.

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

Each of our product candidates will require additional clinical development, management of clinical, preclinical (for some of our product candidates) and manufacturing activities, regulatory approval in multiple jurisdictions, achieving and maintaining commercial-scale supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. For example, the FDA had initially recommended that for TP-03 we conduct carcinogenicity testing and has subsequently agreed in Type C meeting minutes that we can submit a carcinogenicity waiver, and if not granted, the carcinogenicity testing could be conducted and submitted as a post-marketing requirement. Furthermore, the FDA recommended that we conduct embryofetal development studies in a second species, which have been completed. Any further recommendations by the FDA could cause delay of any regulatory approval by the FDA and cause our expenses to increase. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize TP-03, our other product candidates, or any other product candidates that we may develop, including:

•
we may experience delays in or failure to reach agreement on acceptable terms with prospective CROs, vendors and clinical sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, vendors and trial sites;

•
we may fail to obtain sufficient enrollment in our clinical trials, our enrollment needs may grow larger than we anticipate, or participants may fail to complete our clinical trials at a higher rate than we anticipate;

•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•
we may decide, or regulators or institutional review boards or ethics committees may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•
regulators or institutional review boards or ethics committees may not authorize us or our investigators to commence a clinical trial at a prospective clinical trial site or at all or may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;

•
the cost of clinical trials of our product candidates may be greater than we anticipate, and we may need to delay or suspend one or more trials until we complete additional financing transactions or otherwise receive adequate funding;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards or ethics committees to suspend or terminate trials;

•	regulatory authorities may determine that the planned design of our clinical trials is flawed or inadequate;

•	regulatory authorities may suspend or withdraw their approval of a product or impose restrictions on its distribution;

•	we may not be able to timely or at all obtain Investigational New Drug ("IND") treatment for a product candidate;

•	we may modify a preclinical study or clinical trial protocol;

•	third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•
we may be unable to establish clinical endpoints that applicable regulatory authorities consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities consider likely to predict clinical benefit;

•
we may experience delays due to the ongoing COVID-19 pandemic, including with respect to the conduct of ongoing clinical trials, receipt of product candidates or other materials, submission of NDAs, filing of IND applications, and starting any clinical trials for other indications or programs; and

•
we may experience manufacturing delays due to the recent COVID-19 pandemic in our supply chain caused by a shortage of raw materials, a lack of employees on site at our suppliers due to illness, or a lack of productivity at our suppliers due to local or national government quarantine restrictions on coming to the workplace.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, if there are safety concerns or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may:

•	incur unplanned costs;

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement on Form S-1 (File No. 333-249076), declared effective by the SEC on October 15, 2020, and the related final prospectus, dated October 15, 2020, filed with the SEC on October 16, 2020, pursuant to Rule 424(b) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1	Loan and Security Agreement, dated February 2, 2022, by and among Registrant, Hercules Capital, Inc. and Silicon Valley Bank.					X
10.2	Consulting Agreement, dated August 1, 2020, between the Registrant and Elizabeth Yeu-Lin, M.D., as amended					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2022

TARSUS PHARMACEUTICALS, INC.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Director)

Date:	May 11, 2022

/s/ Leonard M. Greenstein
Leonard M. Greenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)