Form 10-Q
period 2022-06-30
Tarsus Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

26,658,468 shares of common stock, $0.0001 par value, outstanding as of August 5, 2022.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245,363	$171,332
Marketable securities	—	483
Accounts receivable	17	—
Other receivables	603	92
Prepaid expenses and other current assets	4,300	4,045
Total current assets	250,283	175,952
Property and equipment, net	963	755
Operating lease right-of-use assets	813	1,074
Long-term investments	169	—
Other assets	600	1,126
Total assets	$252,828	$178,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,938	$8,680
Accrued payroll and benefits	2,780	2,798
Total current liabilities	11,718	11,478
Term loan, net	19,262	—
Other long-term liabilities	343	699
Total liabilities	31,323	12,177
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,650,078 shares issued and 26,644,252 outstanding, which excludes 5,826 shares subject to repurchase at June 30, 2022 (unaudited); 20,726,580 shares issued and 20,698,737 outstanding, which excludes 27,840 shares subject to repurchase at December 31, 2021	5	4
Additional paid-in capital	294,153	213,398
Accumulated deficit	(72,653)	(46,672)
Total stockholders’ equity	221,505	166,730
Total liabilities and stockholders’ equity	$252,828	$178,907
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
License fees	$13,893	$19,048	$13,893	$52,359
Collaboration revenue	1,384	2,969	1,923	3,090
Total revenues	15,277	22,017	15,816	55,449
Operating expenses:
Cost of license fees and collaboration revenue	522	737	555	2,034
Research and development	9,603	7,204	21,684	23,465
General and administrative	10,376	6,794	18,322	11,954
Total operating expenses	20,501	14,735	40,561	37,453
(Loss) income from operations before other (expense) income and income taxes	(5,224)	7,282	(24,745)	17,996
Other (expense) income:
Interest (expense) income, net	(247)	7	(563)	16
Other income (expense), net	106	(39)	143	(73)
Unrealized loss on equity investments	(121)	—	(313)	—
Change in fair value of equity warrants issued by licensee	(257)	(876)	(502)	(876)
Total other expense, net	(519)	(908)	(1,235)	(933)
Provision for income taxes	—	(29)	(1)	(342)
Net (loss) income and comprehensive (loss) income	$(5,743)	$6,345	$(25,981)	$16,721

Net (loss) income per share, basic	$(0.24)	$0.31	$(1.15)	$0.81
Net (loss) income per share, diluted	$(0.24)	$0.29	$(1.15)	$0.76

Weighted-average shares outstanding, basic	24,332,531	20,555,258	22,531,384	20,446,246
Weighted-average shares outstanding, diluted	24,332,531	21,966,599	22,531,384	21,895,304

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$(46,672)	$166,730
Net loss	—	—	—	—	—	(20,238)	(20,238)
Recognition of stock-based compensation expense	—	—	—	—	2,674	—	2,674
Exercise of vested stock options	—	—	225	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	15,309	—	31	—	31
Balance as of March 31, 2022	—	$—	20,718,528	$4	$216,103	$(66,910)	$149,197
Net loss	—	—	—	—	—	(5,743)	(5,743)
Recognition of stock-based compensation expense	—	—	—	—	3,532	—	3,532
Issuance of common stock upon follow-on public offering, net of issuance costs of $5,246	—	—	5,889,832	1	74,266	—	74,267
Shares issued in connection with the employee stock purchase plan	—	—	17,874	—	222		222
Exercise of vested stock options	—	—	7,056	—	17	—	17
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	6,705	—	13	—	13
Balance as of June 30, 2022	—	$—	26,644,252	$5	$294,153	$(72,653)	$221,505

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980
Net income	—	—	—	—	—	10,376	10,376
Recognition of stock-based compensation expense	—	—	—	—	1,363	—	1,363
Exercise of vested stock options	—	—	13,773	—	19	—	19
Shares issued as consideration for in-license rights	—	—	187,500	—	5,494	—	5,494
Balance as of March 31, 2021	—	$—	20,524,474	$4	$205,697	(22,469)	$183,232
Net income	—	—	—	—	—	6,345	6,345
Recognition of stock-based compensation expense	—	—	—	—	2,794	—	2,794
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	49,222	—	99	—	99
Exercise of vested stock options	—	—	255	—	1	—	1
Balance as of June 30, 2021	—	$—	20,573,951	$4	$208,591	(16,124)	$192,471

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(25,981)	$16,721
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	133	189
Amortization and accretion of term loan-related costs	137	—
Stock-based compensation	6,206	4,157
Non-cash lease expense	226	87
Loss on disposal of property and equipment	—	70
Loss on lease termination	—	2
Unrealized loss on equity investments	313	—
Change in fair value of equity warrants issued by licensee	502	876
Unrealized gain from transactions denominated in a foreign currency	(1)	(8)
Issuance of common stock upon in-license agreement milestone achievement	—	5,494
Changes in operating assets and liabilities:
Accounts receivable	(17)	(20,000)
Other receivables	(510)	(137)
Prepaid expenses and other current assets	(254)	(1,527)
Other non-current assets	(75)	(2,326)
Accounts payable and other accrued liabilities	(135)	4,622
Accrued payroll and benefits	(18)	430
Other long-term liabilities	(71)	107
Net cash used in operating activities	(19,545)	8,757
Cash Flows From Investing Activities:
Purchases of property and equipment	(283)	(191)
Cash used in investing activities	(283)	(191)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock upon follow-on public offering, net of paid issuance costs	74,570	—
Proceeds from sale of common stock under employee stock purchase plan	222	—
Proceeds from exercise of vested stock options	17	20
Payment of deferred offering costs	(75)	—
Proceeds from term loan	20,000	—
Payment of term loan issuance costs	(875)	—
Net cash provided by financing activities	93,859	20
Net increase in cash and cash equivalents	74,031	8,586
Cash and cash equivalents — beginning of period	171,332	168,149
Cash and cash equivalents — end of period	$245,363	$176,735
Supplemental Disclosures Noncash Investing and Financing Activities:
"Interest expense" paid in cash	$127	$—
Additions of "property and equipment, net" included within "accounts payable and other accrued liabilities"	$59	$—
Expensing of "operating lease right-of-use assets" upon lease termination	$—	$(38)
Stock issued for in-license agreements included within "research and development" expense	$—	$5,494
Deferred offering costs included within "additional-paid in capital"	$184	$—
Deferred offering costs included within "accounts payable and accrued liabilities"	$—	$281
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
(b) Liquidity Overview
The Company has no product sales and has accumulated losses and negative cash flows from operations since inception (other than consideration received from an out-licensing agreement, as discussed in Note 9), resulting in an accumulated deficit of $72.7 million as of June 30, 2022 and $46.7 million as of December 31, 2021. The Company’s cash and cash equivalents were $245.4 million and $171.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company expects to continue to incur operating losses and negative cash flows.
The Company has funded its inception-to-date operations primarily through equity capital raises, proceeds from its out-license agreement, and draw downs on its credit facility. The Company estimates its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the filing date of the accompanying Condensed Financial Statements in this Form 10-Q; accordingly, these financial statements have been prepared on a "going-concern" basis.
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
Management expects the Company to continue to incur losses in the foreseeable future as a result of research and development activities and other operating expenses. The Company may be required to raise additional capital to fund its future operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, if at all. If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. The Company's Credit Facility imposes additional covenants that restrict operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase common stock, make certain investments, or engage in certain merger or asset sale transactions. Any debt financing or additional equity raise may contain terms that are not favorable to the Company or its stockholders. The Company’s potential inability to raise capital when needed could have a negative impact on its financial condition and ability to pursue planned business strategies. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own. If the Company is required to enter into collaborations and other arrangements to address its liquidity needs, it may have to give up certain rights that limit its ability to develop and commercialize product candidates or may have other terms that are not favorable to the Company or its stockholders, which could materially and adversely affect its business and financial prospects. These factors may adversely impact the Company's ability to achieve its business objectives and would likely have an adverse effect on its future business prospects, or even its ability to remain a going concern.
(c) Operating Segment
To date, the Company has operated and managed its business and financial information on an aggregate basis based on its organizational structure, for the purposes of evaluating financial performance and the allocation of capital and personnel resources, consistent with the way operations and investments are centrally managed and evaluated. Accordingly, the Company’s management determined that it operates one reportable operating segment. This single segment is focused exclusively on developing pharmaceutical products for eventual commercialization.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
(i) Basis of Presentation
The Company’s Condensed Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S.") for interim financial information and pursuant to Form 10-Q and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.
The interim Condensed Balance Sheet as of June 30, 2022, the interim Condensed Statements of Operations and Comprehensive (Loss) Income, and Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and the interim Condensed Cash Flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and six-month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim or annual period.
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

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2022, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022. The accounting policies and estimates that most significantly impact the presented amounts within the accompanying Condensed Financial Statements are further described below.
(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty, with original maturities of three months or less from the purchase date.
(iii) Marketable Securities and Long-Term Investments
As of December 31, 2021, "marketable securities" represents LianBio common stock (see Note 7). These shares are reported within "long-term investments" on the Condensed Balance Sheet as of June 30, 2022, reflecting the intent to hold these shares for at least one year from the balance sheet date. These securities are designated as "available-for-sale" with associated

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
gains or losses reported in "other expense, net" within the Condensed Statements of Operations and Comprehensive (Loss) Income for each reported period.
(iv) Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents in deposits at financial institutions that exceed federally insured limits.
In March 2020, the World Health Organization declared a pandemic related to the global novel coronavirus disease 2019 (“COVID-19”) outbreak. The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including the efficacy and adoption of vaccines, future resurgences of the virus and its variants, and the speed at which government restrictions are lifted. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic, though the Company continues to monitor the potential impact COVID-19 may have on its ongoing and planned clinical trials. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak may have on these activities or its financial condition.
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
The Company’s product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed, or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on its business.
(v) Revenue Recognition for Out-License Arrangements

Overview

The Company currently has one out-license arrangement that allows the third-party licensee to market the TP-03 product candidate (representing "functional intellectual property") in certain territories for a certain field of use and for a stated term - see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

The Company's out-license arrangement, as described in Note 9, was analyzed under GAAP to determine whether the promised goods or services (which include the license, and know-how, data, and information necessary or reasonably useful for the research, development, manufacture, or commercialization of any licensed product, and governance committee services) are distinct or must be accounted for as part of a combined performance obligation. In making these assessments, the Company considers factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own, and/or whether the required expertise is readily available. If the license is considered to not be distinct, the license is combined with other promised goods or services as a combined performance obligation for revenue recognition.
The Company's out-license arrangement includes the following forms of consideration: (i) non-refundable upfront license payments, (ii) equity-based consideration, (iii) sales-based royalties, (iv) sales threshold milestones, (v) development milestone payments, and (vi) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, also adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the respective agreement.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Contractual Terms for Receipt of Payments

The contractual terms that establish the Company’s right to collect specified amounts from its customers and that require contemporaneous evaluation and documentation under GAAP for the corresponding timing and amount of revenue recognition, are as follows:

(1) Upfront License Fees: The Company determines whether non-refundable license fee consideration is recognized at the time of contract execution (i.e., when the license is transferred to the customer and the customer is able to use and benefit from the license) or over the actual (or implied) contractual period of the out-license. The Company also evaluates whether it has any other requirements to provide substantive services that are inseparable from the performance obligation of the license transfer to determine whether any combined performance obligation is satisfied over time or at a point in time. Upfront payments may require deferral of revenue recognition to a future period until the Company performs obligations under these arrangements.

(2) Development Milestones: The Company utilizes the “most likely amount” method to estimate the amount of consideration to which it will be entitled for achievement of development milestones as these represent variable consideration. For those payments based on development milestones (e.g., patient dosing in a clinical study or the achievement of statistically significant clinical results), the Company assesses the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. Given the high degree of uncertainty around the occurrence of these events, the Company determines the milestone and other contingent amounts to be "constrained" until the uncertainty associated with these payments is resolved. At each reporting period, the Company re-evaluates this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis, and reflected in the financial statements in the period of adjustment.

(3) Regulatory Milestones: The Company utilizes the “most likely amount” method to estimate the consideration to which it will be entitled and recognizes revenue in the period regulatory approval occurs (the performance obligation is satisfied) as these represent variable consideration. Amounts constrained as variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates whether the milestones are considered probable of being reached and not otherwise "constrained." Accordingly, due to the inherent uncertainty of achieving regulatory approval, associated milestones are deemed constrained for revenue recognition until achievement.

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
(vi) Research and Development Costs

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. These expenses also include internal costs directly attributable to in-development programs, including cost of certain salaries, payroll taxes, employee benefits, and stock-based compensation expense, as well as laboratory and clinical supplies, pre-clinical and clinical trial related expenses, clinical manufacturing costs, and the cost of services provided by outside contractors. The Company recognizes expense for pre-clinical studies and clinical trial activities performed by these third parties. This is typically based upon estimates of the proportion of work completed over the term of the individual study or trial, as well as patient enrollment and dosing events in accordance with agreements established with clinical research organizations (CROs) and clinical trial or pre-clinical study sites.
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
For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company recognizes related expense on an accelerated attribution method, if and when it concludes that it is highly probable that the performance condition will be achieved. As applicable, the Company reverses previously recognized expense for unvested awards in the same period of forfeiture.
The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including (a) the fair value of the Company’s common stock on the date of the option grant for all awards granted prior to its October 2020 Initial Public Offering ("IPO"), (b) the expected term of the stock option until its exercise by the recipient, (c) stock price volatility over the expected term, (d) the prevailing risk-free interest rate over the expected term, and (e) expected dividend payments over the expected term.
Management estimates the expected term of awarded stock options utilizing the “simplified method” for awards as the Company does not yet have sufficient exercise history since its November 2016 corporate formation. Additionally, the Company lacks company-specific historical and implied volatility information of its stock since its IPO. Accordingly, management estimated this expected volatility based on a designated peer-group of publicly-traded companies for a look-back period, as of the date of grant, that corresponded with the expected term of the awarded stock option. The Company estimates the risk-free interest rate based upon the U.S. Department of the Treasury yield curve in effect at award grant for time periods that correspond with the expected term of the awarded stock option. The Company’s expected dividend yield is zero because it has never paid cash dividends and does not expect to for the foreseeable future.
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

Due to a net loss for the three and six months ended June 30, 2022, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in this period.
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
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short maturities for each. The Company's equity warrant holdings are carried at fair value based on unobservable market inputs (see Note 7).
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
(x) Comprehensive (Loss) Income

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Comprehensive (loss) income represents all changes in stockholders’ equity, except those resulting from distributions to stockholders. For all periods presented in the accompanying Condensed Financial Statements, comprehensive (loss) income was the same as reported net (loss) income.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
(a) Property and Equipment, Net
“Property and equipment, net” consists of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$596	$596
Office equipment	197	84
Laboratory equipment	167	167
Leasehold improvements	357	129
Property and equipment, at cost	1,317	976
(Less): Accumulated depreciation and amortization	354	221
Property and equipment, net	$963	$755
Depreciation expense (included within “total operating expenses” in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income) for the three months ended June 30, 2022 and 2021 was $92 thousand and $125 thousand, respectively, and for the six months ended June 30, 2022 and 2021 was $133 thousand and $189 thousand, respectively.
(b) Other Assets
"Other assets" consists of the following:

	June 30, 2022	December 31, 2021
Deposits	$71	$71
Equity warrants issued by licensee (Note 7)	264	663
Other long-term assets	265	392
Other assets	$600	$1,126
(c) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	June 30, 2022	December 31, 2021
Trade accounts payable and other	$4,093	$2,856
Operating lease liability, current	605	609
Accrued clinical studies	4,068	4,407
Contract liability	—	697
Accrued interest, current	160	—
Income taxes payable	—	55
Employee stock option pre-vesting exercise liability	12	56
Accounts payable and other accrued liabilities	$8,938	$8,680
(d) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	June 30, 2022	December 31, 2021
Operating lease liability, non-current	$300	$585
Lotilaner licensor liability	43	114
Other long-term liabilities	$343	$699
4. STOCKHOLDERS’ EQUITY AND EQUITY INCENTIVE PLANS
Common Stock Outstanding and Reserves for Future Issuance
As of June 30, 2022, the Company had 26.7 million and 26.6 million common shares issued and outstanding, respectively. As of December 31, 2021, the Company had 20.7 million common shares issued and outstanding, respectively. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan is summarized below:

	June 30, 2022	December 31, 2021
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	8,678,128	9,266,200
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,682,601	2,493,488
Stock options issued and outstanding under 2020 and 2016 Equity Incentive Plans	3,739,078	2,759,830
Restricted stock units outstanding under 2020 Equity Incentive Plan	440,737	17,251
Total shares of common stock reserved	15,540,544	14,536,769
Follow-On Public Offering
On May 5, 2022, the Company completed a follow-on public offering under its Shelf Registration Statement for an initial underwritten sale of 5,600,000 shares of its common stock at a price of $13.50 per share. This resulted in gross proceeds of $75.6 million, before underwriting discounts, commissions and other estimated offering expenses, for net proceeds of $70.6 million.
The Company also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of its common stock at the public offering price, less underwriting discounts and commissions. On June 1, 2022, the underwriters partially exercised this option by purchasing an additional 289,832 shares of the Company's common stock at the public offering price of $13.50 per share for additional gross proceeds of $3.9 million, before underwriting discounts and commissions for net proceeds of $3.7 million.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
After giving effect to the exercise of the underwriters’ option, the Company sold 5,889,832 shares for total gross proceeds of $79.5 million, before underwriting discounts, commissions and other estimated offering expenses. Total net proceeds during the second quarter of 2022 from this offering were $74.3 million.
5. STOCK-BASED COMPENSATION
Stock-Based Compensation Summary
Stock-based compensation expense is recorded to "research and development" or "general and administrative" expenses in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income, based on the functional role of each recipient. Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$984	$427	$1,662	$771
General and administrative	2,548	2,367	4,544	3,386
Total stock-based compensation	$3,532	$2,794	$6,206	$4,157
6. NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS
Net (loss) income	$(5,743)	$6,345	$(25,981)	$16,721
Less: undistributed income allocated to participating securities	—	46	—	133
Net (loss) income available to common shareholders	$(5,743)	$6,299	$(25,981)	$16,588

Basic weighted average shares outstanding	24,332,531	20,555,258	22,531,384	20,446,246
Net (loss) income per share—basic	$(0.24)	$0.31	$(1.15)	$0.81

Diluted EPS
Net (loss) income	$(5,743)	$6,345	$(25,981)	$16,721
Less: undistributed income reallocated to participating securities	—	43	—	124
Net (loss) income available to common shareholders	$(5,743)	$6,302	$(25,981)	$16,597

Basic weighted average shares outstanding	24,332,531	20,555,258	22,531,384	20,446,246
Effect of dilutive securities:
Common stock options	—	1,411,341	—	1,449,058
Diluted weighted average shares outstanding	24,332,531	21,966,599	22,531,384	21,895,304
Net (loss) income per share—diluted	$(0.24)	$0.29	$(1.15)	$0.76
The following outstanding potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive for the periods presented:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Stock options, unexercised—vested and unvested	3,739,078	803,238	3,739,078	803,238
Stock options exercised prior to vesting— remaining unvested	5,826	130,153	5,826	130,153
Restricted stock units—unvested	440,737	4,257	440,737	4,257
Total	4,185,641	937,648	4,185,641	937,648

7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(ix)):

	June 30, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$245,363	$—	$—	$245,363
Common stock in LianBio (included in "long-term investments")	169	—	—	169
Equity warrants in LianBio (included in "other assets")	—	—	264	264
Total assets measured at fair value	$245,532	$—	$264	$245,796

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$171,332	—	—	$171,332
Common stock in LianBio (included in "marketable securities")	483	—	—	$483
Equity warrants in LianBio (included in "other assets")	—	—	663	$663
Total assets measured at fair value	$171,815	$—	$663	$172,478
Money Market Funds
Money market fund holdings are included in "cash and cash equivalents" on the accompanying Condensed Balance Sheets and are classified within Level 1 of the fair value hierarchy because they have readily-available market prices in active markets that are publicly observable at the measurement date. These money market funds are invested in U.S. Treasury bills and notes and other securities issued or guaranteed as to principal and interest by the U.S. Government or its agencies.
Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio, executed a warrant agreement for the Company to purchase, in three tranches, a stated number of common shares in LianBio, a pharmaceutical company focused on the Greater China and other Asian markets (NASDAQ: LIAN). These warrants vest or have vested upon the achievement of certain clinical and regulatory events and have an exercise price at common stock par value.
In June 2021, one of these three warrant tranches vested and converted to 78,373 shares of LianBio common stock, reported within "marketable securities" as of December 31, 2021, and within "long-term investments" as of June 30, 2022. LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price on the NASDAQ Global Market.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
In May 2022, the second warrant tranche vested, but has not yet been exercised, leaving one remaining unvested tranche. The second and third warrant tranche remain classified as Level 3 in the fair value measurement hierarchy as of June 30, 2022 and December 31, 2021 and is presented within "other assets" in the accompanying Condensed Balance Sheets (see Note 3(b)). The most significant assumptions used in the option pricing valuation model as of each balance sheet date to determine its fair value included: LianBio common stock volatility (based on the historical volatility of similar companies), the probability of regulatory milestone achievement for vesting, and the application of an assumed discount rate.
The estimated fair value of these equity warrants will be remeasured each reporting period with adjustments reported within "other expense, net" on the accompanying Statements of Operations and Comprehensive (Loss) Income, until exercised or expired, and is presented in these accompanying financial statements as follows:

Value of equity warrants (see Note 3(b))
Fair value as of December 31, 2021	$663
Revaluation of equity warrant value in "other expense, net" within the Condensed Statement of Operations	(245)
Fair value as of March 31, 2022	$418
Recognition of equity warrant value in "total revenues" within the Condensed Statement of Operations for the three months ended June 30, 2022	103
Revaluation of equity warrant value in "other expense, net" within the Condensed Statement of Operations for the three months ended June 30, 2022	(257)
Fair value as of June 30, 2022	$264

Value of equity warrants (see Note 3(b))
Fair value as of December 31, 2020	$—
Initial fair value estimate of equity warrant value in "total revenues"	1,233
Fair value as of March 31, 2021	$1,233
Recognition of equity warrant value in "total revenues" within the Condensed Statement of Operations for the three months ended June 30, 2021	719
Revaluation of equity warrant value in "other expense, net" within the Condensed Statement of Operations for the three months ended June 30, 2021	(876)
Fair value as of June 30, 2021	$1,076
8. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters lease agreements with unaffiliated third parties for facilities and office equipment. As of June 30, 2022 and December 31, 2021, the Company had four active leases in Irvine, California for adjacent office and laboratory suites that each expire on January 31, 2024.
The Company's operating leases have annual rent that is payable monthly and carry fixed annual increases. Under these arrangements the Company is responsible for real estate taxes, certain operating expenses, and common area maintenance. Since these costs are variable in nature, they are expensed as incurred and excluded from the reported amounts on the accompanying Condensed Balance Sheets, summarized below. During the year ended December 31, 2021, and the six months ended June 30, 2022, the Company had no sublease arrangements with it as lessor.
Financial Reporting Captions

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The below table summarizes the lease asset and liability accounts presented on the accompanying Condensed Balance Sheets:

Operating Leases	Condensed Balance Sheet Caption	June 30, 2022	December 31, 2021
Operating lease right-of-use assets— non-current	Operating lease right-of-use assets	$813	$1,074

Operating lease liability— current	Accounts payable and other accrued liabilities	$605	$609
Operating lease liability— non-current	Other long-term liabilities	300	585
Total lease liabilities		$905	$1,194
Components of Lease Expense

The liability associated with each lease is amortized over the respective lease term using the “effective interest rate method.” The Company’s "operating lease right-of-use assets" are amortized over each lease term on a straight-line basis to lease expense and is allocated to "research and development" and "general and administrative" expenses in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income. The Company combines lease and non-lease components in the recognition of lease expense. The components of total lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$142	$60	$285	$120
Variable lease cost	62	11	101	71
Short-term lease cost	—	63	—	95
Total lease cost	$204	$134	$386	$286
Weighted-Average Remaining Lease Term and Applied Discount Rate
As of June 30, 2022, the Company's facility leases had a weighted average remaining lease term of 1 year, 7 months. The weighted-average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate in each at-market lease agreement was not determinable.
Future Contractual Lease Payments
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - Future Payments	June 30, 2022
2022 (remaining six months)	$164
2023	761
2024	66
2025	—
2026	—
Total future lease payments, undiscounted	$991
(Less): Imputed interest	(86)
Present value of operating lease payments	$905
(b) In-License Agreements for Lotilaner
January 2019 Agreement for Skin and Eye Disease or Conditions in Humans

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
In January 2019, the Company entered into a license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 (the "Eye and Derm Elanco Agreement"). The Company has sole financial responsibility for related development, regulatory, and commercialization activities.
The Company made a $1.0 million upfront payment at execution of the Eye and Derm Elanco Agreement in January 2019, and also made a required $1.0 million clinical milestone payment in September 2020, associated with the first two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company paid an additional $2.0 million for its second pivotal trial milestone in April 2021, which was recorded in “research and development” expense in the accompanying Statements of Operations and Comprehensive Loss for the three months ended June 30, 2021. As part of the China Out-License discussed in Note 9, the Company made a contractual payment in the amount of $2.5 million to Elanco following the receipt of $25 million of initial proceeds from LianBio during the second quarter of 2021. In June 2022, the Company made a contractual prepayment of $1.5 million that can be applied towards any milestones that become due under the Eye and Derm Elanco Agreement and/or the All Human Uses Elanco Agreement. This prepayment is included within "prepaid expenses and other current assets" on the accompanying Condensed Balance Sheet as of June 30, 2022.
The Company may make further cash payments to Elanco under the Eye and Derm Elanco Agreement upon achievement of certain clinical milestones in the treatment of human skin diseases using lotilaner for an aggregate maximum of $3.0 million and various commercial and sales threshold milestones for an aggregate maximum of $79.0 million. In addition, the Company will be obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which it achieved applicable regulatory approval prior to sublicense execution.
September 2020 Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed an expanded in-license agreement with Elanco, granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of "all other" diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement”). In September 2020, the Company issued Elanco 222,460 shares of its common stock at the execution of the All Human Uses Elanco Agreement with an estimated fair value of $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020).

The Company is required to make cash payments to Elanco under the All Human Uses Elanco Agreement upon the achievement of various clinical milestones for an aggregate maximum of $4.5 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net product sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which it achieved applicable regulatory approval prior to sublicense execution.

In March 2021, the Company entered into the China Out-License agreement with LianBio (see Note 9) that required it to grant Elanco an additional fixed 187,500 shares of its common stock that otherwise would have been issuable no later than the 18-month anniversary of the All Human Uses Elanco Agreement for its continued license exclusivity. These issued shares were valued at $5.5 million, based on the Company's stock closing price of $29.30 per share on the date this issuance became contractually required and is reported within "research and development" expense within the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income for the six months ended June 30, 2021.

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

Through June 30, 2022, the Company received payments from LianBio totaling $70.0 million that is comprised of initial consideration of $25.0 million and $45.0 million for the achievement of three clinical development milestones, including $15.0 million received in June 2022.

The Company is eligible to receive further consideration from LianBio upon the achievement of additional milestones, including: (i) TP-03 clinical development and regulatory milestones of up to $30.0 million, (ii) expected drug supply agreement milestone of $5.0 million, (iii) TP-03 sales-based milestones for the China Territory of up to $100 million, (iv) tiered mid-to-high-teen royalties for China Territory TP-03 product sales, and (v) LianBio equity, subject to regulatory milestone achievement for vesting.
For the three and six months ended June 30, 2022 and 2021, the Company reported "license fees" and "collaboration revenue" in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income, in accordance with the revenue recognition accounting policy described in Note 2(vii). Reported revenue in each presented period relates to the satisfaction performance obligations relating to (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the completion of clinical activities and providing LianBio with the related data for its pivotal trials of TP-03 in the treatment of Demodex blepharitis.

10. CREDIT FACILITY AGREEMENT

On February 2, 2022, the Company executed the Credit Facility with Hercules and SVB that expires on February 2, 2027. The Credit Facility provides an aggregate principal amount of up to $175.0 million with tranched availability as follows: $40.0 million at its execution (to-date, $20.0 million drawn February 2022), $25.0 million upon submission of a New Drug Application ("NDA") with the FDA for TP-03, $35.0 million upon FDA approval of TP-03, $50.0 million upon achievement of product net revenue thresholds, and $25.0 million upon lender approval.

Each of these tranches may be drawn down in $5.0 million increments at the Company's election. The Credit Facility requires interest-only payments through February 1, 2026, followed by 12 months of principal amortization, unless extended for one year to its maturity, upon meeting certain contractual conditions. All unpaid amounts under the Credit Facility become due on its February 2, 2027 expiry.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Principal draws accrue interest on the outstanding principal balance at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 5.20% or (ii) 8.45%. At the execution date of the Credit Facility, the WSJ prime rate was 3.25% and further increased during 2022 to 4.75% as of June 30, 2022.

The Company is required to pay a fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.0 million was derived at the execution of the Credit Facility by multiplying 4.75% by the $20.0 million drawn at closing and is accreted to "interest expense" through maturity.

As of June 30, 2022, the carrying value of the Credit Facility (reported as "term loan, net" on the accompanying Condensed Balance Sheets) consisted of $20.0 million principal outstanding less legal and administrative issuance costs of approximately $0.9 million that were recorded as a contra-liability to the "term loan, net" and accreted to "interest expense" using the effective interest method during its term.

The calculated effective interest rate (i.e., coupon rate and other applicable fees) during the term of the credit facility was 10.90% for the six months ended June 30, 2022. As of December 31, 2021 the Company had no outstanding debt.

During the three and six months ended June 30, 2022, the Company recognized "interest expense" on its Condensed Statement of Operations and Comprehensive (Loss) Income in connection with the Credit Facility as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest expense for term loan	$462	$736
Accretion of end of term charge	48	79
Amortization of debt issuance costs	35	59
Total interest expense related to term loan	$545	$874

The principal balance of this term loan and related accretion and amortization as of June 30, 2022, were as follows:

June 30, 2022
Term loan, gross (amount drawn)	$20,000
Debt issuance costs (legal and other administrative fees)	(875)
Accretion of end of term charge	79
Accumulated amortization of debt issuance costs	58
Term loan, net	$19,262

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
Overview of our Business
We are a biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product candidate, TP-03 (lotilaner ophthalmic solution, 0.25%), is a novel investigational eye drop to treat blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis.

We designed TP-03 to target and eradicate the root cause of Demodex blepharitis — Demodex mite infestation. The active pharmaceutical ingredient ("API") of TP-03, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.

To date, we have completed four Phase 2 trials, the Phase 2b/3 Saturn-1 trial, and the Phase 3 Saturn-2 trial for TP-03 in Demodex blepharitis. Each of these trials for TP-03 met their primary, secondary and/or exploratory endpoints, with the drug well tolerated. In May 2022, we announced positive topline results of the Saturn-2 trial and will use the data from the Saturn-1 and Saturn-2 trials to support our submission of a new drug application ("NDA") in the second half of 2022. We believe that TP-03 has the potential to be the first therapeutic approved by the U.S. Food and Drug Administration ("FDA") and become the definitive standard of care for the treatment of Demodex blepharitis.

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

Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis Pivotal Trials, Saturn-1 & Saturn-2: In May 2022, we announced positive topline results of Saturn-2, our second and final pivotal trial. Saturn-2 enrolled 412 adults having, among other things, more than 10 collarettes per lid and at least mild lid erythema. All pre-specified primary and secondary endpoints were met, TP-03 was well tolerated and complete resolution of Demodex blepharitis was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

Primary Endpoint:

•56% of patients on TP-03 achieved complete collarette cure, defined as 0-2 collarettes per lid at day 43, compared to 13% on vehicle (p<0.0001).
◦89% of patients on TP-03 achieved a clinically meaningful collarette cure, defined as 0-10 collarettes per lid at day 43 compared to 33% of those on vehicle (p<0.0001).

Secondary Endpoints:

•52% of patients on TP-03 achieved mite eradication defined as zero mites per lash at day 43, compared to 14% on vehicle (p<0.0001).
•31% of patients on TP-03 compared to 9% of patients on vehicle (p<0.0001) achieved complete lid erythema cure at day 43.
•19% of patients on TP-03 achieved a complete composite cure, based on achieving both complete collarette cure and complete lid erythema cure, compared to 4% on vehicle (p<0.0001) at day 43.

Safety Profile:

•Consistent with Saturn-1, Saturn-2 demonstrated that TP-03 was well tolerated with a safety profile similar to the vehicle group.
◦91% of TP-03 patients reported that the drop comfort was neutral to very comfortable.
◦There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

TP-03 Meibomian Gland Disease, Phase 2a Trial, Ersa: On August 5, 2022, we announced the enrollment of our first patient in the Phase 2a Ersa clinical trial studying TP-03 for the treatment of MGD.

TP-05 Lyme disease Phase 1 Trial, Callisto: We advanced our Phase 1 Callisto trial, evaluating TP-05, a novel, oral, non-vaccine therapeutic for the prevention of Lyme disease, with data expected in the second half of 2022. The Callisto trial is a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and pharmacokinetics ("PK") of TP-05 in healthy volunteers. There are currently no FDA-approved pharmacological prophylactic options for Lyme disease, which is the most common vector-borne disease in the U.S., transmitted to humans via Borrelia burgdorferi bacterium infection following the bite of a tick.

We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

TP-03 China Territory Out-License: In March 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory"). In May 2022, LianBio announced that they are on track to initiate a TP-03 Phase 3 pivotal trial in Chinese patients for the treatment of Demodex blepharitis in the second half of 2022 to support regulatory approval in China.

To date, we have received contractual cash proceeds from LianBio of $70.0 million, representing initial consideration of $25.0 million and $45.0 million for the achievement of three clinical development milestones (including the Saturn-2 topline primary endpoint achievement milestone of $15.0 million received in June 2022). We also received equity warrant rights in LianBio as part of this license, a portion of which remains subject to a regulatory vesting provision.

We are further eligible to receive:
•drug supply agreement execution milestone of $5.0 million (expected by December 2022)

•China-based clinical and regulatory milestones totaling $30.0 million ($10.0 million of which we expect by December 2022 for LianBio's initiation of a Phase 3 pivotal trial in China)
•sales threshold milestones in the China Territory totaling $100.0 million; and
•tiered mid-to-high teen royalties on the net product sales of TP-03 within the China Territory

Credit Facility with Hercules Capital and Silicon Valley Bank: On February 2, 2022, we executed a loan and security agreement with Hercules Capital and Silicon Valley Bank (the "Credit Facility). This $175.0 million Credit Facility has tranched availability as follows:
•$40.0 million at closing ($20 million drawn in February 2022 and $20 million remaining available)
•$25.0 million upon NDA submission of TP-03
•$35.0 million upon FDA approval of TP-03
•$50.0 million upon achievement of certain quarterly revenue thresholds
•$25.0 million available with lender approval

Capital draws are at our election and are in $5.0 million increments. This Credit Facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions that we expect to achieve.

Follow-On Public Offering: On May 5, 2022, we completed a follow-on public offering under our effective Form S-3 shelf registration statement through an initial underwritten sale of 5.6 million shares of common stock at a price of $13.50 per share (the “Follow-On Public Offering”). This resulted in gross proceeds of $75.6 million before underwriting discounts, commissions, and other estimated offering expenses, for net proceeds of $70.6 million.

We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less discounts and commissions. On June 1, 2022, the underwriters partially exercised this option by purchasing an additional 289,832 shares of common stock at $13.50 per share, for additional gross proceeds of $3.9 million before underwriting discounts and commissions, for net proceeds of $3.7 million.

After giving effect to the exercise of the underwriters’ option, the total number of shares of our common stock sold in the Follow-On Public Offering was 5,889,832 shares which resulted in total gross proceeds of $79.5 million before underwriting discounts, commissions and other estimated offering expenses for total net proceeds in the second quarter of 2022 of $74.3 million.
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
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue from the China Out-License Agreement, increasing operating losses for the foreseeable future. Our net (loss) income was $(5.7) million and $6.3 million for the three months ended June 30, 2022 and 2021, respectively. Our net losses and any net income we may generate may fluctuate significantly from quarter to quarter and year to year and could be substantial. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $72.7 million and $46.7 million, respectively, from our research and development and general and administrative activities since our inception. We anticipate that our operating expenses will increase significantly as we:
•conduct and complete clinical activities for our lead product candidate, TP-03, for the treatment of Demodex blepharitis;
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
Though we do not have revenue from product sales, we have recognized "license fees" and "collaboration revenue" from our China Out-License for the three and six months ended June 30, 2022 and 2021. We expect to recognize additional revenue under these captions in future periods (see Note 9).
As of June 30, 2022, our aggregate cash and cash equivalents was $245.4 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional liquidity discussion.
Impact of the COVID-19 Pandemic on our Operations
Efforts to contain the spread of COVID-19 in the U.S. (including in California where our corporate headquarters and laboratory facility are located) and other countries have included quarantines, shelter-in-place orders, and various other government restrictions in order to control the spread of this virus.
We have been monitoring the COVID-19 pandemic as it continues to progress and its potential impact on our business. We have taken important steps to ensure the workplace safety of our employees when working within our laboratory and administrative offices, or when traveling. We have also implemented a vaccination policy and we may take further actions as may be required by federal, state or local authorities.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2022	2021
	(in thousands)
Revenues:
License fees	$13,893	19,048	$(5,155)
Collaboration revenue	1,384	2,969	(1,585)
Total revenues	15,277	22,017	(6,740)
Operating expenses:
Cost of license fees and collaboration revenue	522	737	(215)
Research and development	9,603	7,204	2,399
General and administrative	10,376	6,794	3,582
Total operating expenses	20,501	14,735	5,766
(Loss) income from operations before other (expense) income and income taxes	(5,224)	7,282	(12,506)
Other (expense) income:
Interest (expense) income, net	(247)	7	(254)
Other income (expense), net	106	(39)	145
Unrealized loss on equity investments	(121)	—	(121)
Change in fair value of equity warrants issued by licensee	(257)	(876)	619
Total other expense, net	(519)	(908)	389
Provision for income taxes	—	(29)	29
Net (loss) income and comprehensive (loss) income	$(5,743)	$6,345	$(12,088)
License Fees and Collaboration Revenue
License fees and collaboration revenue was $15.3 million for the three months ended June 30, 2022. This amount was attributable to the contractual milestones under the China Out-License (see Note 9) to the extent completed by June 30, 2022. These amounts represent the satisfaction of the transfer of TP-03 license rights to LianBio and the partial completion of clinical-related "performance obligations".
We will recognize additional "license fee and collaboration revenue" to the extent the contractual performance obligations are further satisfied or other events occur, specifically related to (i) the achievement of a drug supply agreement execution milestone, (ii) milestone payments upon TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (iii) achievement of regulatory events in the China Territory that trigger milestone payments, and (iv) our licensee's product sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue decreased by $0.2 million for the three months ended June 30, 2022, as compared to the prior year period. These amounts relate to our contractual payment obligations to our licensor that are attached to our China Out-License proceeds.
Research and Development Expenses
Research and development expenses increased by $2.4 million for the three months ended June 30, 2022, as compared to the prior year period. The increase was primarily due to (i) $1.5 million of increased payroll and personnel-related costs (which includes stock-based compensation) for 11 employee additions period over period to drive our product development initiatives, (ii) $0.5 million of increased regulatory and consulting costs in preparation for our NDA filing, and (iii) $0.3 million of increased clinical and preclinical study costs.
General and Administrative Expenses

General and administrative expenses increased by $3.6 million for the three months ended June 30, 2022, as compared to the prior year period. The increase was primarily due to (i) $2.0 million of increased payroll and personnel-related costs (which includes stock-based compensation) for 19 employee additions period over period to support our business growth, and (ii) $1.5 million of increased market research costs.
Other Expense, Net
Other expense, net decreased by $0.4 million primarily due to a $0.6 million change in fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, partially offset by (i) interest expense of $0.2 million related to the Credit Facility executed in February 2022, and (ii) mark-to-market adjustments of $0.1 million for revaluation of LianBio common stock held (after our exercise of the first warrant tranche).
Provision for Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of June 30, 2022 and 2021 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis. For the three months ended June 30, 2022, we did not record any income tax benefit due to the losses we incurred in that period.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2022	2021
	(in thousands)
Revenues:
License fees	$13,893	52,359	$(38,466)
Collaboration revenue	1,923	3,090	(1,167)
Total revenues	15,816	55,449	(39,633)
Operating expenses:
Cost of license fees and collaboration revenue	555	2,034	(1,479)
Research and development	21,684	23,465	(1,781)
General and administrative	18,322	11,954	6,368
Total operating expenses	40,561	37,453	3,108
(Loss) income from operations before other (expense) income and income taxes	(24,745)	17,996	(42,741)
Other (expense) income:
Interest (expense) income, net	(563)	16	(579)
Other income (expense), net	143	(73)	216
Unrealized loss on equity investments	(313)	—	(313)
Change in fair value of equity warrants issued by licensee	(502)	(876)	374
Total other expense, net	(1,235)	(933)	(302)
Provision for income taxes	(1)	(342)	341
Net (loss) income and comprehensive (loss) income	$(25,981)	$16,721	$(42,702)
License Fees and Collaboration Revenue
License fees and collaboration revenue was $15.8 million for the six months ended June 30, 2022. This amount was attributable to the contractual milestones under the China Out-License (see Note 9) to the extent completed by June 30, 2022. These amounts represent the satisfaction of the transfer of TP-03 license rights to LianBio and the partial completion of clinical-related "performance obligations".
We will recognize additional "license fee and collaboration revenue" to the extent the contractual performance obligations are further satisfied or other events occur, specifically related to (i) the achievement of a drug supply agreement execution milestone, (ii) milestone payments upon TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (iii) achievement of regulatory events that trigger milestone payments, and (iv) our licensee's product sales of TP-03 in the China Territory.

Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue decreased by $1.5 million for the six months ended June 30, 2022, as compared to the prior year period. These amounts relate to our contractual payment obligations to our licensor that are attached to our China Out-License proceeds.
Research and Development Expenses
Research and development expenses decreased by $1.8 million for the six months ended June 30, 2022, as compared to the prior year period. The decrease was primarily due to non-recurring costs in the prior year period including (i) a contractual payment in March 2021 in the form of 187,500 shares of our common stock then valued at $5.5 million to extend the period of our September 2020 in-license agreement, and (ii) contractual payment of $2 million under our January 2019 in-license for the commencement of our Saturn-2 trial. These decreases were partially offset by (i) $2.6 million of increased payroll and personnel-related costs (which includes stock-based compensation), for 11 employee additions period over period to drive our product development initiatives, (ii) $2.0 million of increased clinical and preclinical study costs, (iii) $0.7 million of increased regulatory and consulting costs in preparation of our NDA filing, and (iv) $0.3 million of increased manufacturing and formulation costs.
General and Administrative Expenses
General and administrative expenses increased by $6.4 million for the six months ended June 30, 2022, as compared to the prior year period. The increase was primarily due to (i) $4.2 million of increased payroll and personnel-related costs (which includes stock-based compensation) for 19 employee additions period over period to support our business growth, and (ii) $2.1 million of increased market research costs.
Other Expense, Net
Other expense, net increased by $0.3 million which substantially consists of $0.6 million of increased interest expense related to the Credit Facility executed in February 2022, partially offset by $0.2 million of miscellaneous items.
Provision for Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of June 30, 2022 and 2021 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis. For the six months ended June 30, 2022, we recorded nominal income tax expense.
Liquidity and Capital Resources
Sources of Liquidity
Overview
As of June 30, 2022, we had cash and cash equivalents of $245.4 million. Since our inception, our operations have been substantially financed by cash proceeds of private placements of preferred stock, IPO proceeds, China Out-License consideration, Credit Facility draw, and the Follow-On Public Offering.
IPO - October 2020
In connection with our October 2020 IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters’ option to purchase 825,000 shares of common stock). After deducting underwriting discounts, commissions and other related expenses, our IPO proceeds were $91.7 million.
Follow-On Public Offering - completed May 2022
In May 2022, we completed the Follow-On Public Offering. This resulted in gross proceeds of $75.6 million before underwriting discounts, commissions and other estimated offering expenses for net proceeds of $70.6 million. We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. In June 2022, the underwriters partially exercised their option to purchase an additional 289,832 shares of common stock at the offering price of $13.50 per share for additional gross proceeds of $3.9 million, before underwriting discounts and commissions, for net proceeds of $3.7 million. After giving effect to the exercise of the underwriters’ option, we sold 5,889,832 shares for total gross proceeds of $79.5 million, before underwriting discounts, commissions and other estimated offering expenses, for total net proceeds received in the second quarter of 2022 of $74.3 million.
China Out-License - executed March 2021
As of June 30, 2022, we have received $70.0 million of total proceeds in connection with our China Out-License, inclusive of 2022 milestone receipts of $15.0 million in June for the achievement of the Saturn-2 topline primary endpoint (see Note 9). We expect to receive an additional $15.0 million during the second half of 2022 for the achievement of a China-based clinical development milestone and a supply agreement milestone, resulting in aggregate milestone receipts through December 2022 of $85.0 million. The remaining $120.0 million of available milestones under this arrangement will potentially be received upon future regulatory and sales achievements all within the China Territory.
Credit Facility - executed February 2022
In February 2022, we drew $20.0 million from our credit facility with Hercules Capital and Silicon Valley Bank. This $175.0 million facility has tranched availability as follows:
• $40.0 million at closing ($20 million drawn and $20.0 million available);
• $25.0 million upon NDA submission of TP-03;
• $35.0 million upon FDA approval of TP-03;
• $50.0 million upon achievement of certain quarterly revenue thresholds; and
• $25.0 million with lender approval.
Capital draws are at our election and are in $5.0 million increments. The Credit Facility includes four-year period of interest-only payments and is extendable for a fifth year to February 2027 maturity, upon our expected achievement of required conditions. We currently have no other financing commitments, such as lines of credit or guarantees.
Funding Requirements
Cash Runway
Our operating expenditures currently consist of research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements.
We believe that our cash and cash equivalents of $245.4 million as of June 30, 2022 is sufficient to fund our current and planned operations for at least the next twelve months from the date of this filing on Form 10-Q. These funds in combination with additional expected milestone proceeds from our China Out-License of $30.0 million through 2024 ($15.0 million of which is expected in the second half of 2022), should provide sufficient capital resources to fund our planned pipeline development, operating expenses, and capital expenditure requirements at least into 2026.
We base this latest cash runway estimate on revenue and expense assumptions that may require future adjustments, as part of our ongoing business decisions within pipeline development and our other corporate initiatives. Accordingly, we may require additional capital resources earlier than we currently expect. We also anticipate having at least $80.0 million of standby capital availability from our Credit Facility through December 2023 (excluding our $20.0 million draw in February 2022) and an additional $75.0 million of availability through maturity in February 2027.
Shelf Registration Statement

On November 1, 2021, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 (the “Shelf Registration Statement”). This permits us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies, or businesses. We completed our recent Follow-on Public Offering under this Shelf Registration Statement.

Also, as part of this Shelf Registration Statement, we concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM (the “ATM Agreement”) with Jefferies LLC. Through the date of this Form 10-Q filing, we have not sold any shares of our common stock under the ATM Agreement.

Other Liquidity Risks
To date, we have not generated any product sales, though have recognized revenue and cash receipts from our China Out-License. We do not expect to report any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and then (3) successfully commercialize or enter into other collaborative agreements for our product candidates with third parties. We do not know with certainty when, or if, any of these items will ultimately occur.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(19,545)	$8,757
Investing activities	(283)	(191)
Financing activities	93,859	20
Net increase in cash and cash equivalents	$74,031	$8,586
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $19.5 million for the six months ended June 30, 2022. We recognized $15.8 million of license fee and collaboration revenue, and received $15.0 million in June 2022 in connection with our China Out-License. In the current six-month period, our cash payments to vendors for our operating activities totaled $26.0 million and payroll-related cash payments (inclusive of 2021 bonus payouts) totaled $9.1 million.
Net cash provided by operating activities was $8.8 million for the three months ended June 30, 2021. We recognized $55.4 million of license fee and collaboration revenue, though we received $35.0 million in cash from the China Out-License in the prior year period. Our cash payments to vendors for our operating activities totaled $17.4 million and payroll-related cash payments (inclusive of 2020 bonus payouts) totaled $4.6 million. In addition, we made contractual payments of $4.5 million under our in-license agreements for lotilaner.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2022, which primarily consisted of leasehold improvements for our laboratory and administrative offices and various purchases of office equipment.
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2021, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $93.9 million for the six months ended June 30, 2022, which primarily consisted of (i) $74.6 million of net proceeds from the issuance of common stock upon the Follow-On Public Offering, (ii) $20.0 million of proceeds from the Credit Facility, partially offset by our $0.9 million payment for its issuance costs, and (iii) $0.2 million of proceeds from our employee stock purchase plan.

Net cash provided by financing activities was $20 thousand for the six months ended June 30, 2021, and relates to proceeds from the exercise of stock options.
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
There were no material changes to our previously reported "Critical Accounting Policies" during the six months ended June 30, 2022.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2022.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $245.4 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
As of June 30, 2022, we had $20.0 million of debt principal outstanding. Our Credit Facility bears interest at an annual rate equal to the greater of (i) the Wall Street Journal prime rate plus 5.20% or (ii) 8.45%; as of June 30, 2022, our resulting interest rate on the Credit Facility is 9.95%. A hypothetical interest rate of 20% would have resulted in reported interest expense of $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively.
Inflation, interest rate changes, and foreign currency exchange rate fluctuations did not have a significant impact on our results of operations for any periods presented herein. However, with further inflationary pressures, certain significant increased costs could have an adverse impact on the results of our operations.
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
Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 14, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 11, 2022.
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
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1†	Amended and Restated License Agreement, dated June 3, 2022, by and between the Registrant and Elanco Tiergesundheit AG.					X
10.2 †^	Amended and Restated License Agreement, dated June 3, 2022, by and between the Registrant and Elanco Tiergesundheit AG.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
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

Date:	August 11, 2022

TARSUS PHARMACEUTICALS, INC.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Director)

Date:	August 11, 2022

/s/ Leonard M. Greenstein
Leonard M. Greenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)