Form 10-Q
period 2022-09-30
Tarsus Pharmaceuticals, Inc.
filed 2022-11-09
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____ .
Commission File Number: 001-39614
TARSUS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	81-4717861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15440 Laguna Canyon Road, Suite 160
Irvine, California	92618
(Address of principal executive offices)	(Zip Code)
(949) 409-9820
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TARS	The Nasdaq Global Market LLC (Nasdaq Global Select Market)

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

26,672,188 shares of common stock, $0.0001 par value, outstanding as of November 7, 2022.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,489	$171,332
Marketable securities	57,083	483
Accounts receivable	17	—
Other receivables	3,995	92
Prepaid expenses	3,494	4,045
Total current assets	234,078	175,952
Property and equipment, net	951	755
Operating lease right-of-use assets	696	1,074
Long-term investments	157	—
Other assets	583	1,126
Total assets	$236,465	$178,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$10,181	$8,680
Accrued payroll and benefits	4,092	2,798
Total current liabilities	14,273	11,478
Term loan, net	19,356	—
Other long-term liabilities	209	699
Total liabilities	33,838	12,177
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,671,812 shares issued and outstanding at September 30, 2022 (unaudited); 20,726,580 shares issued and 20,698,737 outstanding, which excludes 27,840 shares subject to repurchase at December 31, 2021	5	4
Additional paid-in capital	297,796	213,398
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(95,164)	(46,672)
Total stockholders’ equity	202,627	166,730
Total liabilities and stockholders’ equity	$236,465	$178,907
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
License fees	$—	$708	$13,893	$53,067
Collaboration revenue	—	532	1,923	3,622
Total revenues	—	1,240	15,816	56,689
Operating expenses:
Cost of license fees and collaboration revenue	—	65	555	2,099
Research and development	10,912	10,209	32,596	33,674
General and administrative	11,994	6,671	30,316	18,625
Total operating expenses	22,906	16,945	63,467	54,398
(Loss) income from operations before other income (expense) and income taxes	(22,906)	(15,705)	(47,651)	2,291
Other income (expense):
Interest income	1,061	8	1,372	24
Interest expense	(633)	—	(1,507)	—
Other (expense) income, net	(7)	5	136	(68)
Unrealized loss on equity investments	(13)	—	(326)	—
Change in fair value of equity warrants issued by licensee	(18)	(346)	(520)	(1,222)
Total other income (expense), net	390	(333)	(845)	(1,266)
Benefit (provision) for income taxes	5	341	4	(1)
Net (loss) income	$(22,511)	$(15,697)	$(48,492)	$1,024

Other comprehensive (loss) income:
Unrealized loss on marketable securities and cash equivalents	(10)	—	(10)	—
Comprehensive (loss) income	$(22,521)	$(15,697)	$(48,502)	$1,024

Net (loss) income per share, basic	$(0.84)	$(0.76)	$(2.03)	$0.05
Net (loss) income per share, diluted	$(0.84)	$(0.76)	$(2.03)	$0.05

Weighted-average shares outstanding, basic	26,662,374	20,641,285	23,923,512	20,511,973
Weighted-average shares outstanding, diluted	26,662,374	20,641,285	23,923,512	22,032,487

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$—	$(46,672)	$166,730
Net loss	—	—	—	—	—	—	(20,238)	(20,238)
Recognition of stock-based compensation expense	—	—	—	—	2,674	—	—	2,674
Exercise of vested stock options	—	—	225	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	15,309	—	31	—	—	31
Balance as of March 31, 2022	—	$—	20,718,528	$4	$216,103	$—	$(66,910)	$149,197
Net loss	—	—	—	—	—	—	(5,743)	(5,743)
Recognition of stock-based compensation expense	—	—	—	—	3,532	—	—	3,532
Issuance of common stock upon follow-on public offering, net of issuance costs of $5,246	—	—	5,889,832	1	74,266	—	—	74,267
Shares issued in connection with the employee stock purchase plan	—	—	17,874	—	222	—		222
Exercise of vested stock options	—	—	7,056	—	17	—	—	17
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	6,705	—	13	—	—	13
Balance as of June 30, 2022	—	$—	26,644,252	$5	$294,153	$—	$(72,653)	$221,505
Net loss	—	—	—	—	—	—	(22,511)	(22,511)
Recognition of stock-based compensation expense	—	—	—	—	3,583	—	—	3,583
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	5,826	—	12	—	—	12
Exercise of vested stock options	—	—	21,734	—	82	—	—	82
Issuance costs related to follow-on public offering	—	—	—	—	(34)	—	—	(34)
Unrealized loss on marketable securities and cash equivalents	—	—	—	—	—	(10)	—	(10)
Balance as of September 30, 2022	—	$—	26,671,812	$5	$297,796	$(10)	$(95,164)	$202,627

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$(32,845)	$165,980
Net income	—	—	—	—	—	10,376	10,376
Recognition of stock-based compensation expense	—	—	—	—	1,363	—	1,363
Exercise of vested stock options	—	—	13,773	—	19	—	19
Shares issued as consideration for in-license rights	—	—	187,500	—	5,494	—	5,494
Balance as of March 31, 2021	—	$—	20,524,474	$4	$205,697	(22,469)	$183,232
Net income	—	—	—	—	—	6,345	6,345
Recognition of stock-based compensation expense	—	—	—	—	2,794	—	2,794
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	49,222	—	99	—	99
Exercise of vested stock options	—	—	255	—	1	—	1
Balance as of June 30, 2021	—	$—	20,573,951	$4	$208,591	(16,124)	$192,471
Net loss	—	—	—	—	—	(15,697)	(15,697)
Recognition of stock-based compensation expense	—	$—	—	$—	$2,119	$—	$2,119
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	87,004	—	174	—	174
Exercise of vested stock options	—	—	10,124	—	75	—	75
Balance as of September 30, 2021	—	$—	20,671,079	$4	$210,959	$(31,821)	$179,142

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(48,492)	$1,024
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	227	272
Accretion of term loan-related costs	231	—
Stock-based compensation	9,789	6,276
Non-cash lease expense	343	178
Loss on disposal of property and equipment	—	70
Loss on lease termination	—	2
Unrealized loss on equity investment	326	—
Amortization of discount on available-for-sale debt securities	(63)	—
Change in fair value of equity warrants issued by licensee	520	1,222
Unrealized gain from transactions denominated in a foreign currency	(1)	(4)
Issuance of common stock upon in-license agreement milestone achievement	—	5,494
Changes in operating assets and liabilities:
Accounts receivable	(17)	—
Other receivables	(3,902)	(119)
Prepaid expenses	551	(663)
Other non-current assets	(75)	(2,762)
Accounts payable and other accrued liabilities	1,187	3,523
Accrued payroll and benefits	1,294	1,206
Other long-term liabilities	(74)	150
Net cash (used in) provided by operating activities	(38,156)	15,869
Cash Flows From Investing Activities:
Purchases of marketable securities	(57,031)	—
Purchases of property and equipment	(379)	(312)
Cash used in investing activities	(57,410)	(312)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock upon follow-on public offering, net of paid issuance costs	74,352	—
Proceeds from sale of common stock under employee stock purchase plan	222	—
Proceeds from exercise of vested stock options	99	95
Payment of deferred offering costs	(75)	—
Proceeds from term loan	20,000	—
Payment of term loan issuance costs	(875)	—
Net cash provided by financing activities	93,723	95
Net (decrease) increase in cash and cash equivalents	(1,843)	15,652
Cash and cash equivalents — beginning of period	171,332	168,149
Cash and cash equivalents — end of period	$169,489	$183,801
Supplemental Disclosures Noncash Investing and Financing Activities:
"Operating lease right-of-use asset" obtained in exchange for operating lease liability	$—	$741
"Interest expense" paid in cash	$1,094	$—
Additions of "property and equipment, net" included within "accounts payable and other accrued liabilities"	$44	$—
Expensing of "operating lease right-of-use assets" upon lease termination	$—	$(38)
Stock issued for in-license agreements included within "research and development" expense	$—	$5,494
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
(b) Liquidity Risk Overview
The Company has no product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through equity capital raises, proceeds from its out-license agreement, and a draw on its credit facility. The Company estimates its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the filing date of the accompanying Condensed Financial Statements in this Form 10-Q; accordingly, these financial statements have been prepared on a "going-concern" basis.
The Company’s operations currently consist of its preclinical and clinical studies, corporate administration build-out to support its planned business growth, commercial leadership build-out in anticipation of the potential approval of TP-03 by the FDA in 2023 (see Note 11), and in/out-licensing activities. The Company faces the clinical, business, and liquidity risks that are typically associated with biopharma companies. It must significantly invest in and conduct research and development activities with inherently uncertain outcomes, recruit and retain skilled personnel (including executive management), and expand and defend its intellectual property rights.
Management expects the Company to continue to incur operating losses for the foreseeable future and may be required to raise additional capital to fund its ongoing operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. The Company's credit facility imposes certain covenants that limit its ability to incur liens or secure additional debt financing, pay dividends, repurchase common stock, make certain investments, or engage in certain merger or asset sale transactions. Any new debt financing or additional equity raise may contain additional terms that are not favorable to the Company or its stockholders. The Company’s potential inability to raise capital when needed could have a negative impact on its financial condition and ability to pursue planned business strategies. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own and/or enter into collaborations and other arrangements to address its liquidity needs which could materially and adversely affect its business and financial prospects, or even its ability to remain a going concern.
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
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
(i) Basis of Presentation
The Company’s Condensed Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S.") for interim financial information and pursuant to Form 10-Q and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 14, 2022.
The interim Condensed Balance Sheet as of September 30, 2022, the interim Condensed Statements of Operations and Comprehensive (Loss) Income, and the interim Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the interim Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and nine-month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other interim or annual period.
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

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, except as discussed below. The accounting policies and estimates that most significantly impact the presented amounts within the accompanying Condensed Financial Statements are further described below.
(ii) Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty, with original maturities of three months or less from the purchase date.
(iii) Marketable Securities and Long-Term Investments
As of September 30, 2022, marketable securities consist of short term fixed income investments that have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities (see Note 7). Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities are classified as current assets on the accompanying Condensed Balance Sheets due to their highly liquid nature and availability for use in current operations.
Marketable securities are recorded at fair value with unrealized losses and gains reported as a component of "accumulated other comprehensive loss" within the Condensed Statements of Stockholders' Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized losses and gains as well as credit losses, if any, on marketable securities identified on a specific identification basis and are included in "other income (expense), net" on the accompanying Condensed Statement of Operations. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other than temporary declines in fair value of its investments and no credit losses have occurred or have been recorded. Interest earned on marketable securities is included in "interest income" within the accompanying Condensed Statement of Operations.
As of December 31, 2021, marketable securities consisted of holdings of LianBio common stock. These shares are reported within "long-term investments" on the accompanying Condensed Balance Sheet as of September 30, 2022, reflecting the intent to hold these shares for at least one year from the balance sheet date. These equity securities are designated as "available-for-sale" with associated gains or losses reported in "other income (expense), net" within the Condensed Statements of Operations and Comprehensive (Loss) Income for each reported period.
(iv) Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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
(v) Revenue Recognition for Out-License Arrangements

Overview

The Company currently has no product revenue. Reported revenue in the accompanying Statements of Operations and Comprehensive (Loss) Income is associated with one out-license agreement (the "China Out-License") that allows the third-party licensee to market the Company's TP-03 product candidate (representing "functional intellectual property") in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China territory") - see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

The China Out-License was analyzed under GAAP to determine whether the promised goods or services are distinct, or in the alternative, must be accounted for as part of a combined performance obligation. In making these assessments, the Company considers factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own, and/or whether the required expertise is readily available. If the license is considered to not be distinct, the license is combined with other promised goods or services as a combined performance obligation for revenue recognition.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The China Out-License includes the following forms of consideration: (i) non-refundable upfront license payments, (ii) equity securities and warrants, (iii) sales-based royalties, (iv) sales threshold milestones, (v) development milestone payments, and (vi) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, also adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the respective agreement.

Contractual Terms for Receipt of Payments

The contractual terms that establish the Company’s right to collect specified amounts from its customers and that require contemporaneous evaluation and documentation under GAAP for the corresponding timing and amount of revenue recognition, are as follows:

(1) Upfront License Fees: The Company determines whether non-refundable license fee consideration is recognized at the time of contract execution (i.e., when the license is transferred to the customer and the customer is able to use and benefit from the license) or over the actual (or implied) contractual period of the China Out-License. The Company also evaluates whether it has any other requirements to provide substantive services that are inseparable from the performance obligation of the license transfer to determine whether any combined performance obligation is satisfied over time or at a point in time. Upfront payments may require deferral of revenue recognition to a future period until the Company performs obligations under these arrangements.

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

(4) Royalties: Under the "sales-or-usage-based royalty exception" the Company recognizes revenue based on the contractual percentage of the licensee’s sale of products to its customers at the later of (i) the occurrence of the related product sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue from its out-licensing arrangement.

(5) Sales Threshold Milestones: Similar to royalties, applying the "sales-or-usage-based royalty exception", the Company recognizes revenue from sales threshold milestones at the later of (i) the period the licensee achieves the one-time annual product sales levels in their territories for which the Company is contractually entitled to a specified lump-sum receipt, or (ii) the date upon which the performance obligation to which some or all of the milestone has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales threshold milestone revenue from the out-licensing arrangement.

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
(vi) Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. These expenses also include internal costs directly attributable to in-development programs, including cost of certain salaries, payroll taxes, employee benefits, and stock-based compensation expense, as well as laboratory and clinical supplies, pre-clinical and clinical trial expenses, manufacturing costs for drug products before FDA approval, and the costs of various research and development contractors. Expenses for pre-clinical studies and clinical trial activities that are performed by third parties on behalf of the Company are typically based upon estimates of the proportion of work completed over the term of the individual study or trial, as well as patient enrollment and dosing events. These costs are in accordance with the agreements established with the contracted clinical research organizations and associated trial sites.
The Company has entered, and may continue to enter into, license agreements to access and utilize intellectual property for drug development. In each case, the Company evaluates if the assets acquired in a transaction represent the acquisition of an "asset" or a "business" as defined under applicable GAAP. The Company’s executed in-license agreements (see Note 8(b)) were evaluated and determined to represent "asset" acquisitions. Because these assets have not yet received regulatory approval and have no alternative future use, the purchase price for each was immediately recognized as "research and development" expense in the accompanying financial statements. In addition, any future milestone payments (whether in the form of cash or stock) made before product regulatory approval (that do not meet the definition of a "derivative") will also be immediately recognized as "research and development" expense when it becomes payable, provided there is no alternative future use in other research and development projects for its capitalization.
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
Management estimates the expected term of awarded stock options utilizing the “simplified method” for awards since the Company does not yet have sufficient exercise history since its November 2016 corporate formation and also lacks specific historical and implied stock volatility information. Accordingly, management estimates this expected volatility based on a designated peer-group of publicly-traded companies for a look-back period (from the date of grant) that corresponds with the expected term of the awarded stock option. The Company estimates the risk-free interest rate based upon the U.S. Department of the Treasury yield curve in effect at award grant for time period that corresponds with the expected term of the awarded stock option. The Company’s expected dividend yield is zero because it has never paid cash dividends and does not expect to for the foreseeable future. The fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the Nasdaq Global Select Market on the date of grant.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
All stock-based compensation expense is reported in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income within "research and development" expense or "general and administrative" expense, based upon the assigned department of the award recipient.
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

Due to a net loss for the three and nine months ended September 30, 2022, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in this period.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company did not have any transfers of assets and liabilities between the levels of the fair value hierarchy during the years presented.
(x) Comprehensive (Loss) Income
Comprehensive (loss) income represents (i) net loss or income for the periods presented, and (ii) unrealized gains or losses on our reported available-for-sale debt securities.
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
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
(a) Prepaid Expenses
“Prepaid expenses” consists of the following:

	September 30, 2022	December 31, 2021
Other prepaid expenses	$3,430	$2,832
Prepaid insurance	64	1,213
Prepaid expenses	$3,494	$4,045
(b) Other Receivables
“Other receivables” consists of the following:

	September 30, 2022	December 31, 2021
PDUFA Fee reimbursement (1)	$3,117	$—
R&D payroll tax receivable	340	90
Clinical receivables	292	—
Interest receivable	198	2
Income tax receivable	48	—
Other receivables	$3,995	$92
(1)    This amount represents the required FDA filing fee upon the Company's submission of its New Drug Application ("NDA") for TP-03 in the third quarter of 2022. This fee is expected to be refunded in full, based on the Company's status as a qualified "Small Business" as defined in the relevant Federal statute.
(c) Property and Equipment, Net
“Property and equipment, net” consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2022	December 31, 2021
Furniture and fixtures	$632	$596
Office equipment	197	84
Laboratory equipment	167	167
Leasehold improvements	403	129
Property and equipment, at cost	1,399	976
(Less): Accumulated depreciation and amortization	448	221
Property and equipment, net	$951	$755
Depreciation expense (included within “total operating expenses” in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income) for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively.
(d) Other Assets
"Other assets" consists of the following:

	September 30, 2022	December 31, 2021
Deposits	$71	$71
Equity warrants issued by licensee (Note 7)	246	663
Other non-current assets	266	392
Other assets	$583	$1,126
(e) Accounts Payable and Other Accrued Liabilities
“Accounts payable and other accrued liabilities” consists of the following:

	September 30, 2022	December 31, 2021
Trade accounts payable and other	$5,592	$2,856
Operating lease liability, current	572	609
Accrued clinical studies	3,821	4,407
Contract liability	—	697
Accrued interest, current	182	—
Income taxes payable	14	55
Employee stock option pre-vesting exercise liability	—	56
Accounts payable and other accrued liabilities	$10,181	$8,680
(f) Other Long-Term Liabilities
“Other long-term liabilities” consists of the following:

	September 30, 2022	December 31, 2021
Operating lease liability, non-current	$169	$585
Lotilaner licensor liability	40	114
Other long-term liabilities	$209	$699

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
4. STOCKHOLDERS’ EQUITY AND EQUITY INCENTIVE PLANS
Common Stock Outstanding and Reserves for Future Issuance
As of September 30, 2022, the Company had 26.7 million common shares issued and outstanding. As of December 31, 2021, the Company had both issued and outstanding shares of 20.7 million. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan is summarized below:

	September 30, 2022	December 31, 2021
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	8,482,877	9,266,200
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,682,601	2,493,488
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	3,839,077	2,759,830
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	516,005	17,251
Total shares of common stock reserved	15,520,560	14,536,769
Follow-On Public Offering
In May 2022, the Company completed a follow-on public offering under its Shelf Registration Statement for an initial underwritten sale of 5.6 million shares of its common stock at a price of $13.50 per share. The Company also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of its common stock at the public offering price. In June 2022, the underwriters partially exercised this option and the Company's sale of additional 289,832 shares at $13.50 per share was concurrently completed.
Total gross proceeds from this offering were $79.5 million (before underwriting discounts, commissions and other estimated offering expenses), resulting in net proceeds of $74.3 million.
5. STOCK-BASED COMPENSATION
Stock-Based Compensation Summary
Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was reported in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,015	$544	$2,677	$1,315
General and administrative	2,568	1,575	7,112	4,961
Total stock-based compensation	$3,583	$2,119	$9,789	$6,276
6. NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS
Net (loss) income	$(22,511)	$(15,697)	$(48,492)	$1,024
Less: undistributed income allocated to participating securities	—	—	—	7
Net (loss) income available to common shareholders	$(22,511)	$(15,697)	$(48,492)	$1,017

Basic weighted average shares outstanding	26,662,374	20,641,285	23,923,512	20,511,973
Net (loss) income per share—basic	$(0.84)	$(0.76)	$(2.03)	$0.05

Diluted EPS
Net (loss) income	$(22,511)	$(15,697)	$(48,492)	$1,024
Less: undistributed income reallocated to participating securities	—	—	—	7
Net (loss) income available to common shareholders	$(22,511)	$(15,697)	$(48,492)	$1,017

Basic weighted average shares outstanding	26,662,374	20,641,285	23,923,512	20,511,973
Effect of dilutive securities:
Common stock options	—	—	—	1,520,514
Diluted weighted average shares outstanding	26,662,374	20,641,285	23,923,512	22,032,487
Net (loss) income per share—diluted	$(0.84)	$(0.76)	$(2.03)	$0.05
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the “treasury stock method” and “if-converted method” would have been anti-dilutive for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options, unexercised—vested and unvested	3,839,077	2,663,356	3,839,077	902,981
Stock options exercised prior to vesting— remaining unvested	—	43,149	—	43,149
Restricted stock units—unvested	516,005	4,257	516,005	4,257
Total	4,355,082	2,710,762	4,355,082	950,387

7. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(ix)):

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$159,552	$—	$—	$159,552
U.S. Treasury securities	34,482	—	—	34,482
Commercial paper	—	27,377	—	27,377
Corporate debt securities	—	5,161	—	5,161
Common stock (LianBio shares included in "long-term investments")	157	—	—	157
Equity warrants (for LianBio shares included in "other assets")	—	—	246	246
Total assets measured at fair value	$194,191	$32,538	$246	$226,975

	December 31, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$171,332	$—	$—	$171,332
Common stock (LianBio shares included in "marketable securities")	483	—	—	483
Equity warrants (for LianBio shares included in "other assets")	—	—	663	663
Total assets measured at fair value	$171,815	$—	$663	$172,478
Money Market Funds and U.S. Treasury Securities
Money market funds and U.S. Treasury securities have readily-available market prices in active markets that are publicly observable at the measurement date.
Commercial Paper and Corporate Debt Securities
Commercial paper and corporate debt securities were valued using third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value.
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio (a pharmaceutical company focused on the Greater China and other Asian markets; NASDAQ: LIAN), executed a warrant agreement for the Company to purchase, in three tranches, a stated number of common shares in LianBio. The first two tranches are vested as of September 30, 2022 and the third warrant tranche will vest upon the achievement of a certain regulatory event; each has an exercise price at common stock par value.
In June 2021, one of these three warrant tranches was vested and then-converted to 78,373 shares of LianBio common stock, reported within "marketable securities" as of December 31, 2021, and within "long-term investments" as of September 30, 2022. LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price on the NASDAQ Global Market.
In May 2022, the second warrant tranche vested, but has not yet been exercised. The second and third warrant tranche remain classified as Level 3 in the fair value hierarchy as of September 30, 2022 and December 31, 2021 and are presented within "other assets" in the accompanying Condensed Balance Sheets (see Note 3(d)). The most significant assumptions used in the option pricing valuation model as of each balance sheet date to determine its fair value included: LianBio common stock volatility (based on the historical volatility of similar companies), the probability of regulatory milestone achievement for vesting, and the application of an assumed discount rate.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The estimated fair value of these equity warrants will be remeasured each reporting period with adjustments reported within "other income (expense), net" on the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income, until exercised or expired, and is presented in these accompanying financial statements as follows:

Value of equity warrants (see Note 3(d))
Fair value as of December 31, 2021	$663
Revaluation of equity warrant value in "other income (expense), net" within the Condensed Statement of Operations	(245)
Fair value as of March 31, 2022	$418
Recognition of equity warrant value in "total revenues" within the Condensed Statement of Operations	103
Revaluation of equity warrant value in "other income (expense), net" within the Condensed Statement of Operations	(257)
Fair value as of June 30, 2022	$264
Revaluation of equity warrant value in "other income (expense), net" within the Condensed Statement of Operations for the three months ended September 30, 2022	(18)
Fair value as of September 30, 2022	$246

Value of equity warrants (see Note 3(d))
Fair value as of December 31, 2020	$—
Initial fair value estimate of equity warrant value in "total revenues"	1,233
Fair value as of March 31, 2021	$1,233
Recognition of equity warrant value in "total revenues" within the Condensed Statement of Operations	719
Revaluation of equity warrant value in "other income (expense), net" within the Condensed Statement of Operations	(876)
Fair value as of June 30, 2021	$1,076
Recognition of equity warrant value in "total revenues" within the Condensed Statement of Operations for the three months ended September 30, 2021	771
Revaluation of equity warrant value in "other income (expense), net" within the Condensed Statement of Operations for the three months ended September 30, 2021	(346)
Fair value as of September 30, 2021	$1,501

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The following table summarizes the estimated value of the Company’s cash, cash equivalents, marketable securities, and equity securities, including the gross unrealized holding gains and losses:

	September 30, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds	$159,552	$—	$—	$159,552
U.S. Treasury securities	3,978	1	—	3,979
Commercial paper	5,958	—	—	5,958
Total cash and cash equivalents	$169,488	$1	$—	$169,489

Marketable securities:
U.S. Treasury securities	$30,511	$7	$(15)	$30,503
Commercial paper	21,419	—	—	21,419
Corporate debt securities	5,164	—	(3)	5,161
Total marketable securities	$57,094	$7	$(18)	$57,083

Long-term investments:
Common stock in LianBio	$483	$—	$(326)	$157
Total long-term investments	$483	$—	$(326)	$157

	December 31, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Money market funds	$171,332	$—	$—	$171,332
Total cash and cash equivalents	$171,332	$—	$—	$171,332

Marketable securities:
Common stock in LianBio	$1,074	$—	$(591)	$483
Total marketable securities	$1,074	$—	$(591)	$483
As of September 30, 2022, all available-for-sale debt securities have a maturity of 12 months or less with gross unrealized losses in a continuous loss position for less than one year.
8. COMMITMENTS & CONTINGENCIES
(a) Facility Leases
Overview
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of September 30, 2022 and December 31, 2021, the Company had four active leases in Irvine, California for adjacent office and laboratory suites that each expire on January 31, 2024.
The Company's operating leases have fixed annual rent amounts, payable monthly (operating lease costs), and our facility leases require payments for real estate taxes, insurance costs, and common area maintenance (variable lease costs). The variable lease costs are expensed as incurred and excluded from the reported lease asset and liability amounts presented in the accompanying Condensed Balance Sheets, as summarized in the below table. During the year ended December 31, 2021, and the nine months ended September 30, 2022, the Company had no sublease arrangements with it as lessor.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Financial Reporting Captions

The below table summarizes the lease asset and liability accounts presented on the accompanying Condensed Balance Sheets:

Operating Leases	Condensed Balance Sheet Caption	September 30, 2022	December 31, 2021
Operating lease right-of-use assets— non-current	Operating lease right-of-use assets	$696	$1,074

Operating lease liability— current	Accounts payable and other accrued liabilities	$572	$609
Operating lease liability— non-current	Other long-term liabilities	169	585
Total lease liabilities		$741	$1,194
Components of Lease Expense

The liability associated with each lease is amortized over the respective lease term using the “effective interest rate method.” The Company’s "operating lease right-of-use assets" are amortized over each lease term on a straight-line basis and is allocated to "research and development" and "general and administrative" expenses in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income. The below table summarizes the components of total lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$142	$118	$427	$238
Variable lease cost	67	33	168	104
Short-term lease cost (lease with 12 month term or less)	—	21	—	116
Total lease expense	$209	$172	$595	$458
Weighted-Average Remaining Lease Term and Applied Discount Rate
As of September 30, 2022, the Company's facility leases had a weighted average remaining lease term of 1 year, 4 months. The weighted-average estimated incremental borrowing rate of 10% was utilized to present value future minimum lease payments since an implicit interest rate in each at-market lease agreement was not determinable.
Future Contractual Lease Payments
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - Future Payments	September 30, 2022
2022 (remaining three months, net of landlord credits)	$—
2023	736
2024	66
2025	—
2026	—
Total future lease payments, undiscounted	$802
(Less): Imputed interest	(61)
Present value of operating lease payments	$741
(b) In-License Agreements for Lotilaner

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
The Company made a $1.0 million upfront payment at execution of the Eye and Derm Elanco Agreement in January 2019, and also made a required $1.0 million clinical milestone payment in September 2020, associated with the first two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company paid an additional $2.0 million for its second pivotal trial milestone in April 2021, which was recorded in “research and development” expense in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income for the three months ended June 30, 2021. As part of the China Out-License discussed in Note 9, the Company made a contractual payment in the amount of $2.5 million to Elanco following the receipt of $25 million of initial proceeds from LianBio during the second quarter of 2021. In June 2022, the Company made a contractual prepayment of $1.5 million that can be applied towards any milestones that become due under the Eye and Derm Elanco Agreement and/or the Company’s in-license agreement with Elanco, granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of “all other” diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement”). This prepayment is included within "prepaid expenses" on the accompanying Condensed Balance Sheet as of September 30, 2022.
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
September 2020 Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed the All Human Uses Elanco Agreement with Elanco. In September 2020, the Company issued Elanco 222,460 shares of its common stock at the execution of the All Human Uses Elanco Agreement with an estimated fair value of $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020).

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

In March 2021, the Company entered into the China Out-License with LianBio (see Note 9) that required it to grant Elanco an additional fixed 187,500 shares of its common stock that otherwise would have been issuable no later than the 18-month anniversary of the All Human Uses Elanco Agreement for its continued license exclusivity. These issued shares were valued at $5.5 million, based on the Company's stock closing price of $29.30 per share on the date this issuance became contractually required and is reported within "research and development" expense within the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2021.

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
9. OUT-LICENSE AGREEMENT
Out-License of TP-03 Commercial Rights in the China Territory in March 2021

On March 26, 2021, the Company entered into The China Out-License with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in the China Territory for the treatment of Demodex blepharitis and Meibomian Gland Disease. LianBio is contractually responsible for all clinical development and commercialization activities and costs within the China Territory.

Through September 30, 2022, the Company received payments from LianBio totaling $70.0 million, comprised of initial consideration of $25.0 million and $45.0 million for the achievement of three clinical development milestones.

The Company is eligible to receive further consideration from LianBio upon the achievement of additional events, including: (i) TP-03 clinical development and regulatory milestones (China-based) of up to $30.0 million ($10 million of which was achieved in November 2022 - see Note 11), (ii) TP-03 drug supply agreement milestone of $5.0 million, (iii) TP-03 sales-based milestones for the China Territory of up to $100 million, (iv) tiered mid-to-high-teen royalties for China Territory TP-03 product sales, and (v) vesting of a LianBio equity warrant upon China regulatory milestone achievement.
For the nine months ended September 30, 2022 and the three and nine months ended 2021, the Company reported "license fees" and "collaboration revenue" in the accompanying Condensed Statements of Operations and Comprehensive (Loss) Income, in accordance with the revenue recognition accounting policy described in Note 2(vii). Reported revenue in each presented period relates to the satisfaction performance obligations relating to (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the completion of U.S. clinical activities and then providing LianBio with the related data to supplement its local pivotal trial package for TP-03 in the treatment of Demodex blepharitis.

10. CREDIT FACILITY AGREEMENT

On February 2, 2022, the Company executed the Credit Facility with Hercules and SVB that expires on February 2, 2027. The Credit Facility provides an aggregate principal amount of up to $175.0 million with tranched availability as follows: $40.0 million at its execution (to-date, $20.0 million drawn February 2022), $25.0 million upon submission of the NDA with the FDA for TP-03 (available with NDA submission announced in September 2022), $35.0 million upon FDA approval of TP-03, $50.0 million upon achievement of product net revenue thresholds, and $25.0 million upon lender approval.

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Principal draws accrue interest on the outstanding principal balance at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 5.20% or (ii) 8.45%. At the execution date of the Credit Facility, the WSJ prime rate was 3.25% and further increased during 2022, reaching 6.25% as of September 30, 2022.

The Company is required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.0 million was derived at the execution of the Credit Facility by multiplying 4.75% by the $20.0 million drawn at closing and is accreted to "interest expense" through maturity.

As of September 30, 2022, the carrying value of the Credit Facility (reported as "term loan, net" on the accompanying Condensed Balance Sheets) consisted of $20.0 million principal outstanding less legal and administrative issuance costs of approximately $0.9 million that were recorded as a "contra-liability" to "term loan, net" and will continue to be accreted to "interest expense" using the effective interest method during its term. As of December 31, 2021 the Company had no outstanding debt.

The effective interest rate (i.e., coupon rate and other applicable fees) for the full term of the Credit Facility was 12.37%, as calculated September 30, 2022 with the latest coupon interest rate. During the three and nine months ended September 30, 2022, the Company recognized "interest expense" on its Condensed Statement of Operations and Comprehensive (Loss) Income in connection with the Credit Facility as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest expense for term loan	$539	$1,275
Accretion of end of term charge	48	127
Amortization of debt issuance costs	46	105
Total interest expense related to term loan	$633	$1,507

The principal balance of this Credit Facility and related accretion and amortization as of September 30, 2022 is reported on a combined basis as "term loan, net" on the accompanying Condensed Balance Sheet as follows:

September 30, 2022
Term loan, gross (amount drawn)	$20,000
Debt issuance costs (legal and other administrative fees)	(875)
Accretion of end of term charge	127
Accumulated amortization of debt issuance costs	104
Term loan, net	$19,356

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
11. SUBSEQUENT EVENTS
China Out-License Milestone Achievement
On November 1, 2022, LianBio announced the dosing of their first patient in the Phase 3 LIBRA clinical trial of TP-03 in Chinese patients with Demodex blepharitis; the Company is entitled to receive a contractual milestone payment of $10 million from this licensee.
TP-03 PDUFA Date: August 25, 2023
On November 9, 2022, the Company announced the acceptance of its NDA by the FDA for TP-03 for the treatment of Demodex blepharitis with a Prescription Drug User Fee Act (PDUFA) decision date of August 25, 2023.

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

To date, we have completed six clinical trials that include four Phase 2 trials, the Phase 2b/3 Saturn-1 trial, and the Phase 3 Saturn-2 trial for TP-03 in Demodex blepharitis. Each of these trials for TP-03 met their primary, secondary and/or exploratory endpoints, with the drug well tolerated. On November 9, 2022, we announced the New Drug Application ("NDA") for TP-03 for the treatment of Demodex blepharitis was accepted by the U.S. Food and Drug Administration ("FDA"). We believe TP-03 has the potential to be the first therapeutic approved by the FDA and become the definitive standard of care for the treatment of Demodex blepharitis.

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

Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis, NDA Filing and PDUFA date: On November 9, 2022, we announced the acceptance of our NDA by the FDA for TP-03 for the treatment of Demodex blepharitis, with a stated Prescription Drug User Fee Act (PDUFA) decision date of August 25, 2023.

In May 2022, we announced positive topline results of Saturn-2, our second and final TP-03 pivotal trial. Saturn-2 enrolled 412 adults having, among other things, more than 10 collarettes per lid and at least mild lid erythema. All pre-specified primary and secondary endpoints were met, TP-03 was well tolerated and complete resolution of Demodex blepharitis was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

Primary Endpoint:

•56% of patients on TP-03 achieved complete collarette cure, defined as 0-2 collarettes per lid at day 43, compared to 13% on vehicle (p<0.0001).
◦89% of patients on TP-03 achieved a clinically meaningful collarette cure, defined as 0-10 collarettes per lid at day 43 compared to 33% of those on vehicle (p<0.0001).

Secondary Endpoints:

•52% of patients on TP-03 achieved mite eradication defined as zero mites per lash at day 43, compared to 15% on vehicle (p<0.0001).
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

TP-05 Lyme Disease Phase 1 Trial, Callisto: We advanced our Phase 1 Callisto trial, evaluating TP-05, a novel, oral, non-vaccine therapeutic for the prevention of Lyme disease, with data expected in the second half of 2022. The Callisto trial is a single ascending dose and multiple ascending dose trial to evaluate the safety, tolerability and pharmacokinetics ("PK") of TP-05 in healthy volunteers. There are currently no FDA-approved pharmacological prophylactic options for Lyme disease, which is the most common vector-borne disease in the U.S., transmitted to humans via Borrelia burgdorferi bacterium infection following the bite of a tick. We also expect to initiate a Phase 2a study in Lyme disease prevention in the coming weeks.

We believe TP-05 is currently the only non-vaccine, oral tablet, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

TP-03 China Territory Out-License: In March 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory"). In November 2022, LianBio announced that they initiated dosing of their first patient in the TP-03 Phase 3 LIBRA pivotal trial in Chinese patients for the treatment of Demodex blepharitis to support regulatory approval in China.

To date, we have received contractual cash proceeds from LianBio of $70.0 million, representing initial consideration of $25.0 million and $45.0 million for the achievement of three clinical development milestones. We also received equity in LianBio as part of this China Out-License, a portion of which remains subject to a China-based regulatory vesting provision.

We are further eligible to receive:
•Drug supply agreement execution milestone of $5.0 million (expected by the first quarter of 2023)
•China-based clinical and regulatory milestones totaling $30.0 million ($10.0 million achieved in November 2022 with the initiation of a Phase 3 pivotal trial in China and expected cash receipt in December 2022)
•Sales threshold milestones in the China Territory totaling $100.0 million; and
•Tiered mid-to-high teen royalties on the net product sales of TP-03 within the China Territory

Credit Facility with Hercules Capital and Silicon Valley Bank: On February 2, 2022, we executed a loan and security agreement with Hercules Capital and Silicon Valley Bank (the "Credit Facility). This $175.0 million Credit Facility has tranched availability as follows:
•$40.0 million at closing ($20 million drawn in February 2022 and $20 million remaining available);
•$25.0 million upon NDA submission of TP-03 (available with our NDA submission announced in September 2022);
•$35.0 million upon FDA approval of TP-03;
•$50.0 million upon achievement of certain quarterly revenue thresholds; and
•$25.0 million available with lender approval.

Capital draws are at our election and are in $5.0 million increments. This Credit Facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions that we expect to achieve.

Follow-On Public Offering: In May 2022, we completed a follow-on public offering under our effective Form S-3 shelf registration statement through an initial underwritten sale of 5.6 million shares of common stock at a price of $13.50 per share (the “Follow-On Public Offering”). We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less discounts and commissions. In June 2022, the underwriters partially exercised this option by purchasing an additional 289,832 shares of common stock at $13.50 per share.

After giving effect to the exercise of the underwriters’ option, the total number of shares of our common stock sold in the Follow-On Public Offering was 5,889,832 shares which resulted in total gross proceeds of $79.5 million before underwriting discounts, commissions and other estimated offering expenses for total net proceeds of $74.3 million.
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, the net proceeds from issuance of common stock in our IPO and Follow-On Public Offering, cash proceeds from our China Out-License, and draw downs on our Credit Facility.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue from the China Out-License, increasing operating losses for the foreseeable future. Our net loss was $22.5 million and $15.7 million for the three months ended September 30, 2022 and 2021, respectively. Our net losses and any net income we may generate may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•seek regulatory approvals for TP-03 and other product candidates that successfully complete clinical development, if any;
•advance the clinical development of TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme prophylaxis and community malaria reduction;
•establish our own sales force in the U.S. to commercialize TP-03 upon regulatory approval and our other products for which we obtain such approvals;
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
We do not expect to generate revenues from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate and commercially launch such product. Until such time as we can generate significant revenue from product sales and achieve profitability, if ever, we expect to finance our operations through private or public equity or debt financings, or collaborations, strategic alliances, or licensing arrangements with third parties. Adequate funding may not be available to us when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital or enter into such agreements as and when needed, we could be forced to significantly delay, scale back, or discontinue our product development and/or commercialization plans, which would negatively and adversely affect our financial condition.
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
We do not yet have revenue from product sales. Our reported revenue within "license fees" and "collaboration revenue" is from our China Out-License; we expect to report additional revenue under these captions in future periods (see Note 9).
As of September 30, 2022, our aggregate cash, cash equivalents and marketable securities was $226.6 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for our liquidity discussion.
Impact of the COVID-19 Pandemic on our Operations
Efforts to contain the spread of COVID-19 in the U.S. (including in California where our corporate headquarters and laboratory facility are located) and other countries have included quarantines, shelter-in-place orders, and various other government restrictions in order to control the spread of this virus. Various of these orders and restrictions have expired, but there is no assurance they will not be reinstated.
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

To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that our clinical development timelines and business plans could be adversely affected. We maintain regular communication with our vendors and clinical sites to appropriately plan for, and mitigate, the impact of the COVID-19 pandemic on our operations. While the pandemic has begun to subside, the ultimate effect from this pandemic on our development timelines for TP-03 and our other product candidates is inherently uncertain.

See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022 and in this Quarterly Report, for a further discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	Three Months Ended September 30,		Change
	2022	2021
	(in thousands)
Revenues:
License fees	$—	$708	$(708)
Collaboration revenue	—	532	(532)
Total revenues	—	1,240	(1,240)
Operating expenses:
Cost of license fees and collaboration revenue	—	65	(65)
Research and development	10,912	10,209	703
General and administrative	11,994	6,671	5,323
Total operating expenses	22,906	16,945	5,961
Loss from operations before other income (expense) and income taxes	(22,906)	(15,705)	(7,201)
Other income (expense):
Interest income	1,061	8	1,053
Interest expense	(633)	—	(633)
Other (expense) income, net	(7)	5	(12)
Unrealized loss on equity investments	(13)	—	(13)
Change in fair value of equity warrants issued by licensee	(18)	(346)	328
Total other income (expense), net	390	(333)	723
Benefit for income taxes	5	341	(336)
Net loss	$(22,511)	$(15,697)	$(6,814)
License Fees and Collaboration Revenue
For the three months ended September 30, 2022, we had no reported license fees and collaboration revenue under the China Out-License (see Note 9), as there were no contractual milestones achieved or allocated in the current year period. In the prior year period, license fees and collaboration revenue was $1.2 million, which was attributable to the portion of the contractual milestones that were fully or partially complete by September 30, 2021. These allocated amounts respectively represent the satisfaction of the transfer of license rights to LianBio and the partial completion of clinical-related "performance obligations".
We will recognize additional "license fees" and "collaboration revenue" to the extent other events occur, specifically related to (i) milestone achievement of a drug supply agreement execution, (ii) milestone achievement of clinical and regulatory events in the China Territory (see Note 11), and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue was $0.1 million for the three months ended September 30, 2021. This amount relates to our contractual payment obligations to our lotilaner licensor, in proportion to our recognized "license fee" and "collaboration revenue" in the same period.
Research and Development Expenses
Research and development expenses increased by $0.7 million for the three months ended September 30, 2022, as compared to the prior year period. This increase was primarily due to (i) $2.1 million of increased payroll and personnel-related costs (including stock-based compensation) for 23 employee additions period over period to drive our product development initiatives and (ii) $1.3 million of increased regulatory and consulting costs to prepare for potential TP-03 drug commercialization. These increases were partially offset by $2.6 million of decreased clinical and preclinical study costs, primarily related to the completion of our Saturn-2 clinical trial in the first half of 2022.
General and Administrative Expenses

General and administrative expenses increased by $5.3 million for the three months ended September 30, 2022, as compared to the prior year period. The increase was primarily due to (i) $3.1 million of increased payroll and personnel-related costs (including stock-based compensation) for 19 corporate employee additions, period over period, to support our business growth and commercial leadership hires for readiness of our anticipated commercial launch of TP-03 in the second half of 2023, and (ii) $2.3 million of increased marketing-related costs associated with the preparation of our potential TP-03 commercial launch. We expect sales and marketing headcount and associated vendor spend to meaningfully ramp during 2023 as part of our TP-03 commercial launch-related activities.
Other Income (Expense), Net
Other income (expense), net increased by $0.7 million primarily due to (i) $1.1 million of interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.6 million of interest expense on the Credit Facility executed in February 2022, and (iii) $0.3 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021.
Benefit for Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of September 30, 2022 and 2021 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis. For the three months ended September 30, 2022, we recorded a nominal income tax benefit due to the losses we incurred in that period.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations:

	Nine Months Ended September 30,		Change
	2022	2021
	(in thousands)
Revenues:
License fees	$13,893	$53,067	$(39,174)
Collaboration revenue	1,923	3,622	(1,699)
Total revenues	15,816	56,689	(40,873)
Operating expenses:
Cost of license fees and collaboration revenue	555	2,099	(1,544)
Research and development	32,596	33,674	(1,078)
General and administrative	30,316	18,625	11,691
Total operating expenses	63,467	54,398	9,069
(Loss) income from operations before other (expense) income and income taxes	(47,651)	2,291	(49,942)
Other (expense) income:
Interest income	1,372	24	1,348
Interest expense	(1,507)	—	(1,507)
Other income (expense), net	136	(68)	204
Unrealized loss on equity investments	(326)	—	(326)
Change in fair value of equity warrants issued by licensee	(520)	(1,222)	702
Total other expense, net	(845)	(1,266)	421
Benefit (provision) for income taxes	4	(1)	5
Net (loss) income	$(48,492)	$1,024	$(49,516)
License Fees and Collaboration Revenue
License fees and collaboration revenue was $15.8 million for the nine months ended September 30, 2022, attributable to contractual milestones under the China Out-License (see Note 9), to the extent achieved by September 30, 2022. These allocated amounts respectively represent the satisfaction of the transfer of license rights to LianBio and the completion of clinical-related "performance obligations".

Prior year period revenue was $56.7 million, attributable to the portion of the contractual milestones that were fully or partially complete by September 30, 2021. These allocated amounts represent the satisfaction of the transfer of license rights to LianBio and the partial completion of clinical-related "performance obligations".
We will recognize additional "license fees" and "collaboration revenue" to the extent other events occur, specifically related to (i) milestone achievement of a drug supply agreement execution, (ii) milestone achievement of clinical and regulatory events in the China Territory (see Note 11), and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue decreased by $1.5 million for the nine months ended September 30, 2022, as compared to the prior year period. These amounts relate to our contractual payment obligations to our Lotilaner licensor, in proportion to our recognized "license fee" and "collaboration revenue" in the same period.
Research and Development Expenses
Research and development expenses decreased by $1.1 million for the nine months ended September 30, 2022, as compared to the prior year period. The decrease was primarily due to non-recurring costs in the prior year period including (i) a contractual payment in March 2021 through the issuance of 187,500 shares of our common stock (then valued at $5.5 million to extend the period of our September 2020 in-license agreement), and (ii) a contractual payment of $2 million under our January 2019 in-license for the commencement of our Saturn-2 trial. Additionally, clinical trial costs decreased $1.5 million, primarily related to the completion of our Saturn-2 trial during the first half of 2022.
These decreases were partially offset by (i) $4.7 million of increased payroll and personnel-related costs (including stock-based compensation), for 23 employee additions period-over-period to drive our product development initiatives, (ii) $0.6 million of increased preclinical study costs, (iii) $2.3 million of increased regulatory and consulting costs in preparation of our NDA filing for TP-03, and (iv) $0.2 million of increased product manufacturing and formulation costs.
General and Administrative Expenses
General and administrative expenses increased by $11.7 million for the nine months ended September 30, 2022, as compared to the prior year period. The increase was primarily due to (i) $7.4 million of increased payroll and personnel-related costs (including stock-based compensation) for 19 corporate employee additions period-over-period to support our business growth and commercial leadership hires for readiness of our anticipated commercial launch of TP-03 in the second half of 2023, and (ii) $4.4 million of increased marketing-related costs for TP-03. We expect sales and marketing headcount and associated vendor spend to meaningfully ramp during 2023 as part of our TP-03 commercial launch-related activities.
Other Expense, Net
Other expense, net decreased by $0.4 million primarily due to (i) $1.3 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.7 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) $0.2 million increase related to miscellaneous items. These decreases to "other expense, net" were partially offset by (i) $1.5 million of interest expense on the Credit Facility executed in February 2022, and (ii) $0.3 million of unrealized losses reported on our LianBio common stock.
Benefit (Provision) for Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of September 30, 2022 and 2021 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis. For the nine months ended September 30, 2022, we recorded a nominal income tax benefit due to the losses we incurred in that period.
Liquidity and Capital Resources
Sources of Liquidity
Overview

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $226.6 million. Since our inception, our operations have been substantially financed by cash proceeds of private placements of preferred stock, IPO proceeds, China Out-License consideration, Credit Facility draw, and the Follow-On Public Offering.
IPO - October 2020
In connection with our October 2020 IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters’ option to purchase 825,000 shares of common stock). After deducting underwriting discounts, commissions and other related expenses, our IPO proceeds were $91.7 million.
Follow-On Public Offering - completed May 2022
In May 2022, we completed the Follow-On Public Offering. We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. In June 2022, the underwriters partially exercised their option to purchase an additional 289,832 shares of common stock at the offering price of $13.50 per share, before underwriting discounts and commissions. After giving effect to the exercise of the underwriters’ option, we sold 5,889,832 shares for total gross proceeds of $79.5 million, before underwriting discounts, commissions and other estimated offering expenses for total net proceeds received in the second quarter of 2022 of $74.3 million.
China Out-License - executed March 2021
As of September 30, 2022, we have received $70.0 million of total proceeds in connection with our China Out-License, inclusive of 2022 milestone receipts of $15.0 million in June for the achievement of the Saturn-2 topline primary endpoint (see Note 9). We expect to receive an additional $10.0 million from the achievement of a China-based clinical development milestone (achieved in November 2022) and $5.0 million from a supply agreement milestone (expected during the first quarter of 2023), resulting in expected aggregate milestone receipts through the first quarter of 2023 of $85.0 million. The remaining $120.0 million of available milestones under this arrangement will potentially be received upon future regulatory and sales achievements all within the China Territory.
Credit Facility - executed February 2022
In February 2022, we drew $20.0 million from our Credit Facility with Hercules Capital and Silicon Valley Bank. This $175.0 million Credit Facility has tranched availability as follows:
• $40.0 million at closing ($20 million drawn and $20.0 million available);
• $25.0 million upon NDA submission of TP-03 (available with NDA submission announced in September 2022);
• $35.0 million upon FDA approval of TP-03;
• $50.0 million upon achievement of certain quarterly revenue thresholds; and
• $25.0 million available with lender approval.
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
We believe that our cash, cash equivalents and marketable securities of $226.6 million as of September 30, 2022 is sufficient to fund our current and planned operations for at least the next twelve months from the date of this filing on Form 10-Q. These funds in combination with additional expected milestone proceeds from our China Out-License of $30.0 million through 2024 ( $10.0 million of which is expected to be received in December 2022 and $5.0 million during the first quarter of

2023), are expected to provide sufficient capital resources to fund our planned pipeline development, operating expenses, and capital expenditure requirements at least into 2026.
Our cash runway estimate on revenue and expense assumptions may require future adjustments. Accordingly, we may require additional capital resources earlier than we currently expect. We also anticipate having at least $80.0 million of available capital from our Credit Facility through December 2023 (excluding our $20.0 million draw in February 2022) and an additional $75.0 million of availability through maturity in February 2027.
Shelf Registration Statement

On November 1, 2021, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 (the “Shelf Registration Statement”), which permitted us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. We have approximately $220 million remaining under our Shelf Registration Statement, after giving effect to the Follow-On Public Offering (but inclusive of the sales agreement prospectus described below). Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies, or businesses. We completed the Follow-On Public Offering under this Shelf Registration Statement.

Also, as part of this Shelf Registration Statement, we concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM (the “ATM Agreement”) with Jefferies LLC. Through the date of this Form 10-Q filing, we have not sold any shares of our common stock under the ATM Agreement.

Other Liquidity Risks
To date, we have not generated any product sales, though we have recognized revenue and cash receipts from our China Out-License. We do not expect to report any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and then (3) successfully commercialize our product candidates or enter into other collaborative agreements for our product candidates with third parties. We do not know with certainty when, or if, any of these items will ultimately occur.
We expect to incur significant operating losses for the foreseeable future, and expect these losses to further increase, as we ramp up our clinical development programs and as we prepare for the potential launch of TP-03. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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
•the amount and timing of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(38,156)	$15,869
Investing activities	(57,410)	(312)
Financing activities	93,723	95
Net (decrease) increase in cash and cash equivalents	$(1,843)	$15,652
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $38.2 million for the nine months ended September 30, 2022. In this period, we recognized $15.8 million of "license fees" and "collaboration revenue" in connection with our China Out-License, of which we received $15.0 million in June 2022. Our cash payments to vendors totaled $38.4 million and payroll-related cash payments (inclusive of 2021 bonus payouts) totaled $14.0 million. In addition, we made contractual payments of $1.8 million to our lotilaner licensor as required by our in-license agreements.

Net cash provided by operating activities was $15.9 million for the nine months ended September 30, 2021. In this period we recognized $56.7 million of "license fees" and "collaboration revenue" from the China Out-License transaction, of which we received $55.0 million during that period. Our cash payments to vendors totaled $32.6 million and payroll-related cash payments (inclusive of 2021 bonus payouts) totaled $6.9 million. We also made $4.5 million of payments to our lotilaner licensor as required by our in-license agreements.
Net Cash Used in Investing Activities
Net cash used in investing activities was $57.4 million for the nine months ended September 30, 2022, and primarily relates to $57.0 million of purchases of investment securities and $0.4 million of purchases of leasehold improvements for our laboratory and administrative offices and various purchases of office equipment.
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2021, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of computer hardware, software, and office equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $93.7 million for the nine months ended September 30, 2022, and includes (i) $74.4 million of net proceeds from the issuance of common stock upon our Follow-On Public Offering, (ii) $20.0 million of proceeds from our Credit Facility, partially offset by $0.9 million of issuance costs, and (iii) $0.2 million of proceeds from our employee stock purchase plan.
Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2021 associated with the proceeds from stock option exercises.
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
There were no material changes to our previously reported "Critical Accounting Policies" during the nine months ended September 30, 2022.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2022.
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
We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $226.6 million, consisting of interest-bearing money market accounts, U.S. Treasury securities, commercial paper and corporate debt securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of September 30, 2022, we had $20.0 million of debt principal outstanding. Our Credit Facility bears interest at an annual rate equal to the greater of (i) the Wall Street Journal prime rate plus 5.20% or (ii) 8.45%. As of September 30, 2022, the resulting coupon interest rate was 11.45% (and further increased to 12.20% in November 2022). A hypothetical interest rate of 20% would have resulted in reported interest expense of $1.0 million and $3.0 million for the three and nine months ended September 30, 2022, respectively.
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

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement on Form S-1 (File No. 333-249076), declared effective by the SEC on October 15, 2020, and the related final prospectus, dated October 15, 2020, filed with the SEC on October 16, 2020, pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
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

Date:	November 9, 2022

TARSUS PHARMACEUTICALS, INC.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Director)

Date:	November 9, 2022

/s/ Leonard M. Greenstein
Leonard M. Greenstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)