Form 10-K
period 2022-12-31
Tarsus Pharmaceuticals, Inc.
filed 2023-03-17
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2022, was approximately $180.5 million. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 9, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 26,731,663.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ from expected results include, among others:
•our ability to obtain regulatory approval and successfully commercialize TP-03 for the treatment of Demodex blepharitis;

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
•the impact of health epidemics, including COVID-19, on our business and operations;
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
•our competitive position;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our Initial Public Offering and subsequent follow-on public offerings, and credit facility.

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

•We are heavily dependent on the success of our lead product candidate, TP-03 for the treatment of Demodex blepharitis. If we are unable to successfully obtain regulatory approval for, or commercialize, TP-03, or experience significant delays in doing so, our business will be materially harmed.

•Even if TP-03 or any other product candidate that we develop receives marketing approval, we may not be successful in educating eye care physician ("ECPs"), and the market about the need for treatments specifically for Demodex blepharitis and or other diseases or conditions targeted by our product candidates, and TP-03 or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

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

•We contract with third parties for the manufacture of our product candidates for preclinical studies, clinical trials and for eventual commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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
We intend to further advance our pipeline with lotilaner API to address several diseases across therapeutic and/or prophylactic categories in human medicine, including eye care, dermatology, and other diseases. We are investigating the development of product candidates to address targeted diseases with high unmet medical needs, which currently include TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme disease prophylaxis and community malaria reduction.

TP-03 for the Potential Treatment of Demodex Blepharitis

We designed TP-03 to target and eradicate the root cause of Demodex blepharitis – Demodex mite infestation. The API of TP-03, lotilaner, paralyzes and eradicates mites as well as other parasites through the inhibition of parasite-specific GABA-Cl channels.

To date, we have completed seven clinical trials for TP-03 in Demodex blepharitis that include a Phase 1 trial (the "Hyperion trial"), four Phase 2 trials, a Phase 2b/3 trial (the "Saturn-1 trial"), and the Phase 3 trial (the "Saturn-2 trial"). Each of these trials for TP-03 met primary, secondary and/or certain exploratory endpoints, with the drug well tolerated. In November 2022, we announced that the New Drug Application ("NDA") submission package for TP-03 for the treatment of Demodex blepharitis was accepted by the U.S. Food and Drug Administration ("FDA"), with a stated Prescription Drug User Fee Act ("PDUFA") decision date of August 25, 2023. We believe TP-03 has the potential to be the first therapeutic approved by the FDA and become the definitive standard of care for the treatment of Demodex blepharitis.

TP-03 for the Potential Treatment of Meibomian Gland Disease (MGD)

We are also exploring the therapeutic potential of TP-03 for a second ophthalmic condition, MGD, commonly characterized as a clogging or destruction of the meibomian glands that secrete a substance that helps stabilize the ocular surface and can result in tear film deficiency, and is one of the leading causes of dry eye disease. There are no FDA-approved therapeutics for MGD. In the U.S., MGD prevalence has been found to be approximately two-thirds of the estimated 34 million dry eye patient population. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD have been shown to be correlated with infestation of Demodex brevis and/or decreasing inflammation of the eye lid due to Demodex.

In August 2022, we announced the enrollment of our first patient in the Phase 2a clinical trial (the "Ersa trial") studying TP-03 for the treatment of MGD in patients with Demodex blepharitis. We expect to report topline data from the Ersa trial during the second half of 2023.

TP-04 for the Potential Treatment of Rosacea

Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. According to the U.S. National Rosacea Society, approximately 16 million people in the U.S. are affected by rosacea and rosacea prevalence can represent up to 5.4% of the global population. We conducted a Phase 1 clinical study with TP-04 and initiated a Phase 2a trial (the "Galatea trial") in March 2023, for the treatment of TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea.

TP-05 for the Potential Prevention of Lyme Disease

In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial (the "Callisto trial") and enrollment of the first patient in the Phase 2a clinical trial (the "Carpo trial"). The Callisto and Carpo trials are designed to evaluate TP-05, a novel investigative oral, non-vaccine prophylactic for the potential prevention of Lyme disease. The Callisto trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and pharmacokinetics ("PK") of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. PK data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral therapy regimen, supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, an exploratory ex-vivo tick kill study that utilized serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks. The Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans, is a randomized, double-blind trial that will evaluate the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. We expect to report topline data from the Carpo trial during the second half of 2023.

We are investigating the development of TP-05 as an oral formulation that is designed as a prophylactic against Lyme disease to eradicate the tick before it can transmit the Borrelia burgdorferi infection. There are approximately 80 million people in the U.S. at risk of Lyme disease exposure, more than 27 million of which are at moderate to high risk and there are greater than 400,000 reported cases in the U.S. each year, which is believed to be an underestimation of the actual cases. Lyme disease can potentially cause severe, often debilitating symptoms with permanent and irreversible damage. The disease can result in inflammation, nerve, joint and muscle pain or swelling, numbness, shortness of breath and - in severe cases neurological complications such as facial palsy, vision issues and meningitis, including severe headaches and neck stiffness. Lyme disease can often go undetected and untreated because the ticks are not always noticed before they transmit the disease. People who are in high risk areas and/or spend extended amounts of time outdoors in wooded, grassy areas are at higher risk of contracting the infection. Data from the Centers for Disease Control and Prevention ("CDC") show that the risk of Lyme disease is spreading to new geographical areas, resulting in a significant need for prophylactic solutions. Currently, there are no FDA-approved pharmacological prophylactic options for Lyme disease. We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner, a well-characterized anti-parasitic agent that paralyzes and kills infected ticks attached to the human body before they can transmit the Borrelia burgdorferi infection that causes Lyme disease. The ticks are paralyzed and eradicated by lotilaner through selective targeting of parasite-specific GABA-CI channels.

The following pipeline chart presents our wholly-owned product candidates and clinical development status:

Figure 1: Pipeline Chart

Advancing and Monetizing Our Pipeline

Tarsus Product Portfolio

Product Candidate	Indication	Formulation	Preclinical	Phase 1	Phase 2	Phase 3	Anticipated Milestone
TP-03	*Demodex* blepharitis (WW)	Eye drop	**NDA accepted November 2022**				FDA Approval PDUFA Aug. 25, 2023
TP-03	*Demodex* blepharitis (EU)	Eye drop	***Preservative-free formulation to be evaluated after FDA approval***				
TP-03	Meibomian Gland Disease (WW)	Eye drop	**Ersa Phase 2a**				Phase 2a data expected in 2H 2023

Existing and Potential Partnership Opportunities

Product Candidate	Indication	Formulation	Preclinical	Phase 1	Phase 2	Phase 3	Anticipated Milestone
TP-03	*Demodex* blepharitis and Meibomian Gland Disease (Greater China)	Eye drop	**Libra Phase 3**				Phase 3 data expected in 2025
TP-03	*Demodex* blepharitis (OUS)	Eye drop	Active partnering discussions				
TP-04	Rosacea (WW)	Topical	**Galatea Phase 2a**				Initiated Phase 2a in 1Q 2023
TP-05	Lyme disease prevention (WW)	Oral tablet	**Carpo Phase 2a**				Phase 2a data expected in 2H 2023

1 | © Tarsus Pharmaceuticals

WW    Worldwide
EU    European Union
OUS    Outside the U.S.

Our Strategy

Our goal is to transform the treatment of Demodex blepharitis with a first ever FDA approved pharmaceutical therapeutic, and to develop our pipeline of innovative therapies that target certain parasite-mediated diseases with large market opportunities. We intend to achieve these goals by pursuing the following key strategic objectives:

•
Advance TP-03 to eventual approval for the treatment of Demodex blepharitis. In February 2022, we completed enrollment of our second and final TP-03 pivotal trial, the Saturn-2 trial. In May 2022, we announced positive topline results of the Saturn-2 trial, which enrolled 412 adults having, among other things, more than ten collarettes per lid and at least mild lid erythema. All pre-specified primary and secondary endpoints were met, TP-03 was well tolerated and complete resolution of Demodex blepharitis was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%). We utilized the data from the Saturn-2 and Saturn-1 trials to support the submission of our NDA with the FDA for TP-03 for the treatment of Demodex blepharitis. In November 2022, we announced the acceptance of our NDA by the FDA, with a stated PDUFA decision date of August 25, 2023.

•
Educate ECPs and establish our own specialty sales organization to commercialize TP-03 in the U.S. If approved by the FDA for Demodex blepharitis, we intend to commercialize TP-03 by developing our own sales organization targeting a subset of the approximately 15,000 prescribing ECPs in the U.S. Our commercialization efforts will include educating ECPs on the simplicity and speed of diagnosing Demodex blepharitis through a standard eye examination.

•
Expand the eye care applications of TP-03 for other indications, including MGD. Similar to blepharitis, MGD may also be caused by Demodex infestation, and we intend to explore TP-03 in this indication. We plan to advance the Ersa trial for MGD, with topline results expected during the second half of 2023.

•
Continue to advance and expand our pipeline, bringing novel products utilizing lotilaner to unmet needs across human medicine, including rosacea and, Lyme disease prophylaxis. The mechanism of lotilaner coupled with our insights into disease where it can demonstrate clinical benefit, provides an opportunity to expand into new indications for treatment or prevention. In December 2022, we announced positive topline data from the Callisto trial, designed to evaluate TP-05 for potential Lyme disease prophylaxis. The topline data showed that TP-05 is well tolerated and that safety data supports progression to the Phase 2a Carpo trial, which we initiated in December 2022. Topline data from the Carpo trial is expected in the second half of 2023. We initiated the Galatea trial for the potential treatment of rosacea in March 2023.

•
Evaluate and selectively enter collaborations to maximize the potential of our pipeline and the scope of our eye care product offerings. Apart from the recent out-license agreement (the "China Out-License Agreement") with LianBio Ophthalmology Limited ("LianBio") of TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory as noted above, we have retained our rights globally to all of our indications for use in humans, including our lead product candidate, TP-03, for the potential treatment of Demodex blepharitis and MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. Given the potential to treat patients worldwide we may opportunistically enter into additional strategic collaborations around certain product candidates, disease and/or geographic regions.

Blepharitis: Market Overview

Blepharitis is a common, chronic ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation. It is also a progressive disease that often manifests with more severe symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and potentially, in extreme cases, blindness. We believe that the number of Demodex blepharitis patients in the U.S. may be as high as approximately 25 million based on 'Trattler W, et al. Clin Opthalmol. 2022;doi:10.2147/OPTH.S354692' (Titan study), indicating approximately 58% of patients presenting to eye care clinics have collarettes and that at least 45 million people annually visit an eye care clinic as reported by Saydah et al. JAMA Opthalmol. 2020;138(5):479-489.doi:10.1001/jamaopthalmol.2020.0273. In addition, there is growing awareness among ECPs of the pathognomonic sign of Demodex infestation called collarettes or cyclindrical dandruff; which is a specific type of debris found at the base of the eyelashes. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs as part of a standard eye examination. The prevalence of Demodex blepharitis increases progressively with aging, which is one main risk factor for the disease, though other frequently presenting patients can also suffer from dry eye, contact lens intolerance, and cataracts. These patients commonly present to the offices of ECPs for other ophthalmic diseases besides blepharitis, such as cataract surgery evaluation and contact lens discomfort. Accordingly, we believe that there is significant opportunity to increase the diagnosis rate of Demodex blepharitis through ECP and patient education that encourages examination of the disease in standard practice.

Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the disease amongst ECPs, there are no FDA-approved therapeutics for the treatment of blepharitis let alone Demodex blepharitis. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases, with limited treatment alternatives, there are already approximately 1.5 million annual Demodex blepharitis diagnoses in the U.S. based on findings from a U.S. prevalence study (the "Titan study") and data that show blepharitis classified per the International Classification of Diseases, Tenth Revision, Clinical Modification ("ICD-10-CM"). Demodex blepharitis is currently treated with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products, which often show sub-optimal efficacy, are poorly tolerated and may lead to significant irritation and dissatisfaction for patients. Furthermore, these treatments do not typically eradicate the Demodex mites, which are the root cause of Demodex blepharitis.

We have conducted epidemiology and market research on the prevalence of blepharitis and potential adoption of TP-03. Our research indicates approximately 58% of patients presenting to ECP offices have collarettes and, based on Gao et al. (2005): High Prevalence of Demodex in Eyelashes with Cylindrical Dandruff. Invst Ophth and Vis Sci, September 2005, Vol. 46, No. 3089-3094 (the “Gao Study”), all patients with collarettes were also found to have Demodex mites. In addition, our market research suggests the potential for a high level of adoption of TP-03, if approved. In our surveys, we interviewed approximately 250 ECPs, over 90% of whom indicated they would prescribe an FDA approved prescription therapy as a first-line treatment for Demodex blepharitis. Further, patients continue to have underlying risk of Demodex infestation, as there could be a recurrence or reinfestation based on the presence of Demodex mites in the facial pores even after eradication of Demodex mites from the eyelid. Our Phase 2 data from the Mars clinical trial (evaluated the safety and efficacy of TP-03 with a 28-day twice per day (“BID”), dosing regimen, with exploratory endpoints including collarette grade and mite density) and Phase 2b Jupiter clinical trial (a randomized, controlled double-blind trial with mite density and collarette grade as primary and secondary endpoints, respectively) followed patients to one year after four week treatment and showed meaningful recurrence of Demodex blepharitis within six to nine months, which increased considerably one year after treatment. Additionally, the results from the observational extension study of the Phase 2b/3 Saturn-1 trial (the "Saturn-1 Extension study"), showed meaningful collarette reduction in 63% of the patients at one year following a six week treatment. We believe there is a significant opportunity to increase the diagnosis rate of Demodex blepharitis and build a significant new market with the potential approval of a therapy that addresses the underlying cause of the disease.

Blepharitis Overview

Blepharitis

Blepharitis is a common chronic ophthalmic lid margin disease, which may lead to or exacerbate ocular surface disease. Blepharitis is characterized by inflammation of the eyelid margin, redness and ocular irritation, and is primarily diagnosed and treated by ECPs, including ophthalmologists and optometrists. Typical signs and symptoms of blepharitis include debris on the eyelashes, redness of the eye and eyelid, missing or misdirected eyelashes, blurring of vision, irritation, lid itchiness and ocular discomfort. Blepharitis is challenging to manage, recurs frequently, and its progression can lead to scarring of the eyelid, loss of proper eyelid and tear-film function, eyelid and lash abnormalities, inflammation of the conjunctiva and surrounding skin, suboptimal surgical outcomes, corneal damage, and potentially in extreme cases, blindness. Further, according to studies we have conducted, approximately 56% of cataract patients have Demodex infestation, which may increase the risk for infection after cataract and refractive surgery. Therefore, treating Demodex blepharitis may potentially improve patient satisfaction with cataract and refractive surgery. Additionally, the primary reason people stop wearing contact lenses is due to discomfort; blepharitis has been shown to cause contact lens intolerance. Therefore, treating Demodex blepharitis may reduce contact lens intolerance. We believe these benefits may lead to better vision and improved activities of daily living for patients.

Multiple factors can cause blepharitis, including infestation by Demodex mites, bacterial infection, clogging of the meibomian glands and seborrheic dermatitis.

The following images illustrate representative eyelids with Demodex blepharitis demonstrating the characteristic sign of collarettes:

Figure 2: Eyelids With Demodex Blepharitis

Demodex Blepharitis

Demodex infestation is a major cause of blepharitis, and we estimate that the number of Demodex blepharitis patients in the U.S. may be as high as approximately 25 million. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases, with limited treatment options, there are already an estimated 1.5 million annual Demodex blepharitis diagnoses in the U.S. based on the Titan study and coding for blepharitis classified per the ICD-10-CM. Demodex mites are the most common ectoparasite found on humans and are more likely to cause infestation and disease with aging. Demodex blepharitis typically presents bilaterally in patients with the disease. There are two species of Demodex, folliculorum and brevis, that live on the skin of the face and eyelids. Demodex folliculorum, which is commonly found in the follicle, is the more common sub-species of mite that causes Demodex blepharitis.

The pathognomonic sign of Demodex blepharitis is a specific type of eyelid debris known as the collarette, which is also sometimes referred to as cylindrical dandruff or waxy scurf. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs with a standard eye examination known as the slit lamp examination. Other bothersome signs and symptoms of Demodex blepharitis that can lead to further disease progression include missing or misdirected eyelashes, crusting, redness of the lid margin, inflammation of the lid margin, inflammation of the conjunctiva and/or inflammation of the cornea, also known as blepharoconjunctivitis and blepharokeratitis. Demodex blepharitis is a progressive disease that often manifests with more severe signs and symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and potentially, in extreme cases, blindness. Furthermore, Demodex blepharitis can negatively impact daily activities and create an emotional burden for individuals with the disease.

The following figures illustrate how Demodex folliculorum mites enter and reside in the eyelash follicles:

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

3)
Bacterial: Bacteria living on the mite surface or in its gut may cause inflammation of the surrounding ocular tissues. As mites scratch and feed on the skin, the partially digested epithelial cells, keratin, mite waste and eggs combine to form collarettes. These collarettes are typically found at the base of the lash but can migrate away as the hair shaft grows.

The following figure illustrates collarettes at the base of an eyelash:

Figure 4: Collarettes Are the Pathognomonic Sign of Demodex Blepharitis

The Gao study confirmed the pathognomonic relationship of the collarette to Demodex infestation. The study included 55 patients seen at the Ocular Surface Center in Miami, Florida to determine the prevalence of Demodex in eyelashes with collarettes. All patients underwent a routine, complete eye examination and external photography. Patients were divided into three main groups: those with collarettes; those without collarettes and those who had been using daily lid scrubs for a full year; and as well as those without collarettes who were not using daily lid scrubs. Of the thirty-two patients in the study, 100% of patients with at least one collarette had Demodex present. Those patients without collarettes were divided into two groups; patients who were using lid scrubs for a full year and those who were not. Only 7% (n=15) of patients without collarettes and who were not performing the daily lid scrubs had Demodex, while 50% (n=8) of those subjects without collarettes, but who were using daily lid scrubs with shampoo for a full year, had Demodex infestation, implying that hygiene alone did not eradicate the mites. All 55 patients were seen at one location and may not be representative of the U.S. population. However, subsequent studies including the two TP-03 pivotal Saturn studies that had >800 patients, consistently demonstrate a correlation between the presence of collarettes and Demodex mites.

Demodex blepharitis can be diagnosed by ECPs with a slit lamp examination, by confirming the presence of collarettes. The slit lamp examination is routinely performed by ECPs as part of standard practice during a customary eye examination, so diagnosing Demodex blepharitis via presence of collarettes would not involve any additional equipment, training or workflow alterations on the part of the ECP.

Current Treatment Options and Their Limitations

Demodex blepharitis is currently treated with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye.

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

According to the Titan real-world prevalence study, 75% of patients using tea tree oils and 57% of those using lid wipes were found to have a high prevalence of collarettes, indicating that current management tools for this disease are largely ineffective. The Titan study was an IRB-approved, retrospective chart review of 1,032 patients across six U.S.-based ophthalmology and optometry practices conducted by seven investigators. The study was designed to better understand the prevalence of Demodex blepharitis via collarettes in U.S. eye care clinics.

Our Approach: Treating Demodex Mites, a Root Cause of Disease

To address these limitations and high unmet need for effectively treating Demodex blepharitis, we are developing TP-03, formulated as an eye drop, which we believe, if approved, has the potential to become the standard of care for Demodex blepharitis. TP-03 is a novel therapeutic based on the drug, lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels. To date, TP-03 has successfully met the primary and secondary endpoints, as applicable, in the completed Phase 2b/3 Saturn-1 and Phase 3 Saturn-2 randomized, placebo controlled pivotal trials, as well as each of the four completed Phase 2 trials. TP-03 was generally well tolerated throughout these trials. As a result, we believe that TP-03 has the potential to be the first ever approved therapeutic for Demodex blepharitis.

TP-03 Eye Drops – Mechanism of Action

The active ingredient in TP-03 eye drops is lotilaner, a member of a new class of anti-parasitic molecules called isoxazolines. It is a potent non-competitive antagonist of insect and arachnid GABA-Cl channels. Lotilaner is designed to eradicate Demodex mites by selectively inhibiting GABA-Cl channels, causing mite paralysis and eventual death. It has demonstrated no binding to human GABA-Cl and other ion channels (e.g. hERG) and thus likely has no known impact on the human nervous system. Lotilaner is a lipophilic molecule, which may promote its uptake in the oily sebum of the hair follicle, where the mites reside. In clinical trials, TP-03 is topically applied to the eye twice daily to ensure delivery of the drug to the eyelid margin. Following mite eradication, collarettes eventually clear from the eyelid since they are composed of mite-related waste.

The following figures illustrate the intended paralysis of mites in the hair follicle by TP-03 administration:

Figure 5: Progression of TP-03 Application, Mite Paralysis and Eradication

Clinical Development Program

To date we have completed one Phase 1 trial, four Phase 2 trials, one Phase 2b/3 trial, and one Phase 3 trial for TP-03 in Demodex blepharitis, all of which met primary, secondary and/or certain exploratory endpoints, while demonstrating the drug was well tolerated. The TP-03 pivotal trial results (Phase 2b/3 and 3) supported the TP-03 NDA package submitted to the FDA for the treatment of Demodex blepharitis, and in November 2022, we announced the acceptance of our NDA submission package by the FDA with a PDUFA decision date of August 25, 2023.

The Saturn-2 Trial

In May 2021, we initiated the Saturn-2 trial. It was a randomized, controlled, multicenter, double-masked trial studying the safety and efficacy of TP-03 for the treatment of Demodex blepharitis. The Saturn-2 trial was similar in design and size to Saturn-1, which met the primary and all secondary endpoints. The Saturn-2 trial's primary endpoint was the proportion of patients achieving collarette cure, defined as zero to two collarettes per lid. Secondary endpoints included the eradication of Demodex mites and the proportion of patients achieving a cure based on a composite of collarette cure and erythema cure (eyelid redness). A statistically significant outcome for primary efficacy endpoints is typically one of the requirements for FDA approval of a product. A statistically significant outcome indicates that the probability of the outcome occurring at random is less than the pre-established allowed error level, frequently set at 0.05 (or 1 in 20).

In May 2022, we announced positive topline results of the Saturn-2 trial, our second TP-03 pivotal trial. The Saturn-2 trial enrolled 412 adults having, among other things, more than ten collarettes per lid and at least mild lid erythema. All pre-specified primary and secondary endpoints were met, TP-03 was well tolerated and complete resolution of Demodex blepharitis was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

Primary Endpoint:
•56% of patients on TP-03 achieved complete collarette cure, defined as zero to two collarettes per lid at day 43, compared to 13% on vehicle (p<0.0001).

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

Safety Profile:
•Consistent with the results from Saturn-1, Saturn-2 demonstrated that TP-03 was well tolerated with a safety profile similar to the vehicle group.
▪91% of TP-03 patients reported that the drop comfort was neutral to very comfortable.
▪There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

Additional Analysis:
▪89% of patients on TP-03 achieved a clinically meaningful collarette reduction, defined as zero to ten collarettes per lid at day 43 compared to 33% of those on vehicle (p<0.0001).

The Saturn-1 Trial

The Saturn-1 trial was a randomized, controlled, multi center, double-masked Phase 2b/3 trial that evaluated the safety and efficacy of TP-03 in adults with Demodex blepharitis. In September 2020, we commenced the Saturn-1 trial and completed enrollment of 421 patients aged 18 and over having more than ten collarettes on the upper lid and at least mild erythema of the upper eyelid margin. Each patient had at least 1.5 mites per lash on the upper and lower eyelids combined. One drop of TP-03 was self-administered twice per day in each eye for six weeks. Enrolled patients received no treatment for blepharitis symptoms (i.e. lid hygiene) during the trial or 14 days prior to enrollment. The primary endpoint was complete collarette cure (grade zero defined as - zero to two collarettes per lid) and the secondary endpoints included complete mite eradication (mite density of zero mites per lash) and composite cure (the presence of zero to two collarettes on the upper eyelid and the absence of erythema (redness)).

In June 2021, we announced positive results of the Saturn-1 trial. The pre-specified primary and secondary endpoints were met, and complete resolution of Demodex blepharitis signs (e.g. grade zero collarettes) was demonstrated in patients treated with TP-03 (lotilaner ophthalmic solution, 0.25%).

44% of patients on TP-03 achieved the primary endpoint of complete collarette reduction at day 43 compared to 7% on vehicle (p<0.0001). 81% of patients achieved a significant, clinically meaningful collarette count reduction defined as zero to ten collarettes per lid at day 43 compared to 23% of those on vehicle (p<0.0001). Additionally, a significant, clinically meaningful collarette reduction was seen in 23% of patients on TP-03 compared to 11% on vehicle as early as day 8 (p=0.0003).

The secondary endpoint of complete mite eradication achieved statistically significant results by day 15, and 68% of patients on TP-03 achieved mite eradication compared to 18% on vehicle (p<0.0001) at day 43.

For composite cure, 13.4% of patients on TP-03 achieved a complete cure based on a composite endpoint of collarette cure and erythema cure compared to 1.0% on vehicle (p<0.0001) at day 43. Results for complete erythema cure (19% of patients on TP-03 compared to 7% of patients on vehicle, p<0.0001) and one grade or more erythema improvement (45% of patients on TP-03 compared to 28% of patients on vehicle, p=0.0002) were also statistically significant. Additionally, 92% of TP-03 patients reported that the drop comfort was neutral to very comfortable. There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.

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

We also announced results from an additional Saturn-1 safety analysis, which reinforced TP-03’s positive profile, revealing that TP-03 had no clinically significant adverse effect on multiple safety measures including Corrected Distance Visual Acuity ("CDVA"), corneal staining, and intraocular pressure ("IOP"), and no significant findings from slit lamp biomicroscopy or fundus exam in the study. In addition, no impact to endothelial cell density ("ECD") was demonstrated in a subset of 21 patients. ECD was further evaluated as part of the Saturn-2 trial plan and also demonstrated no impact. We believe that the results from our Saturn-1 trial, along with previously announced data, reinforce TP-03's potential, if approved.

Phase 2 Clinical Trials

We have completed four Phase 2 clinical trials to date, along with one additional ex vivo study, which included our Mars, Jupiter, Io, and Europa clinical trials. Key efficacy endpoints for our Mars and Jupiter clinical trials included collarette grade and mite density and key efficacy endpoints for our Io and Europa clinical trials included collarette cure rate based on collarette grade, which we refer to herein as collarette cure rate, and mite eradication rate. TP-03 met its primary, secondary and/or certain exploratory endpoints, as applicable, in such trials, and showed statistically significant cure and eradication rates in Io and Europa. TP-03 was generally well tolerated throughout these trials.

Commercial Strategy for Demodex Blepharitis Launch

If approved, we plan to commercialize TP-03 in the U.S. with a specialty sales force, social and digital media, and ECP education campaigns to targeted prescribing ophthalmologists and optometrists. In our work with key opinion leaders and various associations to increase Demodex blepharitis awareness and education, we have highlighted prevalence, impact, and simplicity of diagnosis of Demodex blepharitis. Our goal is to educate ECPs about the prevalence of Demodex blepharitis, simplicity and efficient diagnosis and the positive profile of our products. In addition to educating ECPs, we believe that patient awareness and identification is important and plan to increase awareness through education and marketing efforts directed toward patients.

Consistent with our goal to educate ECPs, we have recently hired a field medical team that is actively communicating with our key ECPs across the country. We have also launched a physician facing disease education campaign geared at increased disease awareness and encouraging ECPs to more proactively diagnose Demodex blepharitis by incorporating eyelid screening as part of their routine exams.

Development of TP-03 for Meibomian Gland Disease (MGD)

Beyond Demodex blepharitis, we intend to explore the clinical potential for TP-03 in MGD, a chronic abnormality of the meibomian glands, which are glands on the inner part of the eyelid that secrete lipids and other molecules that are critical to maintaining a healthy tear film on the surface of the eye. MGD is commonly characterized in part by a widespread clogging or destruction of the meibomian glands that can result in tear film deficiency and is one of the leading causes of dry eye disease. In the U.S., MGD prevalence has been found to be approximately two-thirds of the estimated 34 million dry eye patient population. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD have been shown to be correlated with Demodex brevis infestation. While dry eye is a multi-factorial disease, TP-03 is designed to relieve some of the key elements that may be contributing to MGD by virtue of causing the death of the Demodex brevis mites as well as decreasing the inflammation of the eyelid caused by Demodex blepharitis. In August

2022, we announced the enrollment of our first patient in the Phase 2 Ersa trial studying TP-03 for the treatment of MGD. We expect to report topline results during the second half of 2023.

There are no FDA-approved therapeutics for MGD, which is currently treated with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye. MGD is also treated with in-office device procedures for gland expression (de-clogging) by an ECP. Despite these existing treatments, there is still a significant need for an effective prescription therapeutic in MGD.

The following figures illustrate a representation of Demodex mites infesting the meibomian gland:

Figure 6: Demodex Mites Infesting the Meibomian Gland

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

The cause of rosacea remains multifactorial but there is increasing evidence that Demodex mites play a role in the disease. Studies have found a correlation between Demodex infestation and rosacea, with a higher density of Demodex mites found in the skin of rosacea patients than in controls. A proposed theory suggests that the Bacillus oleronius bacteria has a pathogenic role, contributing to skin inflammation and the signs and symptoms of rosacea; these bacteria are also known to be sensitive to the antibiotics typically prescribed to treat rosacea. Meanwhile, Demodex mites have been shown to carry Bacillus oleronius in their digestive tracts, suggesting that Demodex may contribute to rosacea by being a transporter for the bacteria that causes the disease. Furthering that point, there is evidence to suggest that Bacillus oleronius forms a symbiotic relationship with Demodex, and that both species must be present in order to cause the signs and symptoms of rosacea. Other bacteria such as Staphylococcus epidermidis, also potentially carried by Demodex mites, may play a role in the disease as well.

Current Treatment Options and Their Limitations

Rosacea is currently treated through topical anti-parasitic creams like ivermectin and other topicals including azelaic acid, and antibiotics like metronidazole, as well as other therapies such as alpha agonists. An estimated 50% of rosacea patients are on at least one prescription topical treatment. A current standard of care, is an anti-parasitic drug composed of 1% ivermectin cream, but is only modestly effective, takes 8 to 12 weeks to show efficacy and is around approximately $700 wholesale acquisition cost for a 30-day supply.

Other available products include Galderma's Epsolay, a topical cream containing 5% encapsulated benzoyl peroxide and Journey Medical Corporation's Zilxi, a topical foam containing 1.5% minocycline is being commercialized for the treatment of Subtype II rosacea, characterized by small, dome-shaped erythematous papules that resemble acne but are associated with burning and stinging sensations.

While current treatments can address the symptoms of the disease by reducing redness and decreasing papules and pustules, for the majority of patients, complete clearance of these features is not currently achievable and there still exists an unmet medical need.

Our Approach: TP-04 Topical Formulation for Rosacea

To address this unmet need in the rosacea market, lotilaner is being developed as a topical dermatology product, TP-04, initially for the treatment of a more severe form of rosacea, PPR. It is designed to be active after topical administration in skin with no systemic activity. Lotilaner’s mechanism of targeting and killing Demodex mites has been established through our preclinical study and clinical trials evaluating TP-03 in Demodex blepharitis, which is why we believe it may be effective in another Demodex driven disease. We believe we can improve upon existing treatments in the market, like ivermectin cream (Soolantra), with an API that is potentially more effective (longer half-life, more lipophilic, greater therapeutic window). We believe a longer half-life leads to a more durable and long-lasting treatment and that more lipophilicity is expected to provide better bioavailability in the sebum in the follicle and sebaceous glands where mites reside, thus increasing the opportunity to target and eradicate mites and a greater therapeutic window. We further believe there is potential for TP-04 to be evaluated in combination with topical anti-inflammatory agents or vasoconstrictors.

We have completed the initial preclinical studies for TP-04 and have selected a topical formulation for early clinical studies. We intend to leverage systemic preclinical data from our TP-03 program (such as embryofetal development studies, genotoxicity studies and safety pharmacology studies, and augment with the dermal toxicology studies. We plan to evaluate whether TP-04 is safe and effective at treating the symptoms of PPR in the Galatea study, a Phase 2a trial being conducted in Canada, and in March 2023 announced the initiation of this trial. Prior to commencing clinical trials in the U.S. for TP-04, we will need to obtain an investigational new drug application ("IND") from the FDA.

TP-05 Oral Formulation for the Potential Prophylactic Protection against Lyme Disease

Lyme Disease

Lyme disease is the most common vector-borne disease in the U.S., caused by infection of Borrelia bacteria following bite by a tick vector, predominantly ticks of the Ixodes genus (namely Ixodes scapularis in the U.S.). There are approximately 80 million people in the U.S. at risk of Lyme disease exposure, over 27 million of which are at moderate to high risk and there are greater than 400,000 reported cases in the U.S. each year, which is believed to be an underestimation of the actual cases. We estimate a greater than $1.3 billion impact to the U.S. healthcare system as a result of Lyme disease. Lyme disease occurs most commonly in geographical areas where the Ixodes scapularis tick is prevalent, namely in the Northeast and Mid-Atlantic regions of the U.S., but also in other regions of the U.S. Lyme disease also occurs in certain parts of Europe, typically resulting from a different Ixodes species vector.

The mechanism of Lyme disease infection is well understood. Borrelia bacteria colonizes the salivary glands of the ticks, and the infected saliva is transmitted to the human host when a tick attaches to a person for feeding. The transfer usually occurs at the conclusion of the feeding and therefore, the probability of Borrelia transmission, and thus the risk of Lyme disease, increases with the duration of the tick’s attachment. Borrelia is rarely transferred during the first or even second day of feeding but transfers quite efficiently during and after the third day of feeding (>48 hours). This window from the time of bite to the time of transmission offers an opportunity for intervention to prevent Lyme disease if the tick can be killed prior to the transfer of the Borrelia bacteria.

Lyme disease can be a serious condition that may affect multiple organ systems and produce a broad range of symptoms. Early symptoms include a localized rash, fever and fatigue. More severe, sometimes chronic, symptoms may evolve as the infection spreads, including fever, muscle and joint pain, peripheral and central neurological deficits and lymphocytic meningitis. Lyme disease can be successfully treated with oral antibiotics when diagnosed sufficiently early, but chronic symptoms can commonly persist beyond antibiotic treatment. Because many people are either undiagnosed or misdiagnosed, the treatment of Lyme disease with antibiotics may be commonly delayed or absent.

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

Moreover, there are currently no FDA-approved small molecules or biologics for the prevention of Lyme disease. A vaccine for Lyme disease, LYMERix, was developed and launched by SmithKline Beecham in 1999. Approximately 1.5 million doses of the vaccine were sold in 1999, but the product was quickly pulled from the market following negative press and a class-action litigation claiming a dangerous side effect profile. We are aware of a second vaccine currently under development by Valneva in partnership with Pfizer for Lyme disease, VLA-15, an mRNA-based vaccine being developed by Yale University, and a pre-exposure prophylaxis injectable therapy being developed by MassBiologics involving a human anti-Lyme monoclonal antibody.

Our Approach: TP-05 Oral Formulation for the Prophylactic Protection against Lyme Disease

Since Borrelia is usually transferred during the second or third day following a tick bite, our approach is to eradicate the tick before it can transmit the bacteria. To do this, we are developing TP-05 as an oral formulation of lotilaner. We are targeting potentially at least 30 days of prophylactic protection against Lyme disease with a simple oral regimen of TP-05. Given that lotilaner was developed specifically, in part, to eradicate ticks with systemic administration to domesticated animals such as dogs or cats, the pharmacology of lotilaner for Lyme prophylaxis is well understood. Similar to its mechanism against Demodex mites, lotilaner is a potent non-competitive antagonist of tick GABA-Cl channels. Antagonism of these channels in ticks induces paralysis and eventual death. The high selectivity for insect and arachnid GABA-Cl channels over human channels where there has been no demonstrated binding, is a highly advantageous part of the profile of the molecule. Extensive preclinical systemic toxicology and safety pharmacology studies have been performed by third parties to date and support advancing TP-05 into clinical development. Lotilaner has a long, approximate 30-day systemic half-life in dogs, which we believe could provide for a convenient oral administration.

In December 2022, we announced positive topline results from the Phase 1 Callisto trial for TP-05, a novel, oral, non-vaccine therapeutic for the prevention of Lyme disease. The Callisto trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and PK of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. Pharmacokinetic data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral regiment supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, exploratory ex-vivo tick kill modeling that utilized serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks. In December 2022, we also announced the initiation of the Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans. The Carpo trial is a randomized, double-blind trial that will evaluate the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05.

There are currently no FDA-approved pharmacological prophylactic options for Lyme disease. We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in development designed to kill ticks to potentially prevent Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner, a well-characterized anti-parasitic agent potentially sufficient to paralyze and kill infected ticks attached to the human body before they can transmit the Borrelia burgdorferi infection that causes Lyme disease.

Chemistry, Manufacturing and Controls ("CMC")

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

The product candidate TP-03 includes the lotilaner, API, formulated into a topical eye drop formulation. Only one dose strength of TP-03 is currently being developed, 0.25% lotilaner solution.

We believe that the existing capacity of our current API supplier will be sufficient to support commercial scale-up, validation and commercial launch activities if TP-03 is approved. Our current supplier currently manufactures current good manufacturing practice ("cGMP") lotilaner at multiple geographically distinct facilities.

Although we have relied on a single supplier for both non-clinical and clinical supply for lotilaner under cGMP protocols and a single CMO to manufacture TP-03 and to perform analytical testing services, it is our intent to identify and qualify additional manufacturers to provide lotilaner and drug product manufacturing and analytical testing services. The drug product manufacturing is a compounding and aseptic filling operation that we believe could be transferred to additional CMOs as necessary. We have identified suppliers for TP-04 topical formulation for rosacea and TP-05 oral formulation for Phase 1/2 trials for Lyme disease.

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

While there are no currently available on-label prescription pharmaceutical treatments available for the treatment of blepharitis or Demodex blepharitis specifically, a number of other treatments are currently available for the treatment of blepharitis in the U.S. Current treatments for blepharitis in the U.S. include over the counter and off-label remedies such as tea tree oil, lid wipes and artificial tears. We are aware of other companies developing prescription therapies for blepharitis, including Azura Ophthalmics, Aperta Biosciences, LLC, Formosa Pharmaceuticals, Inc., Glaukos Corp., Hovione Scientia, Nicox SA, Premark Pharma, Quorum Innovations and Viatris. To our knowledge, Azura Ophthalmics, Aperta Biosciences, LLC and Glaukos Corp. are the only companies currently focused on Demodex blepharitis and Nicox SA and Premark Pharma are the only companies with blepharitis programs that have completed Phase 2 trials.

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

Sales and Marketing

If TP-03 receives marketing approval, we plan to commercialize TP-03 in the U.S. by developing our own sales organization targeting a subset of the approximately 15,000 prescribing ECPs in the U.S. Throughout our commercialization efforts, we have commenced and intend to further educate ECPs on Demodex blepharitis and how to properly diagnose it by having patients look down during a standard slit lamp examination. Given the importance of increasing awareness and educating patients with blepharitis, we have deployed focused social and digital marketing campaigns for TP-03. During 2022, we began the expansion of our commercial organization to support our business growth and the commercial leadership needed for TP-03 commercial launch readiness in the second half of 2023. We expect this commercial expansion to continue with a meaningful ramp during 2023 as part of our TP-03 commercial launch-readiness activities.

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

Our patent portfolio includes a combination of issued patents and pending patent applications licensed from third parties, as well as those assigned solely to us based on our ongoing development activities. The patents and applications in our portfolio can be categorized as related to TP-03, TP-04, TP-05 or future pipeline product candidates and alternative technologies. Some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from Elanco. The patents and patent applications owned by or licensed to us worldwide include approximately 40 issued patents and approximately 57 pending patent applications.

We in-license certain of such patents and patent applications from Elanco. These patents and patent applications relate to lotilaner and are issued or pending in, for example, the U.S., Australia, Brazil, Canada, Chile, China, several European territories, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, South Africa and Taiwan. The licensed-in portfolio includes approximately 38 issued patents and approximately 4 pending patent applications; the issued patents and at least some of the pending patent applications include composition of matter claims. The estimated natural expiration date of the issued in-licensed patents is approximately 2029 with a potential extension until 2032.

Approximately 36 of our owned patents and pending patent applications include treatment and composition of matter claims which relate to our TP-03 product candidate with respect to our lead indication (e.g., isoxazoline parasiticides for the treatment of Demodex blepharitis), as well as other conditions. These pending patent applications include applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, and South Africa. We have two granted patents with treatment claims, U.S. Pat. No. 10,835,517 issued on November 17, 2020, and U.S. Pat. No. 11,197,847 issued on December 14, 2021. The estimated natural expiration date of these issued patents are 2038, and if additional patents issue on these pending applications of ours, the estimated natural expiration dates are between approximately 2038 and 2040.

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

We also protect our brand through trademark rights. We are the registered owner of approximately nine U.S. pending trademark applications. In order to supplement the protection of our brand, we also own at least three registered internet domain name.

License Agreements

January 2019 Elanco In-License Agreement for Skin and Eye Diseases or Conditions in Humans

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

We made a $1.0 million upfront payment at execution of the Eye and Derm Elanco Agreement in January 2019 and also made a required $1.0 million clinical milestone payment in September 2020, associated with the first two U.S. pivotal trials for the treatment of Demodex blepharitis. We paid an additional $2.0 million for our second pivotal trial milestone in April 2021, which was recorded in research and development expense in the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. The Company made a contractual payment of $2.5 million to Elanco following the receipt of $25 million of proceeds from LianBio during the second quarter of 2021. In June 2022, the Company made a contractual prepayment of $1.5 million that can be applied towards any milestones that become due under the Eye and Derm Elanco Agreement and/or the Company’s in-license agreement with Elanco, granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of “all other” diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement”). In December 2022, the Company recognized $0.4 million of cost of license fees and collaboration revenue in the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2022 upon receipt of $10 million of cash proceeds from LianBio for the achievement of a clinical development milestone, which was applied against the $1.5 million prepayment.

In accordance with the terms of the Eye and Derm Elanco Agreement, we are obligated to make further cash payments to Elanco upon our achievement of various clinical milestones up to an aggregate maximum of $3.0 million and various sales milestones up to an aggregate maximum of $79.0 million. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low double-digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to treat or cure any eye or skin disease or condition in humans. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (i) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (ii) the expiration of regulatory exclusivity and (iii) ten years after the first commercial sale of such licensed product in such country. The Eye and Derm Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for eye-related diligence milestones range between 18 months after contract execution to six years after contract execution. The achievement deadlines for dermatological diligence milestones range between 24 months after contract execution to nine years after contract execution.

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

September 2020 Elanco In-License Agreement for All Other Diseases or Conditions in Humans

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

Under the terms of the All Human Uses Elanco Agreement, we issued 222,460 shares of common stock to Elanco at the execution of the September 2020 Agreement, with an estimated fair value of $3.1 million ($14.0003 per share, approximating the issuance price of our Series C preferred stock in September 2020).

We are required to make additional cash payments to Elanco upon the achievement of various clinical milestones for an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, we are obligated to pay contractual royalties to Elanco for sales in certain countries. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low double-digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to applications in humans other than to treat or cure any eye or skin disease or condition. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (a) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (b) the expiration of regulatory exclusivity, and (c) ten years after the first commercial sale of such licensed product in such country. The All Human Uses Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for diligence milestones range between 24 months after contract execution to six years after contract execution.
In March 2021, the Company issued 187,500 shares of its common stock to Elanco to maintain the All Human Uses Elanco Agreement. These issued shares were valued at $5.5 million, based on our closing stock price of $29.30 per share on the date this issuance became contractually required and is reported within research and development expense on the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. In December 2022, we achieved a clinical milestone related to the initiation of our Phase 2a clinical trial for TP-05 which triggered the recognition of $0.5 million of research and development expense on the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2022, which partially offset the $1.5 million prepayment made to Elanco.

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

LianBio Agreement

On March 26, 2021, we entered into a development and license agreement (the “China Out-License”) with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in the China Territory for the treatment of Demodex blepharitis and MGD.

Through December 31, 2022, we received payments from LianBio totaling $80.0 million comprised of initial consideration of $15.0 million and $65.0 million for the achievement of specified milestone events.

We will be eligible to receive further consideration from LianBio upon the achievement of additional TP-03 events, including: (i) additional development milestone payments of up to an aggregate of $25.0 million (includes $2.5 million for a milestone triggered in February 2023), (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million, (iii) tiered low-to-high-teen royalties for the China Territory TP-03 product sales, and (iv) vesting of a LianBio equity warrant upon certain regulatory milestones. The term of the China Out-License will expire upon the expiration of the royalty term in the China Territory, as defined in the agreement, unless earlier terminated. LianBio may also terminate the China Out-License for any reason upon ninety days’ prior notice to us.

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

NDA Review and Marketing Approval

Following completion of clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information, and other information in a request for approval to market the drug for one or more specified indications. The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-

sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.

Under the PDUFA, as amended, each NDA must be accompanied by an application user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a qualifying small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product NDA also includes a non-orphan indication.

The FDA conducts a preliminary review of all submitted NDAs before it accepts them for filing to determine if they are sufficiently complete to permit a substantive review, and the FDA may request additional information rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.
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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may also audit data from clinical trials to ensure compliance with GCP requirements.

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

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy ("REMS"), to assure the safe use of the product. If the FDA concludes that a REMS is needed, the NDA sponsor must submit a proposed REMS. The FDA will not approve the FDA without an approved REMS, if required. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

•
the federal civil False Claims Act, which imposes civil penalties, sometimes pursued through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent or making a false statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government;

•
the federal Health Insurance Portability and Accountability Act ("HIPAA"), which imposes criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

•
HIPAA and its implementing regulations, also imposes obligations, on certain covered entity health care providers, health plans and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, including off-label or pre-approval promotion;

•
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services ("CMS") information regarding direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payers, including private insurers, state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require pharmaceutical manufacturers to report information on the pricing of certain drug products, state and local laws that require the licensure and registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California has enacted the California Consumer Privacy Act ("CCPA"). The CCPA created new transparency requirements, granted California consumers (as that word is broadly defined in the law)

several new rights with regard their personal information, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. We have implemented processes to manage compliance with the CCPA and we continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available.

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

•
MAs based on the Mutual Recognition Procedure or the Decentralized Procedure are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product is first authorized by a Reference Member State this may be recognized by other Concerned Member States through the Mutual Recognition Procedure. Alternatively, a product can be approved simultaneously in various EU Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the EU Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft Summary of Product Characteristics ("SmPC") and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the "Concerned Member States") for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a national MA in all the Member States (i.e., in the Reference Member State and the Concerned Member States).

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payers, such as government health programs, commercial insurance, and managed healthcare organizations. In the U.S., for example, principal decisions about reimbursement for new products are typically made by CMS or by Medicare’s contractors and third-party payers or insurance plans. These entities decide whether and to what extent a new product will be covered and reimbursed based on clinical needs and economic impact. To date no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payer-by-payer basis.

Increasingly, third-party payers are requiring that drug companies provide them with discounts usually in the form of rebates from list prices and are challenging the prices charged for medical products. Further, such payers are examining the medical necessity and reviewing the cost effectiveness of newly launched drugs. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs as several large payers have implemented new to market blocks that can last anywhere between six to twelve months. Third-party payers may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained.

If we successfully commercialize any of our product candidates, we may participate in the Medicaid Drug Rebate Program. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and, if applicable, Medicare Part D. Under the Medicaid Drug Rebate Program, we would be required to pay a mandatory rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and, if applicable, Part B of the Medicare program.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part D. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients.

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

There have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the Affordable Care Act. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the donut hole.

It is possible that the ACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures including those that may be adopted in the future, may result in more rigorous coverage criteria, and less favorable payment methodologies, or other downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement or restriction on coverage under Medicare or other government programs may result in a similar reduction or restriction by private payers.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, required by the Budget Control Act of 2021, as amended by the American Taxpayer Relief Act of 2012 (“ATRA”). Subsequent legislation extended the 2% reduction, generally to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. ATRA, among other things, also reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law.
The IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates.

Human Capital Resources

Human Capital

As of December 31, 2022, we had 87 employees, all of which were full-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Facilities
We currently lease approximately 27,807 square feet of office and laboratory space in Irvine, California under certain leases that last expire in January 2024, with a renewal option for a term of three years. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

Risks Related to our Business and Operations

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
•successful and timely completion of preclinical and clinical development of our product candidates;
•successfully educating ECPs about Demodex blepharitis and related diagnosis;

•successful commercial launch following any regulatory approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•commercial acceptance of TP-03 and any of our other product candidates by patients, the medical community and third-party payers;
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
•obtaining an IND prior to commencing clinical trials in the U.S. for a particular indication, such as TP-04 for the potential treatment of rosacea (although for TP-04 we first intend to conduct a Phase 1/2 trial outside the U.S. and thus do not plan to submit an IND prior to this trial) and TP-05 for potential Lyme disease prophylaxis and community malaria reduction;
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
•obtaining coverage and adequate reimbursement for customers and patients from government and third-party payers for product candidates that we develop;
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

As we advance our research and development programs and commercialization efforts, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs, manufacturing and quality control and, if TP-03 or any of our other product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•identify, recruit, integrate, maintain and motivate additional qualified personnel;
•manage our development efforts effectively, including the initiation and execution of clinical trials for our product candidates; and
•improve our operational, financial and management controls, reporting systems and procedures.

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

We are highly dependent on the expertise of our executive officers, as well as the other members of our scientific and clinical teams and certain advisors to develop and soundly execute our business strategy. Although we have employment offer letters with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain key person insurance for any of our executives or employees.

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

Many of our employees have become or will become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

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
•withdrawal of regulatory approval, recall, restriction on the approval or a black box warning or contraindication for an approved drug;
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

Our employees, independent contractors, including our CROs and CMOs, commercial partners, consultants, suppliers, service providers, and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees, independent contractors, including our CROs and CMOs, commercial partners, consultants, suppliers, service providers, and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar foreign regulatory authorities, including those laws that require the reporting of true, complete, and accurate information to such foreign regulatory authorities; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete, and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our nonclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, imprisonment, other sanctions, contractual damages, reputational harm, future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We or the third parties upon whom we depend on may be adversely affected by earthquakes, fires or other natural disasters, or geopolitical events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The economic downturn resulting from the COVID-19 pandemic precipitated a global recession, and together with high rates of inflation and energy supply issues experienced in certain regions, have led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration. In particular, acute rising energy costs may further adversely affect productivity and economic conditions in Europe. Additionally, financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein.

We maintain a significant portfolio of investments disclosed as cash equivalents and marketable securities on our accompanying Balance Sheets. The global spread of COVID-19 has also led to disruption and volatility in the global capital markets. The value of our investments may also be adversely affected by interest rate fluctuations, inflation, downgrades in credit ratings, illiquidity in the capital markets and other factors that may result in other-than-temporary declines in the value of our investments. Any of those events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on sales of investments.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.

We do not have any products approved for sale, we have not generated any revenue from sales of our products and have incurred net losses each year since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our initial public offering ("IPO") and in a subsequent follow-on offering in May 2022 (the “Follow-On Public Offering”), as well as proceeds from our China Out-License and draws on our Credit Facility (defined below). For the years ended December 31, 2022 and 2021, our net losses were $62.1 million and $13.8 million, respectively. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $108.8 million and $46.7 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We expect that it will be over a year or more, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance and commercialize, if approved, our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses will increase substantially if and as we:
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval, including TP-03 for the potential treatment for Demodex blepharitis;
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
•we are required by regulatory authorities to perform clinical trials or studies in addition to, or different than, those that we currently expect; or
•there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We commenced activities in 2016. Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing our company, raising capital, identifying and developing product candidates, establishing licensing arrangements and/or acquiring necessary technology, undertaking research, preclinical studies and clinical trials of our product candidates, establishing arrangements for the manufacture of product candidates and longer-term planning for potential commercialization of our product candidates, including TP-03 for the potential treatment of Demodex blepharitis. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have limited experience in and have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products. In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We may need to obtain additional funding to complete the development and any commercialization of our product candidates, if approved. If we are unable to raise this necessary capital when needed, we would be forced to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since our inception, we have funded our operations through private placements of preferred stock, convertible promissory notes, the sale of our common stock in our IPO and our Follow-On Public Offering, as well as proceeds from our China Out-License and draws on our Credit Facility. Over the next few years, we expect our expenses to increase substantially and we will require a larger amount of capital to fund the development of our product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Furthermore, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.

We believe that our cash, cash equivalents and marketable securities of $217.0 million as of December 31, 2022 is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. These funds together with the $5.0 million of expected proceeds from the China Out-License during 2023, and available funds under our Credit Facility, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2026. Further, we believe our existing cash, cash equivalents and marketable securities will be insufficient for us to concurrently fund the commercialization of TP-03, if approved, for the potential treatment of Demodex blepharitis and continue to develop our other product candidates.
We will need to raise substantial additional capital to complete the development and commercialization of our other product candidates through one or more of: equity offerings, draws from our Credit Facility, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources.
We may need to raise additional funds earlier than currently anticipated if we choose to pursue additional indications for our product candidates, acquire new product candidates or otherwise expand our business more rapidly than we presently planned. We have based these estimates on assumptions that may prove to be incorrect or require adjustment because of our ongoing business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval. In addition, our product candidates, if approved, may not achieve adequate product sales or commercial success. We expect to commercialize TP-03 for the treatment of Demodex blepharitis during the second half of 2023, but could experience delays with approval. Accordingly, we will need to continue to sustain our existing capital resources to fund our future operating expenses and capital expenditure requirements. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, limit, reduce or eliminate our research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our research and development efforts. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

In February 2022 we executed a loan and security agreement (the "Credit Facility"), as amended in January 2023 (see Note 10) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”). Concurrent with the execution of the Credit Facility, the Company made a $20.0 million draw. As of December 31, 2022, the Credit Facility provides for a remaining aggregate principal amount of up to $135.0 million with tranched availability as follows: $25.0 million related to the NDA submission for TP-03, $35.0 million upon FDA approval of TP-03, $50.0 million upon achievement of product net revenue thresholds, and $25.0 million upon lender approval. On March 15, 2023 we made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. Each of the tranches may be drawn down in $5.0 million increments at our election. As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB, commitments to advance under existing credit agreements will be honored in accordance with and pursuant to the terms of such credit agreements and any other duties or roles under existing credit agreements will be performed by Silicon Valley Bridge Bank in accordance with and pursuant to the terms of such credit facilities. However there can be no assurances that the closure of SVB, or any other financial institution, or any related impacts across the financial services industry will not adversely affect our ability to access the additional the additional availability under the Credit Facility.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, we completed the Follow-On Public Offering, in which received total gross proceeds of $79.5 million (before underwriting discounts, commissions and other estimated offering expenses) through the issuance of 5.9 million shares of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Hercules and SVB, including but not limited to, incurring additional indebtedness (subject to certain exceptions with respect to issuing convertible indebtedness), incurring additional liens (including a negative pledge on intellectual property), engaging in mergers, acquisitions and consolidations; conducting asset sales or exclusively licensing our assets in a transaction that constitutes legal transfer to such licensee, making investments and loans, engaging in certain corporate changes, transacting with affiliates, declaring dividends or making other distributions, and making payments on certain other indebtedness.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB, commitments to advance under existing credit agreements will be honored in accordance with and pursuant to the terms of such credit agreements and any other duties or roles under existing credit agreements will be performed by Silicon Valley Bridge Bank in accordance with and pursuant to the terms of such credit facilities. A similar structure was established for Signature Bank.

We currently maintain cash held in deposit at third-party financial institutions in the U.S., including at SVB. These deposits are insured by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 for any depositor (and with respect to SVB are fully insured per recent correspondence from the FDIC), and any cash deposits in excess of this insured amount could be lost. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, in the event of a failure of any of the financial institutions where we maintain deposits, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, and such a failure could have a material adverse effect upon our liquidity, operations and our results of operations.

Additionally, we and other parties with whom we conduct business may be unable to access funds in such deposit account or other accounts, including money market funds, held with a financial institution or lending arrangements with such a financial institution. Our ability and any of our counter-party’s ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from financial institutions in the future and uncertainty remains over liquidity concerns in the broader financial services industry.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Our existing indebtedness may limit our flexibility in financing and operating our business and adversely affect our business, financial condition and results of operations.

In February 2022 we entered into the Credit Facility with Hercules and SVB, as amended on January 5, 2023. As of December 31, 2022, the Credit Facility provides for a remaining aggregate principal amount of up to $135.0 million with tranched availability. In addition to these amounts, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our Credit Facility contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, incur additional liens, conduct asset sales or exclusively license our assets in a transaction that constitutes legal transfer to such licensee, make investments and loans, engage in certain corporate changes, transact with affiliates, or declare dividends or make other distributions to holders of our stock. Such restrictions could limit our ability to take certain actions and could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the Credit Facility, Hercules and SVB could proceed against such assets. Any declaration by Hercules or SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We currently have no products that are approved for commercial sale and we have never had any products approved for sale or commercialized. To date, we have invested a substantial majority of our business efforts and financial resources to the preclinical and clinical development of TP-03 for the treatment of Demodex blepharitis. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize TP-03 for the treatment of Demodex blepharitis. While the NDA for TP-03 for the potential treatment of Demodex blepharitis was accepted by the FDA, with a stated PDUFA decision date of August 25, 2023, we cannot accurately predict when or if TP-03 will be proven to be effective or safe in humans or whether it will receive regulatory approval. Before we can generate any revenue from sales of TP-03, we will be required to seek and obtain regulatory approval, secure adequate manufacturing supply to support commercial sales and build a commercial organization. Further, the commercial success of TP-03 will also depend on patent protection, successfully educating ECPs about Demodex blepharitis and related diagnosis, acceptance of TP-03 by patients, the medical community and third-party payers, TP-03’s ability to compete with other therapies, secure adequate healthcare coverage and reimbursement, and maintenance of an acceptable safety profile following approval, among other factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize TP-03, which would materially harm our business. If we were required to discontinue development of TP-03, or if TP-03 does not receive regulatory approval, fails to achieve significant market acceptance, or fails to receive adequate reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

Even if TP-03 or any other product candidate that we develop receives marketing approval, we may not be successful in educating ECPs and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by our product candidates. TP-03 or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

If TP-03 or any other product candidate that we are developing or develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by ECPs or other healthcare providers, patients, third-party payers and others in the medical community. There is no approved prescription therapeutic for Demodex blepharitis and current treatments include over-the-counter and off-label remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. Efforts to educate the medical community, patients and third-party payers on the benefits of our product candidates may require significant resources and may not be successful.

The NDA for TP-03 for the treatment of Demodex blepharitis was accepted by the FDA, with a PDUFA decision date of August 25, 2023. If TP-03 receives FDA or other regulatory marketing approval, including the treatment of both signs and symptoms of Demodex blepharitis, ECPs and potential patients may not have sufficient information about, or recognize the need for a treatment specifically targeting Demodex blepharitis, it is possible that ECPs may continue to rely on other treatments for treating symptoms consistent with Demodex blepharitis. A key tenet of our commercialization strategy is to educate ECPs on Demodex blepharitis and how to diagnose it with a simple slit lamp examination as well as raise patient awareness of Demodex blepharitis. However, our efforts may prove to be unsuccessful, and we may not be able to develop this new market for which there is no approved treatment. If TP-03 receives FDA or other regulatory marketing approval, we may still not achieve success in promotional efforts for TP-03, and ECPs may continue to use existing treatments rather than TP-03 or any other product candidate and potential patients may not inquire as to TP-03. It is also possible that ECPs and patients may not be willing to adopt TP-03 for the treatment of Demodex blepharitis because of the possibility that the disease will recur despite mite eradication and the potential for periodic use of TP-03.

In addition, if generic versions of any products that compete with any of our product candidates are approved for marketing by the FDA or comparable foreign regulatory authorities, they would likely be offered at a substantially lower price than we expect to offer for our product candidates, if approved. As a result, ECPs, patients and third-party payers may choose to rely on such products rather than our product candidates.

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

Clinical drug development is a lengthy, expensive and risky process with uncertain timelines and uncertain outcomes, and results of earlier studies and trials may not be predictive of future results. If clinical trials of our product candidates do not meet safety or efficacy endpoints or are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis or at all.

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

The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. For example, we may not be able to replicate the safety and efficacy results of our Phase 2b/3 clinical trials for Demodex blepharitis in clinical trials for other indications in the future. Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria, relatively smaller sample size in earlier trials, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. Furthermore, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. The failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates or cause regulatory authorities to require additional testing before approving any of our product candidates.

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

Each of our product candidates will require additional clinical development, management of clinical, preclinical (for some of our product candidates) and/or manufacturing activities, regulatory approval in multiple jurisdictions, achieving and maintaining commercial-scale supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. For example, the FDA had initially recommended that for TP-03 we conduct carcinogenicity testing and has subsequently agreed in Type C meeting minutes that we can submit a carcinogenicity waiver, and if not granted, the carcinogenicity testing could be conducted and submitted as a post-marketing requirement. Furthermore, the FDA recommended that we conduct embryofetal development studies in a second species, which have been completed. Any recommendations by the FDA regarding our applications or clinical trials could cause delay of any regulatory approval by the FDA and cause our expenses to increase. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, or any other product candidates that we may develop, including:
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

•we may experience delays due to the outbreak of health pandemics, including with respect to the conduct of ongoing clinical trials, receipt of product candidates or other materials, submission of NDAs, filing of INDs, and starting any clinical trials for other indications or programs; and
•we may experience manufacturing delays due to the recent COVID-19 pandemic in our supply chain caused by a shortage of raw materials, a lack of employees on site at our suppliers due to illness, or a lack of productivity at our suppliers due to local or national government quarantine restrictions on coming to the workplace.

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

In May 2022, we announced positive topline results from our Saturn-2 trial, our second and final TP-03 pivotal trial, which enrolled 412 subjects. In addition to the completion of the Saturn-2 trial, we have completed four Phase 2 trials and one Phase 2b/3 Saturn-1 trial for the treatment of Demodex blepharitis. Most of our operations to date have been limited to preclinical studies and clinical trials.

Additionally, we are early in our development efforts for certain of our product candidates and indications, including TP-03 for the treatment of MGD, TP-04 for the treatment of rosacea and TP-05 for potential Lyme prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-03 for the treatment of MGD, and TP-04 and TP-05 and other indications. For MGD, we recently announced the enrollment of our first patient in the Phase 2 Ersa trial studying TP-03 for the potential treatment of MGD and we expect to report topline results during the second half of 2023. For rosacea, we conducted a Phase 1 clinical study with TP-04 and initiated the Galatea trial, a Phase 2a trial for the treatment of rosacea in March 2023. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial, evaluating TP-05 for potential Lyme disease prophylaxis in humans, is a randomized, double-blind trial that will evaluate the efficacy of TP-05 in killing sterile, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. Topline data from the Carpo trial is expected in the second half of 2023. The FDA may reject our use of data from TP-03 preclinical studies for the treatment of Demodex blepharitis for other indications or require additional studies to augment the data to advance for clinical development. The FDA may also reject our use of data from preclinical studies conducted by third parties for Lyme disease and require us to conduct additional preclinical studies before advancing to additional clinical trials. In addition, data from preclinical studies conducted by third parties may not be as reliable as data from studies conducted by us and since we did not conduct the studies, there may be weaknesses in the studies design or results that we may not be aware of.

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
•difficulties of enrolling patients or patients continuing to participate in follow-up visits due to ongoing or new health pandemics; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Our understanding of the relationship between our product candidates and these adverse events may change as we gather more information, and additional unexpected adverse events or an increase in adverse event rates may occur. If additional clinical experience indicates that any of our product candidates have side effects or causes serious or life-threatening side effects, participant recruitment for trials and the ability of enrolled subjects to complete trials could be negatively impacted, and the development of the product candidate may fail or be delayed, which would severely harm our business, prospects, operating results and financial condition.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including, but not limited to:
•regulatory authorities may withdraw approvals of such product or require additional warnings on the label such as a black box warning or a contraindication, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
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

We currently have a limited marketing and sales team. In order to commercialize any product candidates, if approved, we must continue to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market our product candidates. We may not be successful in accomplishing these required tasks.

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

TP-03, TP-04 and TP-05 are presentations of lotilaner, the API, formulated into an eye drop, topical gel and oral formulation, respectively. Lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels, has been found to be safe and effective in animals. However, despite being safe and effective in animals, we may not be able to demonstrate that TP-03, TP-04 and TP-05 are safe and effective for human use in the indications we are pursuing for these product candidates. This may be in part because the requirements and regulations applicable to approval of a product candidate for human use are significantly more stringent than for animals and that there may be other ocular or other relevant differences between animals and humans.

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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payers, particularly Medicare and the competent authorities of the individual EU Member States, seeking to encourage the use of generic products. Generic products are currently being used for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years.

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

We have conducted all of our Phase 2 clinical trials outside the U.S., for the treatment of Demodex blepharitis which were conducted in Mexico City, Mexico, at a well-established site for ocular therapy trials. We may in the future choose to conduct other clinical trials outside the U.S. We expect that the FDA will primarily consider the efficacy results of our Saturn-1 and Saturn-2 trials in addition to safety data from all human trials, our preclinical studies data as well as preclinical data for lotilaner in reviewing our NDA submission for TP-03 for the treatment of Demodex blepharitis.

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

The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. In addition, the operations of our CROs and other third-party service providers may be constrained or disrupted by health pandemics, including the COVID-19 pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Foreign regulatory authorities, including the European Commission and the competent authorities of the EU Member States, may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers. The third-party manufacturing facilities used in the production of API and our drug products are located outside of the U.S. and require FDA approval, which our third-party manufacturers may have limited experience with obtaining. Our CMOs and other suppliers are subject to inspection by the FDA and may receive observations that they may not be able to resolve in a timely or effective manner, which could impact whether our products can be approved on a timely basis, if at all.

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

The U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a nonexclusive, nontransferable, irrevocable, paid-up license for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a nonexclusive, partially exclusive, or exclusive license to a responsible applicant or applicants. If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology that is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, impact pricing and reimbursement and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payers both federally and on the state level in the U.S. and elsewhere, including in the European Union, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% in 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025); (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation, CMMI, at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by Congress to modify, and agencies to alter the implementation of, certain aspects of the Affordable Care Act. For example, Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance Congress eliminated, starting January 1, 2019, the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." In the future, Congress may consider other legislation to modify elements of the Affordable Care Act or other health care reform measures, agencies may further alter their implementation of elements of the Affordable Care Act or other such measures, and other judicial challenges to elements of the Affordable Care Act or other such measures may be brought. The extent to which any such changes may impact our business or financial condition is uncertain.

It is possible that the ACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures including those that may be adopted in the future, may result in more rigorous coverage criteria, and less favorable payment methodologies, or other downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement or restriction on coverage under Medicare or other government programs may result in a similar reduction or restriction by private payers.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which went into effect on April 1, 2013. Subsequent legislation extended the 2% reduction, generally to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. ATRA among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and related services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) which first affected physician payment in 2019. It is unclear how the introduction of the Medicare quality payment program will impact our business.

The IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our products.

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

We expect that these and other healthcare reform measures in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may hinder us in generating revenue, attaining profitability or commercializing our drugs, once marketing approval is obtained.

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

ECPs and third-party payers will play a primary role in the recommendation and prescription of any future product candidates we may develop and any product candidates for which we obtain marketing approval. Our arrangements with ECPs, patients, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect our business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biopharmaceutical company, federal and state healthcare laws and regulations pertaining to fraud and abuse are applicable to our business and may affect our ability to operate. These laws are further described in the section titled “Business - Government Regulation - Other Regulatory Matters.”

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payer. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the U.S.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Third-party payers often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations.

Coverage and reimbursement by a third-party payer may depend upon a number of factors, including the third-party payer’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California has enacted the CCPA, which created new transparency requirements, granted to California consumers (as that term is broadly defined) several new rights with regard their personal information, and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for certain data breaches. In addition, in November 2020, California voters approved the CPRA which introduced significant amendments to the CCPA and established and funded the CPPA. The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and have been proposed and enacted in other states.

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

Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the United Kingdom (“UK”), as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“GDPR”) imposes certain obligations and restrictions on the ability to collect, analyze and transfer personal data, including to health-related information from clinical trials. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, contracting requirements (such as with clinical trial sites and vendors), and security breach/incident notifications. Failure to comply with the GDPR may result in substantial fines (for the most serious breaches of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater) and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in substantial fines, amongst other things (such as notices requiring compliance within a certain timeframe). Further, the UK Government may amend/update UK data protection law, which may result in changes to our business operations and potentially incur commercial cost.

Additionally, European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the EEA, including the EU, United Kingdom and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. While previously U.S. companies could rely on self-certification to the EU-U.S. and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce as one of these safeguards to legitimize transfers from the EU and Switzerland to the US, this has been invalidated by the Court of Justice of the European Union (“CJEU”). The CJEU found that the Standard Contractual Clauses (“SCCs”), one of the primary safeguards for legitimizing data transfers, were valid in principle, but placed obligations on the parties entering into them including to verify whether an adequate level of protection is provided in the recipient jurisdiction, and whether additional measures are required to bring the level of protection in line with EU standards. Following this decision, the European Data Protection Board issued guidance on how organizations should approach international data transfers of GDPR-covered personal data, including the supplemental measures companies can adopt to help protect against overarching surveillance outside of the EU. In June 2021, the European Commission adopted a new set of SCCs aimed at enabling lawful transfers of personal data to non-adequate countries outside the EEA, the deadline for the adoption of which was the 27 December 2022. There are also recent developments regarding data transfers in the UK, which formally approved two mechanisms for transferring UK data overseas and that came into force on 21 March 2022: the International Data Transfer Agreement or the International Data Transfer Addendum to the SCCs. The UK Information Commissioner’s Office also issued guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.

A lack of valid transfer mechanisms for GDPR-covered data could increase exposure to enforcement actions as described above, and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the European/UK data protection laws (including laws on data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

We are an "emerging growth company" and "smaller reporting company" and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012, as amended (the “JOBS Act”) and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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
•not being required to disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation; and
•not being required to submit certain executive compensation matters to stockholder advisory votes, such as "say-on-pay," "say-on-frequency," and "say-on-golden parachutes."

The JOBS Act permits an emerging growth company such as us, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2025, the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (b) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 9, 2023, we had 26,731,663 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our ATM program, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in May 2022 we sold 5.9 million shares of our common stock for gross proceeds of approximately $79.5 million (before underwriting discounts, commissions and other estimated offering expenses). To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2022, our officers, directors and the holders of more than 5% of our outstanding stock collectively beneficially own approximately 53% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Therefore, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engaging outside consultants, continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This requires us to incur substantial professional fees and internal costs to maintain compliance.

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
•the changing and volatile U.S., European and global economic environments, including the impact of current or future health pandemics; and
•future accounting pronouncements or changes in our accounting policies.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease approximately 27,807 square feet of office and laboratory space in Irvine, California under certain leases that expire in January 2024, with a renewal option for a term of three years. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been publicly traded on the Nasdaq under the symbol “TARS” since our IPO on October 15, 2020. Prior to this date, there was no public market for our common stock.
Holders of Common Stock

As of March 9, 2023, the closing price of our common stock on the Nasdaq was $14.91 per share, and there were approximately 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our Annual Meeting of Stockholders within 120 days after December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.

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
Overview
Our Business

We are a biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product candidate, TP-03 (lotilaner ophthalmic solution, 0.25%), is a novel investigational eye drop to treat blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as high as approximately 25 million people in the U.S. who suffer from Demodex blepharitis.
We designed TP-03 to target and eradicate the root cause of Demodex blepharitis – Demodex mite infestation. The API of TP-03, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific GABA-Cl channels.
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

Recent Business Highlights

TP-03 Demodex Blepharitis:

To date, we have completed seven clinical trials that include a Phase 1 trial, four Phase 2 trials, a Phase 2b/3 Saturn-1 trial, and a Phase 3 Saturn-2 trial for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated. In November 2022, we announced that the NDA submission package for TP-03 for the treatment of Demodex blepharitis was accepted by the FDA, with a PDUFA decision date of August 25, 2023. We believe TP-03 has the potential to be the first therapeutic approved by the FDA and become the definitive standard of care for the treatment of Demodex blepharitis.

During 2022, we began the expansion of our commercial organization to support our business growth and the commercial leadership needed for TP-03 commercial launch readiness in the second half of 2023. We expect this commercial expansion to continue with a meaningful ramp during 2023 as part of our TP-03 commercial launch-readiness activities.

TP-03 Meibomian Gland Disease:

In August 2022, we announced the enrollment of our first patient in the Ersa trial studying TP-03 for the treatment of MGD. We expect to report topline data during the second half of 2023.

TP-03 China Territory Out-License:

In March 2021, we executed the China Out-License with LianBio, granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory. In November 2022, LianBio announced the dosing of their first patient in the TP-03 Phase 3 LIBRA pivotal trial in Chinese patients for the treatment of Demodex blepharitis to support regulatory approval in China.

To date, we received contractual cash proceeds from LianBio totaling $80.0 million, representing initial consideration of $15.0 million and $65.0 million for the achievement of specified milestone events. We also received equity in LianBio as part of our China Out-License, a portion of which remains subject to a China-based regulatory vesting provision.

We are further eligible to receive:

•China-based development milestones totaling $25.0 million (includes $2.5 million for a milestone triggered in February 2023);
•Sales threshold milestones in the China Territory totaling $100.0 million; and
•Tiered low-to-high teen royalties on the net sales of TP-03 within the China Territory.

TP-04 Rosacea, Galatea Trial:

In March 2023, we initiated the Galatea trial, a Phase 2a trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea.

TP-05 Lyme Disease, Callisto and Carpo Trials:

In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial and enrollment of the first patient in the Phase 2a Carpo trial. The Callisto and Carpo trials are designed to evaluate TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease. The Callisto Phase 1 trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and PK of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. Pharmacokinetic data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral therapy regimen, supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, exploratory ex-vivo tick kill modeling utilizing a serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks. The Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans, is a randomized, double-blind trial that will evaluate the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. We expect to report topline data from the Phase 2a Carpo trial during the second half of 2023.

We believe TP-05 is currently the only non-vaccine, drug-based, prophylaxis in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

Credit Facility with Hercules Capital and Silicon Valley Bank:

On February 2, 2022 we executed the Credit Facility Hercules Capital and SVB. On January 5, 2023, the Company entered into an amendment to the loan and security agreement, which set a maximum interest rate, and updated the terms of prepayment under the Credit Facility and other certain specific conditions (see Note 10).

As of December 31, 2022, the Credit Facility provides for a remaining aggregate principal amount of up to $135.0 million, with tranched availability as follows: $25.0 million upon NDA submission of TP-03 , $35.0 million upon FDA approval of TP-03, and $75.0 million upon achievement of certain revenue thresholds and other conditions. On March 15, 2023, we made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA.

Capital draws, at our election, are in $5.0 million increments. This credit facility includes a four-year interest only period and is extendable to five years upon meeting certain conditions. There is no warrant coverage to the lenders. .

Follow-On Public Offering:

In May 2022, we completed a follow-on public offering under our effective Form S-3 shelf registration statement through an initial underwritten sale of 5,600,000 shares of common stock at a price of $13.50 per share (the “Follow-On Public Offering”). We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less discounts and commissions. In June 2022, the underwriters partially exercised this option by purchasing an additional 289,832 shares of common stock at $13.50 per share.

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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, the net proceeds from issuance of common stock in our IPO and Follow-On Public Offering, cash proceeds from our China Out-License, and draw-downs from our Credit Facility.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fee revenue and collaboration revenue from the China Out-License, increasing operating losses for the foreseeable future. Our net loss was $62.1 million and $13.8 million for the years ended December 31, 2022 and 2021, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•seek regulatory approvals for TP-03 and other product candidates that successfully complete clinical development, if any;
•advance the clinical development of TP-03 for the treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme prophylaxis;
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
We do not yet have revenue from product sales. Our reported revenue within license fees and collaboration revenue is from our China Out-License; we expect to report additional revenue under these captions in future periods.
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

As of December 31, 2022, our aggregate cash, cash equivalents and marketable securities was $217.0 million – see "Liquidity and Capital Resources."

Components of our Results of Operations
License Fees and Collaboration Revenue

We recognize license fees and collaboration revenue as identified performance obligations are satisfied or other events occur, specifically related to (i) TP-03 pivotal trial completion and the delivery of associated clinical data and reports to our licensee, (ii) achievement of certain clinical and regulatory events in the China Territory, (iii) milestone achievement of a drug supply agreement execution, and (iv) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.

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
We expense both internal and external research and development expenses as incurred or as certain upfront or milestone payments become contractually due to licensors upon achievement of clinical or regulatory events. We recognize external research and development costs based on an evaluation of the progress-to-completion of (i) specific tasks performed or deliverables provided by CROs and CMOs and (ii) patient visits for dosing or other follow-up. To estimate period expense for recognition, we use information provided to us by our service providers and we then apply the corresponding fee schedule.
We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs, and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not currently track employee time on a program-by-program basis. For the years ended December 31, 2022 and 2021, the vast majority of our external and internal research and development expenses are attributable to our TP-03 program for Demodex blepharitis.
We expect our research and development expenses to increase substantially in the future, as we seek to initiate and progress additional clinical trials for our product candidates, including TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme prophylaxis. We expect to complete our clinical programs for these product candidates, and as appropriate, pursue regulatory approval and prepare for the possible commercialization for each.
General and Administrative Expenses
General and administrative expenses consist of personnel-related costs including payroll, benefits, and stock-based compensation for our executive, finance, sales and marketing, and other administrative functions. Other general and administrative expenses include sales and marketing costs to support our anticipated commercial launch, consulting fees, legal services, rent and other facilities costs, and other general operating expenses not otherwise classified as research and development expenses.
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
Other Income (Expense), Net

Other income (expense), net primarily consists of (i) interest income earned on our cash, cash equivalents, and marketable securities, (ii) interest expense on the Credit Facility executed in February 2022, and (iii) the change in estimated fair value of the LianBio equity warrants and LianBio common stock we received as part of our China Out-License in March 2021.
Income Tax Benefit (Provision)
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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenues:
License fees	$23,893	$53,067	$(29,174)
Collaboration revenue	1,923	3,960	(2,037)
Total revenues	25,816	57,027	(31,211)
Operating expenses:
Cost of license fees and collaboration revenue	955	2,075	(1,120)
Research and development	42,624	41,712	912
General and administrative	44,949	25,397	19,552
Total operating expenses	88,528	69,184	19,344
Loss from operations before other income (expense) and income taxes	(62,712)	(12,157)	(50,555)
Other income (expense):
Interest income	3,499	36	3,463
Interest expense	(2,199)	—	(2,199)
Other income (expense), net	86	(73)	159
Unrealized loss on equity investments	(268)	(591)	323
Change in fair value of equity warrants issued by licensee	(501)	(987)	486
Total other income (expense), net	617	(1,615)	2,232
Loss from operations before income taxes	(62,095)	(13,772)	(48,323)
Benefit (provision) for income taxes	4	(55)	59
Net loss	$(62,091)	$(13,827)	$(48,264)
License Fees and Collaboration Revenue

License fees and collaboration revenue was $25.8 million for the year ended December 31, 2022. This amount represents the contractual milestones achieved or allocated under the China Out-License that have been fully or partially completed by December 31, 2022. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of clinical-related performance obligations.

We will recognize additional license fees and collaboration revenue to the extent other events occur, specifically related to (i) milestone achievement of a drug supply agreement execution, (ii) milestone achievement of regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.

Cost of License Fees and Collaboration Revenue

Cost of license fees and collaboration revenue was $1.0 million for the year ended December 31, 2022. This amount relates to our contractual payment obligations to Elanco, in proportion to our recognized license fee and collaboration revenue in the same period.
Research and Development Expenses

Research and development expenses increased by $0.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to (i) $7.3 million of increased payroll and personnel-related costs (including stock-based compensation), for 22 employee additions year-over-year to drive our product development initiatives, (ii) $1.0 million of increased regulatory and consulting costs related to our NDA filing for TP-03, (iii) $0.5 million of licensing milestone expense upon enrollment of the first patient in the first Phase 2a Carpo trial for the treatment of Lyme disease in December 2022, and (iv) $0.3 million of increased product manufacturing and formulation costs. These increases were partially offset by $0.8 million of decreased clinical expenses primarily related to the completion of our Saturn-2 trial during the first half of 2022, and other non-recurring contractual costs in the prior year period including (i) a payment in March

2021 through the issuance of 187,500 shares of our common stock (then valued at $5.5 million to extend the period of our All Human Uses Elanco Agreement), and (ii) a payment of $2.0 million under the Eye and Derm Elanco Agreement for the commencement of our Saturn-2 trial.
General and Administrative Expenses

General and administrative expenses increased by $19.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to (i) $10.4 million of increased payroll and personnel-related costs (including stock-based compensation) for 19 employee additions year-over-year to support our business growth and commercialization efforts, (ii) $9.7 million of increased commercial and market research costs as we continue our commercial expansion and prepare for the potential launch of TP-03 in the second half of 2023, and (iii) $0.4 million of increased IT application expenses to support the continued growth and expansion of our corporate infrastructure. These increases were partially offset by $1.0 million of decreased professional and legal fees. We expect sales and marketing headcount and associated vendor spend to meaningfully increase during 2023 as part of our TP-03 commercial launch-related activities.
Other Income (Expense), Net

Other income (expense), net increased $2.2 million for the year ended December 31, 2022. The increase primarily consists of (i) $3.5 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.5 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) $0.3 million change in fair value of the LianBio common stock (after our exercise of the first and second warrant tranches). These increases were partially offset by $2.2 million of interest expense on the Credit Facility executed in February 2022.
Liquidity and Capital Resources
Sources of Liquidity

Overview

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $217.0 million. Since our inception, our operations have been substantially financed by cash proceeds of private placements of preferred stock, IPO proceeds from the issuance of common stock, China Out-License consideration, Credit Facility draw, and the Follow-On Public Offering of common stock.

IPO and Follow-On Public Offering
In connection with our October 2020 IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters' option to purchase 825,000 shares of common stock). After deducting underwriting discounts, commissions and other related expenses, our IPO proceeds were $91.7 million. In May 2022, we completed the Follow-On Public Offering. We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. In June 2022, the underwriters partially exercised their option to purchase an additional 289,832 shares of common stock at the offering price of $13.50 per share, before underwriting discounts and commissions. After giving effect to the exercise of the underwriters’ option, we sold 5,889,832 shares for total gross proceeds of $79.5 million, before underwriting discounts, commissions and other estimated offering expenses for total net proceeds received of $74.3 million.

China Out-License

As of December 31, 2022, we have received $80.0 million of total proceeds in connection with our China Out-License, inclusive of 2022 milestone receipts of $25.0 million for the achievement of two development milestones. We expect to receive an additional $5.0 million during 2023 for the achievement of a development milestone, for cumulative milestone receipts of $85.0 million through December 2023. The remaining $120.0 million of available milestones under this arrangement will potentially be received upon future regulatory and sales achievements all within the China Territory.

Credit Facility

In February 2022, we drew $20.0 million from our Credit Facility with Hercules and SVB. Capital draws, at our election, are in $5.0 million increments. This Credit Facility was amended in January 2023. The Credit Facility, as amended, includes an extended period to draw down the tranche associated with the NDA submission, from March 15, 2023 to March 15, 2024 provided at least $5 million is drawn on or before March 15, 2023 and at least an additional $5 million is drawn on or before September 15, 2023. On March 15, 2023 we made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. This Credit Facility includes a four-year period of interest-only payments and is extendable for a fifth year to February 2027 maturity, upon our expected achievement of required conditions. We currently have no other financing commitments, such as lines of credit or guarantees.

As of the date of this filing, we have $130.0 million of remaining tranched availability as follows:

•$20.0 million upon the NDA submission of TP-03 in September 2022;
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
We believe that our cash and investments of $217.0 million as of December 31, 2022 is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. These funds, in combination with our expected milestone proceeds through 2025 from our China Out-License of $20.0 million ($5 million of which is expected to be received during 2023), and total draws from our Credit Facility of $60.0 million or less, are anticipated to fully fund our planned requirements for commercial launch, pipeline development, operating expenses, and capital expenditures at least into the second half of 2026. We anticipate having at least $60.0 million of availability for new draws under our Credit Facility by December 2023 and $75.0 million of additional tranched availability through December 2024. The Credit Facility requires interest-only debt service payments that are expected to remain through its maturity in February 2027 and its remaining tranches are subject to undrawn expiry in either March 2024 or December 2024 (see Note 10).

Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.

Shelf Registration Statement

On November 1, 2021, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 (the “Shelf Registration Statement”), which permitted us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. We have approximately $220 million remaining under our Shelf Registration Statement, after giving effect to the Follow-On Public Offering (but inclusive of the sales agreement prospectus described below). Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate expenses and acquisitions of complementary products, technologies, or businesses. We completed the Follow-On Public Offering under this Shelf Registration Statement.

Also, as part of this Shelf Registration Statement, we concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementSM (the “ATM Agreement”) with Jefferies LLC. Through the date of this filing, we have not sold any shares of our common stock under the ATM Agreement.

Other Liquidity Risks

To date, we have not generated revenue from any product sales, though we have recognized revenue and cash receipts from our China Out-License. We do not expect to report any product revenue unless and until we (1) complete development of any of our product candidates; (2) obtain applicable regulatory approvals; and then (3) successfully commercialize our product candidates or enter into other collaborative agreements for our product candidates with third parties. We do not know with certainty when, or if, any of these items will ultimately occur.

We expect to incur significant operating losses for the foreseeable future, and for these losses to further increase, as we expand our clinical development programs and as we prepare for the potential commercial launch of TP-03. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time and availability of our Credit Facility;
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
•impact of health epidemics, including COVID-19, on our clinical development or operations; and
•the costs associated with being a public company.
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
Lease Commitments
Our operating lease commitments reflect payments due for our active lease agreements in Irvine, California, for adjacent office and laboratory suites which expire on January 31, 2024, with a renewal option for a term of three years. As of December 31, 2022, our contractual commitments for our leases were $0.9 million, which will be paid over the lease term.
Purchase Obligations
We enter contracts in the normal course of business with CROs for our clinical trials and CMOs for contract manufacturing activities. As of December 31, 2022, our contractual commitments for such obligations were $10.8 million. We also enter contracts with contract manufacturers for pre-clinical and clinical drug supply, regulatory consultants and various other vendors in operating our business. These contracts generally provide for termination provisions with notice.
Milestone Obligations
Milestone obligations are contingent upon our achievement of specified development, regulatory and sales milestones. Given the unpredictability of the drug development process, and the infeasibility of predicting the success of current and future clinical trials and the timing of achievement (if at all) of sales milestones, these values assume that all development, regulatory, and sales milestones under our Eye and Derm Elanco Agreement and All Human Uses Elanco Agreement are successfully met. Assuming the milestones are met, the total future expected payment value aggregates $158.0 million.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(49,030)	$3,748
Investing activities	(144,629)	(586)
Financing activities	93,987	21
Net (decrease) increase in cash and cash equivalents	$(99,672)	$3,183
Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $49.0 million for the year ended December 31, 2022, which primarily consisted of our net loss of $62.1 million partially offset by stock-based compensation of $13.5 million. In the current year, our cash payments to vendors for our operating activities totaled $53.4 million and payroll-related cash payments (inclusive of 2021 bonus payouts) totaled $19.1 million. In addition, we made payments to Elanco of $1.5 million for future TP-04 and TP-05 licensing milestones (see Note 8(b)). These cash payments were partially offset by $25.0 million of cash received (of the $25.8 million recognized in revenue during 2022) in connection with the China Out-License transaction.

Net cash provided by operating activities was $3.7 million for the year ended December 31, 2021, which was primarily attributable to $55.0 million of cash (of the $57.0 million recognized in revenue during 2021) in connection with the China Out-License transaction. This cash provided by operating activities was partially offset by cash payments to vendors totaling $42.5 million for our operating activities and payroll-related cash payments (inclusive of 2020 bonus payouts) totaling $9.4 million. In addition, we made contractual payments of $4.5 million to Elanco (see Note 8(b)).

Net Cash Used in Investing Activities

Net cash used in investing activities was $144.6 million for the year ended December 31, 2022, and primarily relates to $149.4 million of purchased marketable securities and $0.5 million of purchased office equipment and leasehold improvements for our laboratory and administrative offices. This cash used in investing activities was partially offset by $5.3 million of proceeds received from sales of our marketable securities.

Net cash used in investing activities was $0.6 million for the year ended December 31, 2021, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of computer hardware/software and office equipment.
Net Cash Provided by Financing Activities

Net cash provided by financing activities was $94.0 million for the year ended December 31, 2022 which consisted primarily of (i) $74.4 million of net proceeds from the issuance of common stock in our Follow-On Public Offering, (ii) $20.0 million of proceeds from our Credit Facility, partially offset by $0.9 million of issuance costs, (iii) $0.5 million of proceeds from our employee stock purchase plan, and (iv) $0.1 million of proceeds from the exercise of vested employee stock options.
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
Revenue Recognition for Out-License Arrangements
Overview

We currently only have the China Out-License arrangement that allows a licensee to market our TP-03 product (representing functional intellectual property) in certain territories for a certain field of use and for a stated term. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of performance obligations within the contract, (b) the contract’s transaction price for allocation to the identified performance obligations (including variable consideration) (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

The China Out-License arrangement was analyzed under GAAP to determine whether the promised goods or services are distinct or must be accounted for as part of a combined performance obligation. In making these assessments, we consider factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own, and/or whether the required expertise is readily available. If the license is not distinct, the license is combined with other promised goods or services as a combined performance obligation for revenue recognition.

The China Out-License arrangement included the following forms of consideration: (i) non-refundable upfront cash payment, (ii) equity-based consideration, (iii) sales-based royalties, (iv) sales-based threshold milestones, (v) drug supply agreement milestone, (vi) development milestone payments, and (vii) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. We evaluate the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimation by management and may change over the course of the agreement.

Contractual Terms for Receipt of Payments

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied.

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

(2) Development Milestones: We utilize the most likely amount method to estimate the amount of consideration to which it will be entitled for achievement of development milestones as these represent variable consideration. For those payments based on development milestones (e.g., patient dosing in a clinical study or the achievement of statistically significant clinical results), we assess the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. Given the high degree of uncertainty around the occurrence of these events, we determined the milestone and other contingent amounts to be constrained until the uncertainty associated with these payments is resolved. At each reporting period, we re-evaluate this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis and reflected in the financial statements in the period of adjustment.

(3) Regulatory Milestones: We utilize the most likely amount method to estimate the consideration to which it will be entitled and recognizes revenue in the period regulatory approval occurs (the performance obligation is satisfied) as these represent variable consideration. Amounts constrained as variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We evaluate whether the milestones are considered probable of being reached and not otherwise constrained. Accordingly, due to the inherent uncertainty of achieving regulatory approval, associated milestones are constrained for revenue recognition until achievement.

(4) Royalties: Under the sales-or-usage-based royalty exception we recognize revenue based on the contractual percentage of the licensee’s sales of products to its customers at the later of (i) the occurrence of the related product sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue from our out-licensing arrangements.

(5) Sales Threshold Milestones: Similar to royalties, applying the sales-or-usage-based royalty exception, we recognize revenue from sales threshold milestones at the later of (i) the period the licensee achieves the one-time annual product sales levels in their territories for which we are contractually entitled to a specified lump-sum receipt, or (ii) the date upon which the performance obligation to which some or all of the milestone has been allocated has been satisfied or partially satisfied. To date, we have not recognized any sales threshold milestone revenue from out-licensing arrangements.

We will re-evaluate an out-license transaction price as determined by us in each reporting period as uncertain events are resolved and other changes in circumstances occur.
Research and Development Expenses

Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including costs of certain salaries and other employee-related costs (including stock-based compensation), and costs to conduct nonclinical studies, clinical trials and contract manufacturing activities. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. Our objective is to reflect the appropriate expense in our financial statements by matching those expenses with the period in which the services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. In this manner, our clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although we expect our estimates to be materially consistent with actual amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in our reporting changes in estimates in any particular period. We make significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, we adjust our accrued liabilities. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.
Stock-Based Compensation
We recognize stock-based compensation expense for equity awards granted to employees, consultants, and members of our Board of Directors. The Black-Scholes pricing model is used to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing share price preceding the date of grant.
For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, we recognize related expense on an accelerated attribution method, if and when it concludes that it is highly probable that the performance condition will be achieved. At each reporting period, we reassess the probability of the achievement of the performance vesting conditions. As applicable, we reverse previously recognized expense in the same period of the forfeiture of unvested awards.
The measurement of the fair value of stock-based awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management's judgment, including (a) the fair value of our common stock on the date of option grant for all awards granted prior to the IPO (b) the expected term of the stock option until its exercise by the recipient, (c) our assumed stock price volatility through a designated peer group of publicly-traded companies for a period equal to the expected option term, (d) the prevailing risk-free interest rate over the expected term, and (d) any expected dividend payments over the expected term. If any of these assumptions change, our stock-based compensation expense for future grants could materially differ.

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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022.
JOBS Act Accounting Election
The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.
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

Item 8. Financial Statements and Supplementary Data
TARSUS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tarsus Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 17, 2023

TARSUS PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$71,660	$171,332
Marketable securities	145,366	483
Other receivables	3,582	92
Prepaid expenses	4,767	4,045
Total current assets	225,375	175,952
Property and equipment, net	957	755
Operating lease right-of-use assets	575	1,074
Long-term investments	371	—
Other assets	585	1,126
Total assets	$227,863	$178,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,910	$8,680
Accrued payroll and benefits	5,519	2,798
Total current liabilities	15,429	11,478
Term loan, net	19,434	—
Other long-term liabilities	100	699
Total liabilities	34,963	12,177
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,727,458 shares issued and outstanding at December 31, 2022; 20,726,580 shares issued and 20,698,737 outstanding, which excludes 27,840 shares subject to repurchase at December 31, 2021	5	4
Additional paid-in capital	301,732	213,398
Accumulated other comprehensive loss	(74)	—
Accumulated deficit	(108,763)	(46,672)
Total stockholders’ equity	192,900	166,730
Total liabilities and stockholders’ equity	$227,863	$178,907
See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenues:
License fees	$23,893	$53,067
Collaboration revenue	1,923	3,960
Total revenues	25,816	57,027
Operating expenses:
Cost of license fees and collaboration revenue	955	2,075
Research and development	42,624	41,712
General and administrative	44,949	25,397
Total operating expenses	88,528	69,184
Loss from operations before other income (expense) and income taxes	(62,712)	(12,157)
Other income (expense):
Interest income	3,499	36
Interest expense	(2,199)	—
Other income (expense), net	86	(73)
Unrealized loss on equity investments	(268)	(591)
Change in fair value of equity warrants issued by licensee	(501)	(987)
Total other income (expense), net	617	(1,615)
Loss from operations before income taxes	(62,095)	(13,772)
Benefit (provision) for income taxes	4	(55)
Net loss	$(62,091)	$(13,827)

Other comprehensive loss:
Unrealized loss on marketable securities and cash equivalents	(74)	—
Comprehensive loss	$(62,165)	$(13,827)

Net loss per share, basic and diluted	$(2.52)	$(0.67)
Weighted-average shares outstanding, basic and diluted	24,619,700	20,554,086

See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	20,323,201	$4	$198,821	$—	$(32,845)	$165,980
Net loss	—	—	—	—	—	—	(13,827)	(13,827)
Recognition of stock-based compensation expense	—	—	—	—	8,455	—	—	8,455
Shares issued as consideration for in-license rights	—	—	187,500	—	5,494	—	—	5,494
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	151,535	—	304	—	—	304
Exercise of vested stock options	—	—	24,959	—	103	—	—	103
Shares issued in connection with the employee stock purchase plan	—	—	11,542	—	221	—	—	221
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$—	$(46,672)	$166,730
Net loss	—	—	—	—	—	—	(62,091)	(62,091)
Recognition of stock-based compensation expense	—	—	—	—	13,460	—	—	13,460
Issuance of common stock upon follow-on public offering, net of issuance costs of $5,280	—	—	5,889,832	1	74,233	—	—	74,234
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	27,840	—	56	—	—	56
Exercise of vested stock options	—	—	40,979	—	123	—	—	123
Issuance of common stock upon the vesting of restricted stock units	—	—	32,914	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan			37,156	—	462	—	—	462
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Balance as of December 31, 2022	—	$—	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900

See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(62,091)	$(13,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	325	312
Stock-based compensation	13,460	8,455
Accretion of term loan-related costs	309	—
Non-cash lease expense	464	294
Loss on lease termination	—	2
Loss on disposal of property and equipment	—	70
Amortization of discount on available-for-sale debt securities	(1,316)	—
Unrealized loss on equity investment	268	591
Change in fair value of equity warrants issued by licensee	501	987
Unrealized gain from transactions denominated in a foreign currency	1	(2)
Issuance of common stock upon in-license agreement milestone achievement	—	5,494
Changes in operating assets and liabilities:
Other receivables	(3,490)	(73)
Prepaid expenses	(721)	(2,043)
Other non-current assets	(215)	(2,265)
Accounts payable and other accrued liabilities	821	3,880
Accrued payroll and benefits	2,721	1,758
Other long-term liabilities	(67)	115
Net cash (used in) provided by operating activities	(49,030)	3,748
Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	5,315	—
Purchases of marketable securities	(149,438)	—
Purchases of property and equipment	(506)	(586)
Net cash used in investing activities	(144,629)	(586)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock upon follow-on public offering, net of paid issuance costs	74,352	—
Proceeds from term loan	20,000	—
Proceeds from sale of common stock under employee stock purchase plan	462	221
Proceeds from exercise of vested stock options	123	103
Payment of deferred offering costs	(75)	(303)
Payment of term loan issuance costs	(875)	—
Net cash provided by financing activities	93,987	21
Net (decrease) increase in cash and cash equivalents	(99,672)	3,183
Cash and cash equivalents — beginning of year	171,332	168,149
Cash and cash equivalents — end of year	$71,660	$171,332
Supplemental Disclosures Noncash Investing and Financing Activities:
Interest expense paid in cash	$1,675	$—
Additions of property and equipment included within accounts payable and other accrued liabilities	$21	$2
Stock issued for in-license agreements included within research and development expense	$—	$5,494
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$741
Expense of right-of-use asset upon lease termination	$—	$(38)
Deferred offering costs included in accounts payable and accrued liabilities	$—	$60
See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business
Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company’s operations currently consist of its preclinical and clinical studies, corporate administration and commercial leadership supporting planned business growth.
Liquidity
The Company has a limited operating history, no product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through equity capital raises; including the Company's initial public offering in 2020 and the follow-on public offering completed in May 2022 (see Note 4), proceeds from an out-license agreement, and a draw on its credit facility. The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the issuance date of the Financial Statements that have been prepared on a going-concern basis.
Management expects the Company to continue to incur operating losses for the foreseeable future and may be required to raise additional capital to fund its ongoing operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own and/or enter into collaborations and other arrangements to address its liquidity needs, which could materially and adversely affect its business and financial prospects, or even its ability to remain a going concern.
Operating Segment

To date, the Company has operated, managed and organized its business and financial information on an aggregate basis for the purpose of evaluating financial performance and the allocation of capital and personnel resources. The Company’s chief operating decision-maker (CODM), its Chief Executive Officer, reviews its operating results for the purpose of allocating resources and evaluating financial performance. Accordingly, the Company’s management determined that it operates one reportable operating segment.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
(i) Basis of Presentation

The accompanying Financial Statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States ("U.S.") and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these accompanying Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. Actual results could differ materially from those estimates.

The Company’s financial statements as of and for the year ended December 31, 2022 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, foreign exchange rate fluctuations and the COVID-19 pandemic. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Financial Statements.
The accounting policies and estimates that most significantly impact the presented amounts within these accompanying Financial Statements are further described below:
(ii) Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty, with original maturities of three months or less from the purchase date. The carrying amounts reported in the accompanying Balance Sheets for cash and cash equivalents are valued at cost, which approximate their fair value.
(iii) Marketable Securities and Long-Term Investments
As of December 31, 2022, marketable securities consist of short-term fixed income investments carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities (see Note 7). Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities are classified as current assets on the accompanying Balance Sheets due to their highly liquid nature and availability for use in current operations.
Marketable securities are recorded at fair value with unrealized losses and gains reported as a component of accumulated other comprehensive loss within the accompanying Statements of Stockholders' Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized losses and gains as well as credit losses, if any, on marketable securities identified on a specific identification basis and are included in other income (expense), net on the accompanying Statements of Operations and Comprehensive Loss. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other than temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Statement of Operations and Comprehensive Loss.
As of December 31, 2021, marketable securities consisted of holdings of LianBio Ophthalmology Limited ("LianBio") common stock. These shares are classified within long-term investments on the accompanying Balance Sheet as of December 31, 2022, reflecting the intent to hold these shares for at least one year from the balance sheet date, with associated gains or losses reported in other income (expense), net within the accompanying Statements of Operations and Comprehensive Loss for each reported period.
(iv) Fair Value Measurements
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
The carrying amounts for financial instruments consisting of cash, cash equivalents, short-term marketable securities, long-term investments, accounts payable and accrued liabilities approximate fair value due to the short maturities for each. The Company's equity warrant holdings disclosed as other assets are carried at fair value based on unobservable market inputs (see Note 7).
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
(v) Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the years ended December 31, 2022 and 2021.
(vi) Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash held in deposit at financial institutions in the U.S., including at Silicon Valley Bank ("SVB"). These deposits are insured by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 for any depositor, and with respect to SVB are fully insured per recent correspondence from the FDIC. To the extent the Company holds cash deposits in amounts that exceed the FDIC insurance limitation, it may incur a loss in the event of a failure of any of the financial institutions where it maintains deposits. Management believes the Company is not exposed to significant risk due to the financial position of the depository institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk. The Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.

(vii) Revenue Recognition for Out-License Arrangements

Overview

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The Company currently has no product revenue. Reported revenue in the accompanying Statements of Operations and Comprehensive Loss is associated with one out-license agreement (the “China Out-License”) that allows the third-party licensee to market the Company’s TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China Territory") - see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

The China Out-License was analyzed under GAAP to determine whether the promised goods or services are distinct or must be accounted for as part of a combined performance obligation. In making these assessments, the Company considers factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own, and/or whether the required expertise is readily available. If the license is not distinct, the license is combined with other promised goods or services as a combined performance obligation for revenue recognition.

The China Out-License arrangement included the following forms of consideration: (i) non-refundable upfront license payment, (ii) equity-based consideration, (iii) sales-based royalties, (iv) sales-based threshold milestones, (v) drug supply agreement milestone, (vi) development milestone payments, and (vii) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.

Contractual Terms for Receipt of Payments

A performance obligation is a promise in a contract to transfer a distinct good or service and is the unit of accounting. A contract’s transaction price is allocated among each distinct performance obligation based on relative standalone selling price and recognized when, or as, the applicable performance obligation is satisfied.

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

(2) Development Milestones: The Company utilizes the most likely amount method to estimate the amount of consideration to which it will be entitled for achievement of development milestones as these represent variable consideration. For those payments based on development milestones (e.g., patient dosing in a clinical study or the achievement of statistically significant clinical results), the Company assesses the probability that the milestone will be achieved, including its ability to control the timing or likelihood of achievement, and any associated revenue constraint. Given the high degree of uncertainty around the occurrence of these events, the Company determines the milestone and other contingent amounts to be constrained until the uncertainty associated with these payments is resolved. At each reporting period, the Company re-evaluates this associated revenue recognition constraint. Any resulting adjustments are recorded to revenue on a cumulative catch-up basis, and reflected in the financial statements in the period of adjustment.

(3) Regulatory Milestones: The Company utilizes the most likely amount method to estimate the consideration to which it will be entitled and recognizes revenue in the period regulatory approval occurs (the performance obligation is satisfied) as these represent variable consideration. Amounts constrained as variable consideration are included in the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates whether the milestones are considered probable of being reached and not otherwise constrained. Accordingly, due to the inherent uncertainty of achieving regulatory approval, associated milestones are deemed constrained for revenue recognition until achievement.

(4) Royalties: Under the sales-or-usage-based royalty exception the Company recognizes revenue based on the contractual percentage of the licensee’s sale of products to its customers at the later of (i) the occurrence of the related product sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue from the China Out-License.

(5) Sales Threshold Milestones: Similar to royalties, applying the sales-or-usage-based royalty exception, the Company recognizes revenue from sales threshold milestones at the later of (i) the period the licensee achieves the one-time annual product sales levels in their territories for which the Company is contractually entitled to a specified lump-sum receipt, or (ii) the date upon which the performance obligation to which some or all of the milestone has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales threshold milestone revenue from out-licensing arrangements.

The Company re-evaluates the measure of progress to each performance obligation in each reporting period as uncertain events are resolved and other changes in circumstances occur.
(viii) Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including costs of certain salaries and other employee-related costs (including stock-based compensation), and costs to conduct nonclinical studies, clinical trials and contract manufacturing activities. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company's objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. The clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although estimates are expected to be materially consistent with actual amounts incurred, the Company's understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in changes in estimates in any particular period. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.
(ix) Stock-Based Compensation

The Company recognizes stock-based compensation expense for equity awards granted to employees, consultants, and members of its Board of Directors. Stock option awards are at an exercise price of not less than 100% of the fair market value of common stock on the respective date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing market price of the Company's common stock on the date preceding the award grant-date.
Stock awards granted typically have one to four-year service conditions and a contractual term of 10 years. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
development, or operational milestones. For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company recognizes related expense on an accelerated attribution method, if and when it concludes that it is highly probable that the performance condition will be achieved. At each reporting period, the Company reassesses the probability of the achievement of the performance vesting conditions. As applicable, the Company reverses previously recognized expense for unvested awards in the same period of forfeiture.
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
Management estimates the expected term of awarded stock options utilizing the simplified method for awards since the Company does not yet have sufficient exercise history since its November 2016 corporate formation and also lacks specific historical and implied stock volatility information. Accordingly, management estimates this expected volatility based on a designated peer-group of publicly-traded companies for a look-back period (from the date of grant), that corresponds with the expected term of the awarded stock option. The Company estimates the risk-free interest rate based upon the U.S. Department of the Treasury yield curve in effect at award grant for the time period that corresponds with the expected term of the awarded stock option. The Company’s expected dividend yield is zero because it has never paid cash dividends and does not expect to for the foreseeable future. Subsequent to the IPO, the fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the Nasdaq Global Select Market on the date of grant.
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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Interest and penalties related to unrecognized tax benefits, if any, are recorded as a component of income tax expense.
(xi) Net Loss per Share

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method and if-converted method as applicable.
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

Due to net losses in all periods presented, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals diluted net loss per share.
(xii) Comprehensive Loss
Comprehensive loss represents (i) net loss for the periods presented, and (ii) unrealized gains or losses on our reported available-for-sale debt securities.
(xiii) Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements have been discussed within the footnote to which each relates. Other recent accounting pronouncements not disclosed in these Financial Statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current financial position, results of operations, or cash flows.
3. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Balance Sheets are summarized below:
(a) Prepaid Expenses
Prepaid expenses consists of the following:

	December 31,
	2022	2021
Prepaid insurance	$1,177	$1,213
Prepaid research and development expenses	757	671
Prepaid computer software fees	444	56
Other prepaid expenses	2,389	2,105
Prepaid expenses	$4,767	$4,045
(b) Other receivables
Other receivables consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2022	2021
Regulatory fee reimbursement (1)	$3,117	$—
Interest receivable	178	2
Research and development service receivables	161	—
Payroll tax receivable	90	90
Income tax receivable	36	—
Other receivables	$3,582	$92

(1) This amount represents the required FDA filing fee upon the Company's submission of its New Drug Application ("NDA") for TP-03 and was fully refundable based on the Company's status as a qualified "Small Business" as defined in the relevant Federal statute; it was received from the FDA in January 2023.

(c) Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2022	2021
Furniture and fixtures	$714	$596
Office equipment	197	84
Laboratory equipment	167	167
Leasehold improvements	425	129
Property and equipment, at cost	1,503	976
(Less): Accumulated depreciation and amortization	546	221
Property and equipment, net	$957	$755
Depreciation expense for the years ended December 31, 2022 and 2021 was $0.3 million and $0.3 million, respectively.
(d) Other Assets
Other assets consists of the following:

	December 31,
	2022	2021
Equity warrants issued by licensee (Note 7)	$108	$663
Deposits	82	71
Other non-current assets	395	392
Other Assets	$585	$1,126
(e) Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2022	2021
Trade accounts payable and other	$5,269	$2,856
Accrued clinical studies	3,691	4,407
Operating lease liability, current	721	609
Accrued interest, current	215	—
Income taxes payable	14	55
Contract liability	—	697
Employee stock option pre-vesting exercise liability	—	56
Accounts payable and other accrued liabilities	$9,910	$8,680
(f) Other Long-Term Liabilities
Other long-term liabilities consists of the following:

	December 31,
	2022	2021
Operating lease liability, non-current	$52	$585
Lotilaner licensor liability	48	114
Other long-term liabilities	$100	$699
4. STOCKHOLDERS’ EQUITY
2020 and 2016 Equity Incentive Plans
The Company's Board of Directors and stockholders adopted and approved the Company's 2020 Equity Incentive Plan (the “2020 Plan”) in October 2020. The 2020 Plan replaced the Company's 2016 Equity Incentive Plan that was earlier adopted in December 2016 (the "2016 Plan"). However, awards outstanding under the 2016 Plan will continue to be governed by its original terms. The number of shares of the Company's common stock that were initially available for issuance under the 2020 Plan equaled the initial sum of 9,000,000 shares plus 2,432,980 shares that were then available for issuance under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

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
Common Stock Outstanding and Reserves for Future Issuance
Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the years ended December 31, 2022 and 2021, no dividends were declared.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan are summarized below:

	December 31,
	2022	2021
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	8,346,738	9,266,200
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,663,319	2,493,488
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	3,899,342	2,759,830
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	551,258	17,251
Total shares of common stock reserved	15,460,657	14,536,769
5. STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the accompanying Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Research and development	$3,736	$1,843
General and administrative	9,724	6,612
Total stock-based compensation	$13,460	$8,455

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Year Ended December 31,
	2022	2021
Exercise price	$12.89 to $20.64	$21.40 to $47.25
Expected term (in years)	6.25	6.25
Risk-free interest rate	1.63% to 4.21%	0.66% to 1.37%
Expected volatility	77.3% to 83.0%	64.8% to 69.4%
Expected dividend yield	—	—
Weighted-average grant-date fair value per stock option	$18.37	$38.06
Stock Option Activity
Stock option activity during the years ended December 31, 2022 and 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding - December 31, 2020	1,836,739	$3.77	9.15	$68,981
Granted	1,005,512	38.06
Exercised	(24,959)	4.14
Forfeited	(57,462)	22.18
Expired	—	—
Outstanding - December 31, 2021	2,759,830	15.88	8.54	$33,641
Granted	1,227,123	18.37
Exercised	(40,979)	3.01
Forfeited	(46,632)	24.60
Expired	—	—
Outstanding - December 31, 2022	3,899,342	$16.69	8.07	$19,196
Vested - December 31, 2022	1,669,139	$13.43	7.32	$13,706
Unvested - December 31, 2022	2,223,536	$19.12	8.63	$5,490
____________
(1)Represents the total difference between the stock price fair value as of December 31, 2022 and the stock option exercise price, multiplied by the number of in-the-money options as of December 31, 2022. The amount of any intrinsic value will change in relation to any increases or decreases in the then-determined fair value of the Company’s common stock.
The total grant-date fair value of options that vested during the years ended December 31, 2022 and 2021 was $13.7 million and $16.3 million, respectively.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
For the year ended December 31, 2022, the Company recorded stock-based compensation expense for stock options of $10.7 million. As of December 31, 2022, there was unrecognized compensation expense of $25.5 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years.
Restricted Stock Unit Activity
Restricted stock unit activity during the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted Average Value per Share
Outstanding - December 31, 2021	17,251	$27.53
Granted	573,009	17.87
Vested	(32,914)	24.17
Forfeited	(6,088)	19.40
Outstanding - December 31, 2022	551,258	$17.78
For the year ended December 31, 2022, the Company recorded stock-based compensation expense for restricted stock units of $2.5 million. As of December 31, 2022, there was approximately $8.0 million of unrecorded expense that will be recognized over a weighted average period of 3.0 years.
6. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2022	2021
Net loss	$(62,091)	$(13,827)
Weighted-average shares—basic and diluted	24,619,700	20,554,086
Net loss per share—basic and diluted	$(2.52)	$(0.67)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	Year Ended December 31,
	2022	2021
Stock options, unexercised—vested and unvested	3,899,342	2,759,830
Restricted stock units—unvested	551,258	17,251
Stock options exercised prior to vesting— remaining unvested	—	27,840
Total	4,450,600	2,804,921
7. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table (see Note 2(iv)):

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$64,685	$—	$—	$64,685
U.S. Treasury securities	69,644	—	—	69,644
Commercial paper	—	60,355	—	60,355
Corporate debt securities	—	11,521	—	11,521
Government-related debt securities	—	10,821	—	10,821
Common stock in LianBio	371	—	—	371
Equity warrants (for LianBio shares)	—	—	108	108
Total assets measured at fair value	$134,700	$82,697	$108	$217,505

	Year Ended December 31, 2021
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$171,332	$—	$—	$171,332
Common stock in LianBio	483	—	—	483
Equity warrants (for LianBio shares)	—	—	663	663
Total assets measured at fair value	$171,815	$—	$663	$172,478
Money Market Funds and U.S. Treasury Securities
Money market funds and U.S. Treasury securities are highly liquid investments and are actively traded with readily-available market prices that are publicly observable and independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Commercial Paper, Corporate Debt Securities, and Government-related Debt Securities

Commercial paper, corporate debt securities and government-related debt securities were valued using Level 2 inputs that utilized industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. The Company reviews trading activity and pricing for these investments as of each measurement date.
LianBio Common Stock and Equity Warrants

In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio (a pharmaceutical company focused on the Greater China and other Asian markets; NASDAQ: LIAN), executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio. The first two tranches are vested and exercised as of December 31, 2022 and the third warrant tranche will vest upon the achievement of a regulatory event; each has an exercise price at common stock par value.

In June 2021, one of these three warrant tranches was vested and then-converted to 78,373 shares of LianBio common stock, and recognized at fair value within marketable securities as of December 31, 2021, and within long-term investments on the accompanying Balance Sheets as of December 31, 2022. In May 2022, the second warrant tranche was vested and in December 2022, it was exercised and converted into 78,373 shares of LianBio common stock as recognized at fair value within long-term investments on the Balance Sheets as of December 31, 2022. LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price on the NASDAQ Global Market.

The third warrant tranche remains classified as Level 3 in the fair value hierarchy and is presented within other assets on the accompanying Balance Sheets as of December 31, 2022 and 2021 (see Note 3(d)). The most significant assumptions used in the option pricing valuation model as of each balance sheet date to determine its fair value included

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
observable and unobservable inputs: LianBio common stock volatility (based on the historical volatility of similar companies), the probability of regulatory milestone achievement for vesting, and the application of an assumed discount rate.

The estimated fair value of the equity warrant will be remeasured each reporting period with adjustments reported within other income (expense), net on the accompanying Statements of Operations and Comprehensive Loss, until exercised or expired, and is valued in the accompanying Financial Statements as follows:

Value of equity warrants (see Note 3(d))
Fair value as of December 31, 2021	$663
Remeasurement of equity warrants	(501)
Recognition of equity warrants	103
Exercise of the second tranche of equity warrants into LianBio common stock	(157)
Fair value as of December 31, 2022	$108

Value of equity warrants (see Note 3(d))
Fair value as of December 31, 2020	$—
Initial fair value estimate of equity warrants	1,233
Recognition of equity warrants	1,491
Remeasurement of equity warrants	(987)
Exercise of the first tranche of equity warrants into LianBio common stock	(1,074)
Fair value as of December 31, 2021	$663

The fair value and amortized cost of cash and cash equivalents and available-for-sale investments by major security type are presented in the following table:

	December 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds	$64,685	$—	$—	$64,685
Government-related securities	4,978	—	—	4,978
Commercial paper	1,997	—	—	1,997
Total cash equivalents	$71,660	$—	$—	$71,660

Marketable securities:
U.S. Treasury securities	$69,720	$5	$(81)	$69,644
Commercial paper	58,358	—	—	58,358
Corporate debt securities	11,524	8	(11)	11,521
Government-related securities	5,838	5	—	5,843
Total marketable securities	$145,440	$18	$(92)	$145,366

Long-term investments:
Common stock in LianBio	639	—	(268)	371
Total long-term investments	$639	$—	$(268)	$371

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31, 2021
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds	171,332	—	—	171,332
Total cash equivalents	$171,332	$—	$—	$171,332

Marketable securities:
Common stock in LianBio	1,074	—	(591)	483
Total marketable securities	$1,074	$—	$(591)	$483

As of December 31, 2022, substantially all available-for-sale debt securities have a maturity of 12 months or less. Three securities have a contractual maturity between one and five years, with an estimated fair market value of $4.6 million and amortized cost of $4.6 million. All available-for-sale debt securities have gross unrealized losses in a continuous loss position for less than one year. The Company did not recognize any other-than-temporary impairment losses on these securities.
8. COMMITMENTS & CONTINGENCIES
(a) Operating Leases

In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of December 31, 2022, the Company had four active leases for adjacent office and laboratory suites in Irvine, California.

Right-of-Use assets (“ROU assets”) represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the initial non-cancelable lease term, unless there is a renewal option that is reasonably certain to be exercised. The Company uses its incremental borrowing rate at the lease commencement date in determining the discount rate utilized to present value the future minimum lease payments since an implicit interest rate in each at-market lease agreement was not determinable. The Company has lease agreements with both lease and non-lease components, which are accounted for as a single component for all asset classes.

The Company's variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU asset and lease liability amounts presented in the accompanying Balance Sheets. Rent expense is allocated to research and development and general and administrative expenses in the accompanying Statements of Operations and Comprehensive Loss. The below table summarizes the components of total lease expense:

	Year Ended December 31,
	2022	2021
Operating lease expense	$569	$385
Variable lease expense	244	144
Short-term lease expense (lease with 12-month term or less)	—	116
Total lease expense	$813	$645
As of December 31, 2022, the Company's facility leases had a weighted average remaining lease term of 1.1 years and a weighted-average incremental borrowing rate of 10%.
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Operating Leases - Future Payments	December 31, 2022
2023	$874
2024	61
2025	—
2026	—
2027	—
Total future lease payments, undiscounted	$935
(Less): Imputed interest	(46)
Present value of operating lease payments(1)	$889
(1) This amount includes the future lease commitments related to a lease amendment executed as of December 31, 2022, that commences in the first quarter of 2023.
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

The Company paid $1.0 million upfront upon execution of the Eye and Derm Elanco Agreement in January 2019, and also paid a required $1.0 million clinical milestone in September 2020, associated with the first two U.S. pivotal trials for the treatment of Demodex blepharitis. The Company paid an additional $2.0 million for its second pivotal trial milestone in April 2021, which was recorded in research and development expense in the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

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

As part of the China Out-License, the Company made a required contractual payment in the amount of $2.5 million to Elanco following the receipt of $25 million of proceeds from LianBio during the second quarter of 2021. During the fourth quarter of 2022, the Company recognized $0.4 million of cost of license fees and collaboration revenue upon receipt of $10 million of cash proceeds from LianBio for the achievement of a clinical development milestone, which was applied against the $1.5 million prepayment.

As of December 31, 2022, the Company is obligated to make further cash payments to Elanco of $3.0 million under the Eye and Derm Elanco Agreement (that can be offset against any remaining prepaid amounts) upon achievement of certain clinical milestones in the treatment of human skin diseases using lotilaner and a maximum of $79.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of any type of blepharitis in humans using lotilaner. In addition, the Company will be obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which it has achieved applicable regulatory approval.
September 2020 Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed an All Human Uses Elanco Agreement with Elanco and concurrently issued Elanco 222,460 shares of its common stock with an estimated fair value of $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020).

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

The Company is required to make cash payments to Elanco under the All Human Uses Elanco Agreement upon the achievement of various clinical milestones up to an aggregate maximum of $4.0 million, and various commercial and sales threshold milestones up to an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net product sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, except for territories in which it achieved applicable regulatory approval prior to sublicense execution.

In March 2021, the Company entered into the China Out-License agreement with LianBio, that required it to grant Elanco an additional fixed 187,500 shares of the Company's common stock that otherwise would have been issuable no later than the 18-month anniversary of the All Human Uses Elanco Agreement for continued license exclusivity. These issued shares were valued at $5.5 million, based on the Company's closing stock price of $29.30 per share on the date this issuance became contractually required and is recognized within research and development expense within the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

In December 2022, a clinical milestone was triggered to Elanco under the All Human Uses Elanco Agreement upon enrollment of the first patient in the Phase 2a Carpo trial, for the treatment of Lyme disease. The related milestone expense of $0.5 million was applied against the $1.5 million prepayment and included within research and development expense on the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
(c) Employment Agreements
The Company has entered into employment agreements with eight of its executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.
(d) Consulting Agreements
The Company has a preexisting consulting agreement with a board member that was appointed in December 2021. This consulting agreement provides for annual cash compensation of approximately $0.2 million and option grants to purchase 45,134 shares of the Company’s common stock, with exercise prices ranging from $2.01 to $34.72 per share. This consulting agreement may be terminated by either party with ten days notice and contains standard confidentiality, indemnification, and intellectual property assignment provisions in favor of the Company.
(e) Litigation Contingencies
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

Out-License of TP-03 Commercial Rights in Greater China in March 2021

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
On March 26, 2021, the Company entered into The China Out-License agreement with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in the China Territory, as defined in the agreement, for the treatment of Demodex blepharitis and Meibomian Gland Disease. LianBio is contractually responsible for all clinical development and commercialization activities and costs within the China Territory.

Through December 31, 2022, the Company received payments from LianBio totaling $80.0 million comprised of an upfront payment of $15.0 million and $65.0 million for the achievement of specified milestone events. In February 2023, a development milestone was triggered resulting in expected cash proceeds of $2.5 million.

The Company is eligible to receive further consideration from LianBio upon the achievement of additional TP-03 events, including (i) additional development milestone payments of up to an aggregate of $25.0 million (includes $2.5 million for a milestone triggered in February 2023), (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million, (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales, and (iv) vesting of a LianBio equity warrant upon certain regulatory milestones.

Revenue recognized in the accompanying Statements of Operations and Comprehensive Loss relates to the satisfaction of performance obligations including (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the completion of U.S. clinical activities and then providing LianBio with the related data to supplement its local pivotal trial package for TP-03 in the treatment of Demodex blepharitis.

10. CREDIT FACILITY AGREEMENT

On February 2, 2022, the Company executed the Credit Facility with Hercules Capital, Inc. ("Hercules") and SVB that expires on February 2, 2027. Concurrent with the execution of the Credit Facility, the Company made a $20.0 million draw.

On January 5, 2023, the Company entered into an amendment to the loan and security agreement (the "First Amendment"). The First Amendment set a maximum interest rate, and updated the terms of prepayment under the Credit Facility and other certain specific conditions, including an extended period for the Company to draw down the $25.0 million tranche associated with the NDA submission, from March 15, 2023 to March 15, 2024, provided at least $5.0 million is drawn on or before March 15, 2023 and at least an additional $5 million is drawn on or before September 15, 2023. The Company did not incur any lender fees as part of this First Amendment.

As of December 31, 2022, the Credit Facility provides for a remaining aggregate principal amount of up to $135.0 million with tranched availability as follows: $25.0 million related to the New Drug Application ("NDA") submission with the FDA for TP-03, $35.0 million upon FDA approval of TP-03, $50.0 million upon achievement of product net revenue thresholds, and $25.0 million upon lender approval. On March 15, 2023, the Company made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA.

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

Under the First Amendment, the outstanding principal draws accrue interest at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal prime rate plus 4.45% with an aggregate cap of 11.45% or (ii) 8.45%. At the execution date of the Credit Facility, the Wall Street Journal prime rate was 3.25% and further increased during 2022, reaching 7.50% as of December 31, 2022.

The Company is required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.0 million was derived at the execution of the Credit Facility by multiplying 4.75% by the $20.0 million drawn at closing and is accreted to interest expense through maturity.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB, commitments to advance under existing credit agreements will be honored in accordance with and pursuant to the terms of such credit agreements and any other duties or roles under existing credit agreements will be performed by Silicon Valley Bridge Bank in accordance with and pursuant to the terms of such credit facilities.

As of December 31, 2022, the carrying value of the Credit Facility (reported as term loan, net on the accompanying Balance Sheets) consisted of $20.0 million principal outstanding less legal and administrative issuance costs of approximately $0.9 million that were recorded as a debt discount to the term loan, net and will continue to be accreted to interest expense using the effective interest method during its term. As of December 31, 2021 the Company had no outstanding debt.

As of December 31, 2022, the effective interest rate for the full term of the Credit Facility was 13.61%. During the year ended December 31, 2022, the Company recognized interest expense on the accompanying Statement of Operations and Comprehensive Loss in connection with the Credit Facility as follows:

Year Ended December 31, 2022
Interest expense for term loan	$1,890
Accretion of end of term charge	174
Amortization of debt issuance costs	135
Total interest expense related to term loan	$2,199

The principal balance of this Credit Facility and related accretion and amortization as of December 31, 2022 is reported on a combined basis as term loan, net on the accompanying Balance Sheet as follows:

December 31, 2022
Term loan, gross	$20,000
Debt issuance costs	(875)
Accretion of end of term charge	174
Accumulated amortization of debt issuance costs	135
Term loan, net	19,434
11. INCOME TAXES
The components of loss from operations before provision for income taxes were as follows:

	Year Ended December 31,
	2022	2021
United States	$(62,095)	$(13,772)
Total	$(62,095)	$(13,772)
The provision for income taxes from operations were as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2022	2021
Current:
Federal	$(4)	$42
State	—	13
	$(4)	$55

Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax (benefit) provision	$(4)	$55

A reconciliation of income taxes was computed by applying the federal statutory income tax rate in each period to the pretax loss for the years ended December 31, 2022 and 2021, and adjusted for certain classes of transactions, as summarized below:

	Year Ended December 31,
	2022	2021
Expected tax benefit at statutory rate	$(13,040)	$(2,891)
State income tax, net of federal benefit	(212)	(92)
Permanent items	(22)	(12)
Stock-based compensation	606	760
Executive compensation	988	—
Research and development credits	(1,753)	(2,408)
Change in fair value of equity warrants and equity securities	91	331
Other	212	(50)
Change in valuation allowance	13,126	4,417
Income tax (benefit) provision	$(4)	$55
Significant components of the deferred tax assets and liabilities were as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$6,679	$4,934
Research and development credit carryforwards	4,723	2,969
Capitalized research and development	7,634	—
Intangible assets	2,970	2,984
Stock-based compensation	2,119	1,136
Other, net	1,199	712
Total deferred tax assets before valuation allowance	25,324	12,735
Less: valuation allowance	(25,201)	(12,059)
Total deferred tax assets	$123	$676
Deferred tax liabilities, net:
Operating lease right-of-use assets	(123)	(234)
Deferred revenue	—	(442)
Net deferred tax asset	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized and evaluates the recoverability of its deferred tax assets on at least an annual basis. The Company has determined that its deferred tax assets, with the exception of amounts supported by the reversal of taxable temporary differences, are not realizable. Consequently, the Company has recorded a valuation allowance on deferred tax assets of $25.2 million and $12.1 million at December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company has federal and state net operating loss carryforwards of approximately $31.1 million and $25.9 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), for U.S. income tax purposes, net operating losses generated prior to December 31, 2017 can be carried forward for up to 20 years, while net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against taxable income. The Company’s total federal net operating loss of $31.1 million will not expire but will only be able to be offset 80% of future taxable income within each year. The other state net operating losses will begin to expire in 2037. At December 31, 2022, the Company had federal and other state research and development tax credits of $4.7 million and $1.6 million, respectively. The federal research and development tax credits begin to expire in 2040 unless previously utilized, and the other state credit carryforwards begin to expire in 2037.
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
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities. As of December 31, 2022, the Company had gross unrecognized tax benefits of $3.4 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on the accompanying Balance Sheets at December 31, 2022

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
and has not recognized interest and/or penalties on the accompanying Statements of Operations for the years ended December 31, 2022 or 2021.
The following table summarizes the changes to the gross unrecognized tax benefits:

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$3,045	$488
Additions related to current year positions	349	658
Additions related to prior year positions	—	1,899
Decreases related to prior year positions	(1)	—
Balance at end of year	$3,393	$3,045
The Company is subject to taxation in the U.S. Federal jurisdiction and various states. All tax years from inception are subject to examination by federal and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties related to income tax matters have been incurred at December 31, 2022 and 2021 and the years then ended. Further, the Company is not currently under examination by any federal, state, or local tax authority.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022 (the "Proxy Statement"), and is incorporated in this Annual Report on Form 10-K by reference.
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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	October 20, 2020
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-39614	3.2	October 20, 2020
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-249076	4.1	October 9, 2020
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39614	4.2	March 14, 2022
4.3	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	October 9, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-249076	10.1	October 9, 2020
10.2#	Tarsus Pharmaceuticals, Inc. 2016 Stock Plan, as amended and forms of agreements thereunder.	S-1	333-249076	10.2	September 25, 2020
10.3#	Tarsus Pharmaceuticals, Inc. 2020 Equity Incentive Plan and form of agreements thereunder.	S-8	333-249571	99.2	October 20, 2020
10.4#	Tarsus Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-249571	99.3	October 20, 2020
10.5#	Amended and Restated Offer Letter, dated October 8, 2020, between the Registrant and Bobak Azamian, M.D., Ph.D.	S-1/A	333-249076	10.5	October 9, 2020
10.6#	Offer Letter, dated March 15, 2020, between the Registrant and Leo M. Greenstein.	S-1	333-249076	10.6	September 25, 2020
10.7#	Offer Letter, dated June 4, 2020, between the Registrant and Seshadri Neervannan, Ph.D.	S-1	333-249076	10.7	September 25, 2020
10.8#	Offer Letter, dated October 29, 2018, between the Registrant and Mark Holdbrook.	S-1	333-249076	10.8	September 25, 2020
10.9#	Offer Letter, dated June 22, 2020, between the Registrant and Aziz Mottiwala.	S-1	333-249076	10.9	September 25, 2020
10.10	Office Lease, dated May 28, 2020, between the Registrant and Discovery Business Center LLC.	S-1	333-249076	10.13	September 25, 2020
10.11^*	Sublease Agreement, dated May 29, 2020, between the Registrant and Avent, Inc., as amended by First Amendment to Sublease Agreement, dated July 30, 2020, between the Registrant and Avent, Inc.	S-1	333-249076	10.14	September 25, 2020
10.12#	Management Cash Incentive Plan.	S-1/A	333-249076	10.15	October 9, 2020
10.13†	Development and License Agreement, dated March 26, 2021, between the Registrant and LianBio Ophthalmology.	10-Q	001-39614	10.1	May 11, 2021
10.14	Loan and Security Agreement, dated February 2, 2022, by and among Registrant, Hercules Capital, Inc. and Silicon Valley Bank.	10-Q	001-39614	10.1	May 11, 2022
10.15#	Consulting Agreement, dated August 1, 2020, between the Registrant and Elizabeth Yeu-Lin, M.D., as amended.	10-Q	001-39614	10.2	May 11, 2022
10.16†	Amended and Restated License Agreement, dated June 3, 2022, by and between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.1	August 11, 2022
10.17^	Amended and Restated License Agreement, dated June 3, 2022, by and between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.2	August 11, 2022
10.18	First Amendment to Loan and Security Agreement, dated as of January 5, 2023, by and among Registrant Hercules Capital, Inc. and Silicon Valley Bank.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

^	Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates a management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 17, 2023.

Tarsus Pharmaceuticals, Inc.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Board Chairman

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobak Azamian, M.D., Ph.D., Leonard Greenstein, and Bryan Wahl, M.D., and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobak Azamian, M.D., Ph.D.	President, Chief Executive Officer, and Board Chairman	March 17, 2023
Bobak Azamian, M.D., Ph.D.	(Principal Executive Officer)

/s/ Leonard M. Greenstein	Chief Financial Officer	March 17, 2023
Leonard M. Greenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Morrison	Director	March 17, 2023
Scott Morrison

/s/ Bhaskar Chaudhuri, Ph.D.	Director	March 17, 2023
Bhaskar Chaudhuri, Ph.D.

/s/ Rosemary Crane	Director	March 17, 2023
Rosemary Crane

/s/ Andrew Goldberg, M.D.	Director	March 17, 2023
Andrew Goldberg, M.D.

/s/ William J. Link, Ph.D.	Director	March 17, 2023
William J. Link, Ph.D.

/s/ Wendy Yarno	Director	March 17, 2023
Wendy Yarno

/s/ Elizabeth Yeu-Lin, M.D.	Director	March 17, 2023
Elizabeth Yeu-Lin, M.D.