Form 10-Q
period 2023-03-31
Tarsus Pharmaceuticals, Inc.
filed 2023-05-09
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 4, 2023, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 26,803,733.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,997	$71,660
Marketable securities	135,222	145,366
Accounts receivable	2,500	—
Other receivables	418	3,582
Prepaid expenses	4,509	4,767
Total current assets	208,646	225,375
Property and equipment, net	1,193	957
Operating lease right-of-use assets	540	575
Long-term investments	306	371
Other assets	529	585
Total assets	$211,214	$227,863
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,049	$9,910
Accrued payroll and benefits	4,206	5,519
Total current liabilities	13,255	15,429
Term loan, net	24,515	19,434
Other long-term liabilities	40	100
Total liabilities	37,810	34,963
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,800,512 shares issued and outstanding at March 31, 2023 (unaudited); 26,727,458 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	305,651	301,732
Accumulated other comprehensive loss	(70)	(74)
Accumulated deficit	(132,182)	(108,763)
Total stockholders’ equity	173,404	192,900
Total liabilities and stockholders’ equity	$211,214	$227,863
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
License fees and collaboration revenue	$2,500	$539

Operating expenses:
Cost of license fees and collaboration revenue	—	33
Research and development	12,356	12,081
General and administrative	15,096	7,946
Total operating expenses	27,452	20,060
Loss from operations before other income (expense) and income taxes	(24,952)	(19,521)
Other income (expense):
Interest income	2,293	—
Interest expense	(684)	(316)
Other income (expense), net	6	37
Unrealized loss on equity investments	(65)	(192)
Change in fair value of equity warrants issued by licensee	(17)	(245)
Total other income (expense), net	1,533	(716)
Provision for income taxes	—	(1)
Net loss	$(23,419)	$(20,238)

Other comprehensive loss:
Unrealized gain on marketable securities and cash equivalents	4	—
Comprehensive loss	$(23,415)	$(20,238)

Net loss per share, basic	$(0.88)	$(0.98)
Net loss per share, diluted	$(0.88)	$(0.98)

Weighted-average shares outstanding, basic	26,742,023	20,710,224
Weighted-average shares outstanding, diluted	26,742,023	20,710,224

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	—	—	(23,419)	(23,419)
Recognition of stock-based compensation expense	—	—	—	—	3,906	—	—	3,906
Exercise of vested stock options	—	—	6,443	—	13	—	—	13
Issuance of common stock upon the vesting of restricted stock units	—	—	66,611	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	4	—	4
Balance as of March 31, 2023	—	$—	26,800,512	$5	$305,651	$(70)	$(132,182)	$173,404

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$(46,672)	$166,730
Net loss	—	—	—	—	—	(20,238)	(20,238)
Recognition of stock-based compensation expense	—	—	—	—	2,674	—	2,674
Exercise of vested stock options	—	—	225	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	15,309	—	31	—	31
Balance as of March 31, 2022	—	$—	20,718,528	$4	$216,103	(66,910)	$149,197

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(23,419)	$(20,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	41
Accretion of term loan-related costs	81	55
Stock-based compensation	3,906	2,674
Non-cash lease expense	151	113
Unrealized loss on equity investments	65	192
Amortization of discount on available-for-sale debt securities	(1,484)	—
Change in fair value of equity warrants issued by licensee	17	245
Unrealized gain from transactions denominated in a foreign currency	16	1
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	(17)
Other receivables	3,165	(225)
Prepaid expenses	257	926
Other non-current assets	38	14
Accounts payable and other accrued liabilities	(1,046)	1,969
Accrued payroll and benefits	(1,313)	(993)
Other long-term liabilities	(8)	(43)
Net cash used in operating activities	(21,970)	(15,286)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	40,301	—
Purchases of marketable securities	(28,667)	—
Purchases of property and equipment	(340)	(161)
Net cash provided by (used in) investing activities	11,294	(161)
Cash Flows From Financing Activities:
Proceeds from exercise of equity awards	13	—
Proceeds from term loan	5,000	20,000
Payment of term loan issuance costs	—	(815)
Payment of deferred offering costs	—	(60)
Net cash provided by financing activities	5,013	19,125
Net (decrease) increase in cash and cash equivalents	(5,663)	3,678
Cash and cash equivalents — beginning of period	71,660	171,332
Cash and cash equivalents — end of period	$65,997	$175,010
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$116	$—
Interest expense paid in cash	$593	$127
Additions of property and equipment included within accounts payable and other accrued liabilities	$—	$41
Deferred offering costs included within accounts payable and accrued liabilities	$—	$55
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
Liquidity

The Company has a limited operating history, no product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through equity capital raises; including the Company's initial public offering in 2020 and the follow-on public offering completed in May 2022 (see Note 5), proceeds from its out-license agreement, and draws from its credit facility. The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the filing date of the accompanying Condensed Financial Statements in this Form 10-Q, which have been prepared on a going-concern basis.

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
Operating Segment
To date, the Company has operated, managed and organized its business and financial information on an aggregate basis for the purposes of evaluating financial performance and the allocation of capital and personnel resources. The Company’s chief operating decision-maker (CODM), its Chief Executive Officer, reviews its operating results for the purpose of allocating resources and evaluating financial performance. Accordingly, the Company’s management determined that it operates one reportable operating segment.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
(i) Basis of Presentation
The Company’s Condensed Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S.") for interim financial information pursuant to Form 10-Q and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The interim Condensed Balance Sheet as of March 31, 2023, the interim Condensed Statements of Operations and Comprehensive Loss, the interim Condensed Statements of Stockholders’ Equity, and the interim Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022, are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three-month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other interim or annual period.

The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. Actual results could differ materially from those estimates.

The Company’s financial statements as of and for the year ended December 31, 2022, reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. The Company reclassified license fees revenue and collaboration revenue which were historically separate financial statement line items on the Company's Statements of Operations and Comprehensive Loss and are now presented as a single revenue line— license fees and collaboration revenue. These reclassifications have no impact on total revenue or net loss.

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, except as discussed below. The accounting policies and estimates that most significantly impact the presented amounts within the accompanying Condensed Financial Statements are further described below.
(ii) Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty, with original maturities of three months or less from the purchase date. The carrying amounts reported in the accompanying Condensed Balance Sheets for cash and cash equivalents are valued at cost, which approximate their fair value.
(iii) Marketable Securities and Long-Term Investments
Marketable securities consist of short-term fixed income investments carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities (see Note 3). Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities are classified as current assets on the accompanying Condensed Balance Sheets due to their highly liquid nature and availability for use in current operations.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Marketable securities are recorded at fair value with unrealized losses and gains reported as a component of accumulated other comprehensive loss within the accompanying Condensed Statements of Stockholders' Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized losses and gains as well as credit losses, if any, on marketable securities identified on a specific identification basis and are included in other income (expense), net on the accompanying Condensed Statement of Operations and Comprehensive Loss. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other than temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Condensed Statements of Operations and Comprehensive Loss.

Long-term investments consist of holdings of common stock in the publicly-traded parent company of LianBio Ophthalmology Limited ("LianBio"), reflecting the intent to hold these shares for at least one year from the balance sheet date. These equity securities are designated as available-for-sale with associated gains or losses reported in other income (expense), net within the Condensed Statements of Operations and Comprehensive Loss for each reported period.
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
The carrying amounts for financial instruments consisting of cash, cash equivalents, short-term marketable securities, long-term investments, accounts payable and accrued liabilities approximate fair value due to the short maturities for each. The Company's equity warrant holdings disclosed as other assets are carried at fair value based on unobservable market inputs (see Note 3).
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

(v) Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the three months ended March 31, 2023 and 2022.
(vi) Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash held in deposit at financial institutions in the U.S., including Silicon Valley Bank ("SVB"). As of March 31, 2023 and December 2022, the Company held cash and cash equivalents in its depository accounts of $8.1 million and $15.0 million, respectively. These deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") in an amount up to $250,000 for any depositor. To the extent the Company holds cash deposits in amounts that exceed the FDIC insurance limitation, it may incur a loss in the event of a failure of any of the financial institutions where it maintains deposits.
The Company's monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, including SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB and commitments to advance under existing credit agreements with former SVB will be honored by SVBB pursuant to the terms of such credit agreements. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership.

Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk. The Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to assess that this exposure is not significant.
(vii) Revenue Recognition for Out-License Arrangements

Overview

The Company currently has no product revenue. Reported revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss is associated with one out-license agreement (the "China Out-License") that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China territory")— see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract, (b) the contract’s transaction price for allocation (including variable consideration), (c) the stand-alone selling price for each identified performance obligation, and (d) the timing and amount of revenue recognition in each period.

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The China Out-License arrangement included the following forms of consideration: (i) non-refundable upfront license payment, (ii) equity-based consideration, (iii) sales-based royalties, (iv) sales-based threshold milestones, (v) one-time payments for executing drug supply agreements, (vi) development milestone payments, and (vii) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.

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

(5) Sales Threshold Milestones: Similar to royalties, applying the sales-or-usage-based royalty exception, the Company recognizes revenue from sales threshold milestones at the later of (i) the period the licensee achieves the one-time annual product sales levels in their territories for which the Company is contractually entitled to a specified lump-sum receipt,

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
or (ii) the date upon which the performance obligation to which some or all of the milestone has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any sales threshold milestone revenue from the China Out-License.

The Company re-evaluates the measure of progress to each performance obligation in each reporting period as uncertain events are resolved and other changes in circumstances occur.
(viii) Research and Development Costs

Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including costs of certain salaries and other employee-related costs (including stock-based compensation), and costs to conduct nonclinical studies, clinical trials and contract manufacturing activities. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company's objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. The clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from contract research organizations ("CROs"), contract manufacturers and other third-party vendors. Although estimates are expected to be materially consistent with actual amounts incurred, the Company's understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in changes in estimates in any particular period. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.
(ix) Stock-Based Compensation

The Company recognizes stock-based compensation expense for equity awards granted to employees, consultants, and members of its Board of Directors. Stock option awards are at an exercise price of not less than 100% of the fair market value of common stock on the respective date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing market price of the Company's stock on the date preceding the award grant date.

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
All stock-based compensation expense is reported in the accompanying Condensed Statements of Operations and Comprehensive Loss within research and development expense or general and administrative expense, based upon the assigned department of the award recipient. The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Fair Value of Common Stock — Subsequent to the IPO, the fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the Nasdaq Global Select Market on the date of the option grant.
Expected Term — The Company’s expected term represents the period that the Company’s stock option awards are expected to be outstanding. Management estimates the expected term of awarded stock options utilizing the simplified method (based on the mid-point between the vesting date and the end of the contractual term) to determine the expected term since the Company does not yet have sufficient exercise history.
Expected Volatility — Prior to 2023, the Company did not have sufficient trading history for its common stock to use its own historical volatility. Management estimated the expected volatility based on a designated peer-group of publicly-traded companies for a look-back period (from the date of grant) that corresponded with the expected term of the awarded stock option. Beginning in January 2023, the Company began using its own historical stock price for expected volatility.
Risk-Free Interest Rate — The Company estimates the risk-free interest rate based upon the U.S. Department of Treasury yield curve in effect at award grant date for the time period that corresponds with the expected term of the awarded stock option.
Dividend Yield — The Company’s expected dividend yield is zero because it has never paid cash dividends and does not expect to for the foreseeable future.
(x) Net Loss per Share
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

Due to a net loss for the three months ended March 31, 2023 and 2022, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in each period presented.
(xi) Comprehensive Loss
Comprehensive loss represents (i) net loss for the periods presented, and (ii) unrealized gains or losses on the Company's reported available-for-sale debt securities.
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
3. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2(iv)):

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	March 31, 2023 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$185	$—	$—	$185
Money market funds	65,812	—	—	65,812
U.S. Treasury securities	49,000	—	—	49,000
Commercial paper	—	65,148	—	65,148
Corporate debt securities	—	12,777	—	12,777
Government-related debt securities	—	8,297	—	8,297
Common stock in LianBio	306	—	—	306
Equity warrants (for LianBio shares)	—	—	91	91
Total assets measured at fair value	$115,303	$86,222	$91	$201,616

	December 31, 2022 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$64,685	$—	$—	$64,685
U.S. Treasury securities	69,644	—	—	69,644
Commercial paper	—	60,355	—	60,355
Corporate debt securities	—	11,521	—	11,521
Government-related debt securities	—	10,821	—	10,821
Common stock in LianBio	371	—	—	371
Equity warrants (for LianBio shares)	—	—	108	108
Total assets measured at fair value	$134,700	$82,697	$108	$217,505
Money Market Funds and U.S. Treasury Securities

Money market funds and U.S. Treasury securities are highly liquid investments and are actively traded with readily-available market prices that are publicly observable and independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
Commercial Paper, Corporate Debt Securities and Government-related Debt Securities

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
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio, executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio at an exercise price equal to common stock par value, which converted into warrants of the parent company of LianBio (LianBio, a pharmaceutical company focused on the Greater China and other Asian markets; Nasdaq: LIAN; any references to common stock or warrants of LianBio shall refer to common stock or warrants of the publicly-traded parent of LianBio) in connection with LianBio's previous Initial Public Offering. The first two tranches were vested and exercised as of December 31, 2022 and converted into 156,746 shares of LianBio common stock as recognized at fair value within long-term investments on the Condensed Balance Sheets as of March 31, 2023 and December 31, 2022. LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price on the Nasdaq Global Market.
The third warrant tranche will vest upon the achievement of a regulatory event and is presented within other assets in the accompanying Condensed Balance Sheets as of March 31, 2023 and December 31, 2022. This warrant tranche remains classified as Level 3 in the fair value hierarchy. The most significant assumptions used in the option pricing valuation model as

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
of each balance sheet date to determine its fair value included observable and unobservable inputs: LianBio common stock volatility (based on the historical volatility of similar companies), the probability of regulatory milestone achievement for vesting, and the application of an assumed discount rate.
The estimated fair value of the equity warrants are reported within other assets on the accompanying Condensed Balance Sheets and will be remeasured each reporting period with adjustments reported within other income (expense), net on the accompanying Condensed Statements of Operations and Comprehensive Loss, until exercised or expired. These equity warrants are valued in the accompanying Condensed Financial Statements as follows:

Value of equity warrants
Fair value as of December 31, 2022	$108
Remeasurement of equity warrants	(17)
Fair value as of March 31, 2023	$91

Value of equity warrants
Fair value as of December 31, 2021	$663
Remeasurement of equity warrants	(245)
Fair value as of March 31, 2022	$418
The fair value and amortized cost of cash, cash equivalents and available-for-sale investments by major security type are presented in the following table:

	March 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash and cash equivalents:
Cash	$185	$—	$—	$185
Money market funds	65,812	—	—	65,812
Total cash and cash equivalents	$65,997	$—	$—	$65,997

Marketable securities:
U.S. Treasury securities	$49,037	$3	$(40)	$49,000
Commercial paper	65,188	4	(44)	65,148
Corporate debt securities	12,773	19	(15)	12,777
Government-related debt securities	8,293	5	(1)	8,297
Total marketable securities	$135,291	$31	$(100)	$135,222

Long-term investments:
Common stock in LianBio	$1,231	$—	$(925)	$306
Total long-term investments	$1,231	$—	$(925)	$306

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	December 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds	$64,685	$—	$—	$64,685
Government-related debt securities	4,978	—	—	4,978
Commercial paper	1,997	—	—	1,997
Total cash equivalents	$71,660	$—	$—	$71,660

Marketable securities:
U.S. Treasury securities	$69,720	$5	$(81)	$69,644
Commercial paper	58,358	—	—	58,358
Corporate debt securities	11,524	8	(11)	11,521
Government-related debt securities	5,838	5	—	5,843
Total marketable securities	$145,440	$18	$(92)	$145,366

Long-term investments:
Common stock in LianBio	$1,231	$—	$(860)	$371
Total long-term investments	$1,231	$—	$(860)	$371

As of March 31, 2023, substantially all available-for-sale debt securities had a maturity of 12 months or less. Four securities have a contractual maturity between one and four years, with an estimated fair market value of $5.8 million and amortized cost of $5.7 million. As of December 31, 2022, substantially all available-for-sale debt securities had a maturity of 12 months or less. Three securities have a contractual maturity between one and five years, with an estimated fair market value of $4.6 million and amortized cost of $4.6 million. As of March 31, 2023 and December 31, 2022, all available-for-sale debt securities have gross unrealized losses in a continuous loss position for less than one year. As of March 31, 2023 and December 31, 2022, unrealized credit losses on these securities were not material, and accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$891	$714
Office equipment	215	197
Laboratory equipment	167	167
Leasehold improvements	569	425
Property and equipment, at cost	1,842	1,503
(Less): Accumulated depreciation and amortization	649	546
Property and equipment, net	$1,193	$957
Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	March 31, 2023	December 31, 2022
Trade accounts payable and other	$7,566	$5,269
Accrued clinical studies	542	3,691
Operating lease liability, current	703	721
Accrued interest, current	224	215
Income taxes payable	14	14
Accounts payable and other accrued liabilities	$9,049	$9,910
5. STOCKHOLDERS’ EQUITY
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
Common Stock Outstanding and Reserves for Future Issuance
As of March 31, 2023 and December 31, 2022, the Company had 26.8 million and 26.7 million, respectively, of common stock issued and outstanding. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan are summarized below:

	March 31, 2023	December 31, 2022
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	8,068,595	8,346,738
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,930,594	2,663,319
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	4,596,414	3,899,342
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,128,373	551,258
Total shares of common stock reserved	16,723,976	15,460,657

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
6. STOCK-BASED COMPENSATION
Stock-based compensation expense was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$1,163	$678
General and administrative	2,743	1,996
Total stock-based compensation	$3,906	$2,674

The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended March 31,
	2023	2022
Weighted average risk-free interest rate	4.20%	1.86%
Weighted average volatility	71.9%	77.7%
Expected term (in years)	6.25	6.25
Dividend yield rate	—%	—%
Weighted-average grant-date fair value per stock option	$15.07	$19.71

Stock Option Activity

Stock option activity during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding - December 31, 2022	3,899,342	$16.69	8.07	$19,196
Granted	728,169	15.07
Exercised	(6,443)	2.01
Forfeited	(24,654)	21.19
Outstanding— March 31, 2023	4,596,414	$16.43	8.16	$15,316
Exercisable— March 31, 2023	2,028,011	$14.26	7.30	$12,045
Unvested—March 31, 2023	2,568,403	$18.15	8.83	$3,271
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2023.

As of March 31, 2023, there was approximately $29.8 million of unrecorded compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.5 years.

Restricted Stock Unit Activity

Restricted stock unit activity during the three months ended March 31, 2023 was as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price/Share
Outstanding - December 31, 2022	551,258	$17.78
Granted	647,768	15.24
Vested	(66,611)	19.15
Forfeited	(4,042)	19.40
Outstanding— March 31, 2023	1,128,373	$16.24

As of March 31, 2023, there was approximately $16.8 million of unrecorded compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.5 years.
7. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Net loss	$(23,419)	$(20,238)
Weighted-average shares outstanding—basic and diluted	26,742,023	20,710,224
Net loss per share—basic and diluted	$(0.88)	$(0.98)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	Three Months Ended March 31,
	2023	2022
Stock options, unexercised—vested and unvested	4,596,414	3,561,261
Restricted stock units—unvested	1,128,373	351,422
Stock options exercised prior to vesting— remaining unvested	—	12,531
Total	5,724,787	3,925,214

8. COMMITMENTS & CONTINGENCIES
In-License Agreements for Lotilaner

January 2019 Agreement for Skin and Eye Disease or Conditions in Humans
In January 2019, the Company executed a license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 (the "Eye and Derm Elanco Agreement"). The Company has sole financial responsibility for related development, regulatory, and commercialization activities.

The Company's made cash payments to Elanco under the Eye and Derm Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $3.0 million for two specified clinical milestone achievements in September 2020 and April 2021, respectively.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
In March 2023, a clinical milestone was triggered to Elanco under the Eye and Derm Agreement upon enrollment of the first patient in the Phase 2a Galatea trial, evaluating the potential treatment of rosacea. The related milestone of $1.0 million was included in research and development expense on the accompanying Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023. The milestone achievement fully offset a $0.6 million remaining prepayment and $0.4 million was recognized in accounts payable and other accrued liabilities on the accompanying Condensed Balance Sheets as of March 31, 2023.

As of March 31, 2023, the Company is obligated to make further cash payments to Elanco of $2.4 million under the Eye and Derm Elanco Agreement upon achievement of the last clinical milestone in the treatment of human skin diseases using lotilaner and a maximum of $79.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner. In addition, the Company will be obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.

September 2020 Agreement for All Other Diseases or Conditions in Humans

In September 2020, the Company executed a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the "All Human Uses Elanco Agreement"). In September 2020, the Company issued Elanco 222,460 shares of its common stock with an estimated fair value of $3.1 million ($14.0003 per share, approximating the issuance price of the Company's Series C preferred stock in September 2020).

The Company's made cash payments under the All Human Uses Elanco Agreement of $0.5 million related to a clinical milestone that was triggered in December 2022 upon enrollment of the first patient in the Phase 2a Carpo trial, for the treatment of Lyme disease. The Company is required to make further cash payments under this agreement upon the achievement of various clinical milestones for an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net product sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.

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
Separation Agreement

On May 4, 2023, the Company entered into a separation and severance agreement with its former Chief Financial Officer, which provides for the following benefits effective upon and after June 15, 2023: severance payments equal to nine months of base salary and 10 months of company-paid continued benefits coverage, a lump sum bonus payment payable in 2024 equal to one-third of the former Chief Financial Officer's 2023 annual target bonus adjusted based on the 2023 Company performance score, accelerated vesting of options in 40,744 shares of the Company’s common stock, and an option exercise

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
period extension for certain options, in exchange for a release and waiver of claims and continued compliance with his confidentiality obligations.
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

The Company assessed this arrangement in accordance with ASC 606 and identified the following material promises under the arrangement: (i) the exclusive license to research, develop, manufacture, commercialize, make, offer for sale, sell, and import TP-03 in the China Territory, and (ii) the research and development services in the form of clinical study materials for the respective Phase 2b/3 trial (Saturn-1) and Phase 3 (Saturn-2) TP-03 trials. The promises to provide research and development services for Saturn-1 and Saturn-2 clinical trials were evaluated and determined to be distinct promises in the contract and each of the two clinical trials are separate performance obligations apart from the promise to provide the license.

The assessment of the initial transaction price for the China Out-License agreement included an analysis of amounts the Company expected to receive, which at contract inception consisted of: (i) the upfront cash payment of $15.0 million, (ii) a second cash payment of $10.0 million, (iii) a $10.0 million milestone that was determined to be within the control of the Company, and (iv) $1.2 million representing the initial fair value of the equity warrant.

The Company accounted for each performance obligation as follows:

Out-License

The Company determined that this license was distinct based on an evaluation of the delivery of the functional license that was in the later stages of development, and it met the criteria for being distinct from the research and development services required under the China Out-License agreement. The Company determined the standalone selling price of this license using a discounted projected sales model and recognized as license fees and collaboration revenue the total allocated transaction price at contract inception, upon delivery of the license.

Research and Development Services

The standalone selling price of these performance obligations was determined using the adjusted market assessment approach. The Company analyzed costs expected to be incurred for each of the clinical trials through completion to estimate the price that a customer would be willing to pay for these services in order to benefit from the clinical trials. The Company determined that LianBio simultaneously benefited from the research and development services that are satisfied over time, as they were able to request and access the clinical trial data at any point through the trial completion. Therefore, the Company recognized the amounts allocated to the respective research and development performance obligations for Saturn-1 and Saturn-2

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
as the research and development services were provided using an input method, based on the costs incurred for each clinical trial and the total costs expected to be incurred to satisfy each performance obligation. The Company believes this method most faithfully depicted its performance in transferring the promised services during the expected period of time that each clinical trial was ongoing. The Company monitored the expected completion dates for each clinical trial and updated its estimated time to completion at each reporting period, as necessary.

In February 2023, a specified milestone event was triggered resulting in $2.5 million recognized as license fees and collaboration revenue in the Condensed Statements of Operations for the three months ended March 31, 2023. This cash payment was received in the second quarter of 2023. Through March 31, 2023, the Company had received payments from LianBio totaling $80.0 million, comprised of initial consideration of $15.0 million and $65.0 million for the achievement of specified milestones.
As of March 31, 2023 the Company is eligible to receive further consideration from LianBio upon the achievement of additional TP-03 events, including: (i) additional regulatory milestone and one-time payments of up to an aggregate of $25.0 million (including the $2.5 million cash payment received in the second quarter of 2023), (ii) China-Based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million, (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales, and (iv) vesting of a LianBio equity warrant upon certain regulatory milestones.
Revenue recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss relates to the satisfaction of performance obligations including (i) the transfer of TP-03 license rights in the China Territory to LianBio and (ii) the completion of U.S. clinical activities and then providing LianBio with the related data to supplement its local pivotal trial package for TP-03 in the treatment of Demodex blepharitis.
As part of the China Out-License with LianBio the Company granted Elanco an additional 187,500 shares of the Company's common stock that otherwise would have been issuable no later than the 18-month anniversary of the All Human Uses Elanco Agreement for its continued license exclusivity. These issued shares were valued at $5.5 million, based on the Company's closing stock price of $29.30 per share on the date this issuance became contractually required.

The Company made a contractual payment in the amount of $2.5 million to Elanco following the receipt of $25 million of proceeds from LianBio during the second quarter of 2021. During the fourth quarter of 2022, the Company recognized $0.4 million of cost of license fees and collaboration revenue upon receipt of $10 million of cash proceeds from LianBio for the achievement of a clinical development milestone.

The expenses recognized under the China-Out License were not material for the three month periods ended March 31, 2023 and 2022.

10. CREDIT FACILITY AGREEMENT

On February 2, 2022, the Company executed the Credit Facility with Hercules Capital, Inc. ("Hercules") and SVB that expires on February 2, 2027. Concurrent with the execution of the Credit Facility, the Company made a $20.0 million draw.

On January 5, 2023, the Company entered into an amendment to the loan and security agreement (the "First Amendment"). The First Amendment set a maximum interest rate, and updated the terms of prepayment under the Credit Facility and other certain specific conditions, including an extended period for the Company to draw down the $25.0 million tranche associated with the New Drug Application ("NDA") submission, from March 15, 2023 to March 15, 2024, provided at least $5.0 million was drawn on or before March 15, 2023 and at least an additional $5 million is drawn on or before September 15, 2023. The Company did not incur any lender fees as part of this First Amendment.

On March 15, 2023, the Company made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA. As of March 31, 2023, the Credit Facility provides for a remaining aggregate principal amount of up to $130.0 million with tranched availability as follows: $20.0 million currently available related to the Company's NDA submission with the FDA for TP-03 in September 2022, $35.0 million available upon FDA approval of TP-03, $50.0 million available upon achievement of product net revenue thresholds, and $25.0 million available upon lender approval.

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

Under the First Amendment, the outstanding principal draws accrue interest at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 4.45% with an aggregate cap of 11.45%, or (ii) 8.45%. At the execution date of the Credit Facility, the WSJ prime rate was 3.25% and increased to 8.00% as of March 31, 2023.

The Company is required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.2 million was derived by multiplying 4.75% by the $25.0 million outstanding principal balance as of March 31, 2023 and is accreted to interest expense through maturity.

As of March 31, 2023 and 2022, the effective interest rate for the full term of the Credit Facility was 12.12% and 9.66%, respectively.

During the three months ended March 31, 2023 and 2022, the Company recognized interest expense on the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facility as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest expense for term loan	$602	$274
Accretion of end of term charge	53	32
Amortization of debt issuance costs	29	23
Total interest expense related to term loan	$684	$329

The carrying value of the Credit Facility consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the term loan, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of this Credit Facility and related accretion and amortization as of March 31, 2023 and December 31, 2022 are reported on a combined basis as term loan, net on the accompanying Condensed Balance Sheets as follows:

	March 31, 2023	December 31, 2022
Term loan, gross	$25,000	$20,000
Debt issuance costs	(875)	(875)
Accretion of end of term charge	226	174
Accumulated amortization of debt issuance costs	164	135
Term loan, net	$24,515	$19,434

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
11. SUBSEQUENT EVENT

On May 2, 2023 the Company amended the existing facilities lease, extending the term for three years through January 31, 2027.

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
•the impact of unfavorable global economic conditions on our business and operations;
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
•the expected potential benefits of strategic collaborations with third parties (including, for example, the receipt of payments, achievement and timing of milestones under license agreements, and the ability of our third-party collaborators to commercialize our product candidates in the territories under license) and our ability to attract collaborators with development, regulatory and commercialization expertise;
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
•our competitive position;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our Initial Public Offering (“IPO”) and our subsequent follow-on public offering in May 2022 (the “Follow-On Public Offering”), and credit facility.

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

To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for TP-03 in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. In November 2022, we announced the New Drug Application ("NDA") submission package for TP-03 for the treatment of Demodex blepharitis was accepted by the U.S. Food and Drug Administration ("FDA") with a PDUFA decision date of August 25, 2023. We believe TP-03 has the potential to be the first therapeutic approved by the FDA and become the definitive standard of care for the treatment of Demodex blepharitis.

We intend to further advance our pipeline with the lotilaner API to address several diseases across therapeutic and/or prophylactic categories in human medicine, including eye care, dermatology, and other diseases. We are investigating the development of product candidates to address targeted diseases with high unmet medical needs, which currently include TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme disease prophylaxis and community malaria reduction.
Recent Business and Clinical Highlights

TP-03 Demodex Blepharitis, PDUFA August 25, 2023: Our sales force leadership infrastructure is in place for the potential upcoming commercial launch of TP-03 for the treatment of Demodex blepharitis, including the Vice President of Sales, two regional directors and eleven district managers. The sales force will be focused on targeting approximately 15,000 optometrists and ophthalmologists, which represents greater than 80% of the market.

•In March 2023, the Demodex Expert Panel on Treatment and Eyelid Health (“DEPTH”) published two papers on the importance of diagnosis and management of Demodex blepharitis Eye; https://doi.org/10.1038/s41433-023-02500-4, which showed the following:

◦Clinical diagnosis and management of Demodex blepharitis established consensus about the disease, including signs, symptoms and diagnosis;

◦DEPTH consensus regarding current clinical practice management options for Demodex blepharitis showed collarettes are pathognomonic, patients with greater than 10 collarettes should be treated even in the absence of symptoms and efficacy can be tracked by collarette resolution; and

◦DEPTH panel consensus was obtained by using the Delphi methodology, an approach that allows experts to achieve consensus by performing qualitative and quantitative analyses and utilizing sequential surveys.

•In March 2023, we presented health economics data at the Academy of Managed Care Pharmacy 2023, which suggests a costly, substantial burden of illness in patients with Demodex blepharitis and the need for a safe and effective FDA-approved treatment. The data presented included:

◦Ongoing disease impact and additional office visits are potentially driving up healthcare resource utilization;

◦Patients reported having delayed diagnosis, multiple office visits, unresolved Demodex blepharitis and high costs of disease management; and

◦Current non-FDA approved therapies to manage Demodex blepharitis do not address the root problem nor provide satisfactory relief for most patients.

•An Awareness, Trial and Usage (ATU) market research survey of approximately 250 optometrists and ophthalmologists was conducted to capture and analyze awareness and the likelihood to prescribe a potential prescription therapeutic for Demodex blepharitis, including:

◦Growing confidence in making a diagnosis with 68% believing collarettes are pathognomonic to Demodex blepharitis and 66% recognizing the importance of screening patients for the presence of collarettes during eye exams; and

◦93% indicated they would prescribe an FDA-approved therapeutic for Demodex blepharitis.

•We have raised awareness on the prevalence and impact of Demodex blepharitis through launching disease education campaigns, including:

◦The “Look at the Lids” disease education campaign, which generated nearly 200,000 unique website visits, up from 125,000 during the quarter ended December 31, 2022 and more than 2.3 million digital/media impressions, an increase of 300,000 impressions from the quarter ended December 31, 2022; and

◦The “Don’t Freak Out. Get Checked Out.” disease education campaign, which was designed to encourage patients who may have Demodex blepharitis to visit their eye care provider for an eyelid check.

TP-03 Meibomian Gland Disease, Ersa Trial: In August 2022, we announced the enrollment of our first patient in the Phase 2a Ersa clinical trial studying TP-03 for the treatment of MGD. We expect to report topline data during the second half of 2023.

TP-04 Rosacea, Galatea Trial: In March 2023, we initiated the Galatea trial, a Phase 2a trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea.

TP-05 Lyme Disease, Callisto and Carpo Trials: In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial and enrollment of the first patient in the Phase 2a Carpo trial. The Callisto and Carpo trials are designed to evaluate TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease. The Callisto Phase 1 trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and PK of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. Pharmacokinetic data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral therapy regimen, supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, exploratory ex-vivo tick kill modeling utilizing serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks. The Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans, is a randomized, double-blind trial that will evaluate the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. We expect to report topline data from the Phase 2a Carpo trial during the second half of 2023.

We believe TP-05 is currently the only non-vaccine, drug-based prophylaxis in development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

TP-03 China Territory Out-License: In March 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory").

In February 2023, a specified milestone was triggered resulting in $2.5 million recognized as license fees and collaboration revenue in the accompanying Condensed Statements of Operations for the three months ended March 31, 2023. This cash payment was received in the second quarter of 2023. As of the date of this filing, we have received contractual cash proceeds from LianBio of $82.5 million (including the $2.5 million received in the second quarter of 2023), representing initial consideration of $15.0 million and $67.5 million for the achievement of specified milestone events. We also received equity in LianBio as part of this China Out-License, a portion of which remains subject to a China-based regulatory vesting provision.

Credit Facility with Hercules Capital and Silicon Valley Bank: On February 2, 2022, we executed a loan and security agreement with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank ("SVB") (the "Credit Facility). On January 5, 2023, we entered into an amendment to the loan and security agreement, which set a maximum interest rate, and updated the terms of prepayment under the Credit Facility and other certain specific conditions. On March 15, 2023, we made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA. As of March 31, 2023, the Credit Facility provides for a remaining aggregate principal amount of up to $130.0 million (see Note 10). As further described below in the section titled “Impact of the COVID-19 Pandemic and the Macroeconomic Environment,” SVBB (as defined below) assumed the obligations and commitments of SVB, and subsequently, on March 27, 2023, First-Citizens Bank & Trust Company (“First Citizens Bank”) assumed all of SVBB’s obligations and commitments and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank.

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
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fees and collaboration revenue from the China Out-License, increasing operating losses for the foreseeable future. Our net loss was $23.4 million and $20.2 million for the three months ended March 31, 2023 and 2022, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
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
We do not yet have revenue from product sales. Our reported revenue within license fees and collaboration revenue is from our China Out-License; we expect to report additional revenue under this caption in future periods.
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
As of March 31, 2023, our aggregate cash, cash equivalents and marketable securities was $201.2 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the COVID-19 Pandemic and Macroeconomic Environment

We have been monitoring the COVID-19 pandemic and its potential impact on our business. To date, we have been able to continue our key business activities and advance our clinical programs. However, in the future, it is possible that our clinical development timelines and business plans could be adversely affected. We maintain regular communication with our vendors and clinical sites to appropriately plan for, and mitigate, the impact of the COVID-19 pandemic on our operations. While the pandemic has begun to subside, a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks in the future, could have a material, adverse impact on our commercialization and development timelines for our products and product candidates.
Further, the economic downturn resulting from the COVID-19 pandemic precipitated a global recession, and together with high rates of inflation and energy supply issues experienced in certain regions, have led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration.
In addition, we may be exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, including SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and all of SVB’s deposits and substantially all of SVB’s assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A. (“SVBB”). On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB; commitments to advance under existing credit agreements with former SVB will be honored by SVBB pursuant to the terms of such credit agreements. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, we do not believe we have exposure to loss as a result of SVB’s receivership.

See the section titled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023 and in this Quarterly Report, for a further discussion of the potential adverse impact of COVID-19 and unfavorable global economic conditions on our business, results of operations and financial condition.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations:

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Revenues:
License fees and collaboration revenue	$2,500	$539	$1,961
Operating expenses:
Cost of license fees and collaboration revenue	—	33	(33)
Research and development	12,356	12,081	275
General and administrative	15,096	7,946	7,150
Total operating expenses	27,452	20,060	7,392
Loss from operations before other income (expense) and income taxes	(24,952)	(19,521)	(5,431)
Other income (expense):
Interest income	2,293	—	2,293
Interest expense	(684)	(316)	(368)
Other income (expense), net	6	37	(31)
Unrealized loss on equity investments	(65)	(192)	127
Change in fair value of equity warrants issued by licensee	(17)	(245)	228
Total other income (expense), net	1,533	(716)	2,249
Provision for income taxes	—	(1)	1
Net loss	$(23,419)	$(20,238)	$(3,181)

License Fees and Collaboration Revenue For the three months ended March 31, 2023 and 2022, we recognized $2.5 million and $0.5 million, respectively, of license fees and collaboration revenue under the China Out-License. These amounts represent the contractual milestones achieved or allocated under the China Out-License that have been fully or partially completed by the period end. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue to the extent other events occur, specifically related to (i) milestone achievement of an additional drug supply agreement execution, (ii) milestone achievement of certain regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue was $33 thousand for the three months ended March 31, 2022. This amount relates to our contractual payment obligations to Elanco, in proportion to our recognized license fees and collaboration revenue in the same period.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2023	2022
Direct external expenses:
TP-03 program	$3,004	$7,855	$(4,851)
TP-04 program	600	1,109	(509)
TP-05 program	2,174	423	1,751
Other early-stage programs	180	88	92
Indirect expenses:
Compensation and personnel-related	5,241	2,421	2,820
Other	157	185	(28)
Elanco milestone expenses	1,000	—	1,000
Total research and development expenses	$12,356	$12,081	$275
Research and development expenses increased by $0.3 million for the three months ended March 31, 2023, as compared to the prior year period. This increase was primarily due to (i) $2.8 million of increased indirect expenses related to payroll and personnel-related costs (including stock-based compensation) for 28 employee additions period over period to drive our product development initiatives, (ii) $1.0 million of milestone expense related to our in-license agreement with Elanco, and (iii) $1.8 million of increased TP-05 program expenses primarily related to a new food effect study that was initiated during the three months ended March 31, 2023 and other clinical trial initiatives. These increases were partially offset by decreases in direct external spend for the TP-03 and TP-04 programs of $4.9 million and $0.5 million, respectively. The decrease in our TP-03 program expenses was primarily due to significantly reduced clinical trial costs given the completion of our Saturn-2 trial in the first half of 2022. The decrease in our TP-04 program expenses were primarily due to decreases in preclinical costs.
General and Administrative Expenses

General and administrative expenses increased by $7.2 million for the three months ended March 31, 2023, as compared to the prior year period. The increase was primarily due to (i) $3.7 million of increased payroll and personnel-related costs (including stock-based compensation) for 31 corporate employee additions, period over period, to support our business growth and commercial leadership hires for readiness of our anticipated commercial launch of TP-03 in the second half of 2023, and (ii) $2.9 million of increased commercial and market research costs as we continue our commercial expansion and prepare for the potential launch of TP-03 in the second half of 2023, (iii) $0.2 million of increased IT application expenses to support the continued growth and expansion of our corporate infrastructure, and (iv) $0.2 million of increased facilities and other office and administrative expenses. We expect sales and marketing headcount and associated vendor expenses to meaningfully increase during 2023 as part of our TP-03 commercial launch-related activities.
Other Income (Expense), Net

Other income (expense), net increased by $2.2 million primarily due to (i) $2.3 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.2 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) $0.1 million change in fair value of the

LianBio common stock. These increases were partially offset by a decrease of interest expense of $0.4 million on the Credit Facility.
Provision for Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of March 31, 2023 and 2022 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis.
Liquidity and Capital Resources
Sources of Liquidity
Overview
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $201.2 million. Since our inception, our operations have been substantially financed by cash proceeds of private placements of preferred stock, IPO proceeds from the issuance of common stock, China Out-License consideration, Credit Facility draws, and the Follow-On Public Offering.
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
China Out-License
As of the date of this filing, we have received $82.5 million of total proceeds in connection with our China Out-License. We expect to receive an additional $2.5 million during 2023 for the achievement of a specific milestone, for cumulative milestone receipts of $85.0 million through December 2023. The remaining $120.0 million of available milestones under this arrangement will potentially be received upon future regulatory and sales achievements all within the China Territory.
Credit Facility

In February 2022, we drew $20.0 million from our Credit Facility with Hercules and SVB. Capital draws are at our election and are in $5.0 million increments. This Credit Facility was amended in January 2023. The Credit Facility, as amended, includes an extended period to draw down the tranche associated with the NDA submission, from March 15, 2023 to March 15, 2024 provided at least $5 million was drawn on or before March 15, 2023 and at least an additional $5 million is drawn on or before September 15, 2023. On March 15, 2023 we made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. The Credit Facility includes four-year period of interest-only payments and is extendable for a fifth year to February 2027 maturity, upon our expected achievement of required conditions. We currently have no other financing commitments, such as lines of credit or guarantees.

As of the date of this filing, we have $130.0 million of tranched availability as follows:

• $20.0 million, which became available in September 2022 upon our NDA submission of TP-03 to the FDA;
• $35.0 million available upon FDA approval of TP-03;
• $50.0 million available upon achievement of certain quarterly revenue thresholds; and
• $25.0 million available with lender approval.
Funding Requirements
Liquidity

Our operating expenditures currently consist of research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements.

We believe that our cash and investments of $201.2 million as of March 31, 2023 is sufficient to fund our current and planned operations for at least the next twelve months from the date of this filing on Form 10-Q. Based upon this plan, we anticipate these funds in combination with our Credit Facility, revenues generated from TP-03, and milestones from the China Out-License to fund our commercial launch of TP-03 in Demodex blepharitis and advance our pipeline through Phase 2 studies in MGD, Lyme disease and rosacea.

We anticipate having at least $55.0 million of available capital from our Credit Facility through March 2024 and an additional $75.0 million of additional tranched availability through December 2024. The Credit Facility requires interest-only debt service payments that are expected to remain through its maturity in February 2027 and its remaining tranches are subject to undrawn expiry in either March 2024 or December 2024 (see Note 10).
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

Other Liquidity Risks
To date, we have not generated any product sales, though we have recognized revenue and cash receipts from our China Out-License. We do not expect to report any product revenue unless and until we (i) complete development of any of our product candidates; (ii) obtain applicable regulatory approvals; and then (iii) successfully commercialize our product candidates or enter into other collaborative agreements for our product candidates with third parties. We do not know with certainty when, or if, any of these items will ultimately occur.
We expect to incur significant operating losses for the foreseeable future, and expect these losses to further increase, as we expand our clinical development programs and as we prepare for the potential commercial launch of TP-03. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,970)	$(15,286)
Investing activities	11,294	(161)
Financing activities	5,013	19,125
Net (decrease) increase in cash and cash equivalents	$(5,663)	$3,678

Net Cash Used in Operating Activities
Net cash used in operating activities was $22.0 million for the three months ended March 31, 2023, which primarily consisted of our net loss of $23.4 million partially offset by stock-based compensation of $3.9 million. For the three months ended March 31, 2023, our cash payments to vendors totaled $15.2 million and payroll-related cash payments (inclusive of 2022 bonus payouts) totaled $10.4 million.

Net cash provided by operating activities was $15.3 million for the three months ended March 31, 2022. Though we recognized $0.5 million of license fee and collaboration revenue, no corresponding cash was received in connection with our China Out-License. In the prior year period, our cash payments to vendors for our operating activities totaled $10.1 million and payroll-related cash payments (inclusive of 2021 bonus payouts) totaled $5.2 million.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $11.3 million for the three months ended March 31, 2023, and primarily relates to $40.3 million of proceeds from maturities of investments, partially offset by $28.7 million of purchased investments and $0.3 million of purchased furniture, fixtures and leasehold improvements for our laboratory and administrative offices.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2022, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of computer hardware and office equipment.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5.0 million and $19.1 million for the three months ended March 31, 2023 and 2022, respectively, which substantially relates to proceeds from our Credit Facility.
Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management's discussion and analysis of financial condition and results of operations is based on our Condensed Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2022.
There were no material changes to our previously reported Critical Accounting Policies during the three months ended March 31, 2023.

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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2023.
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.
We will remain an emerging growth company until the earliest of (1) December 31, 2025, which is the last day of our first fiscal year following the fifth anniversary of the completion of our IPO, (2) the last day of our first fiscal year (a) in which we have total annual gross revenues of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million, as of the prior June 30th and (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $201.2 million, consisting of interest-bearing money market accounts, U.S. Treasury securities, commercial paper, corporate debt securities and government-related debt securities for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of March 31, 2023, we had $25.0 million of debt principal outstanding. Our Credit Facility bears interest at an annual rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 4.45% with an aggregate cap of 11.45% or (ii) 8.45%. A hypothetical interest rate of 20% would have resulted in reported interest expense of $1.3 million for the three months ended March 31, 2023.
We do not believe inflation, interest rate changes, and foreign currency exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein. However, with further inflationary pressures, certain significant increased costs could have an adverse impact on the results of our operations.
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
Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023.
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
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

As disclosed in our Current Report on Form 8-K filed with the SEC on April 24, 2023, we announced that Leonard Greenstein would be leaving his role as the Company’s Chief Financial Officer (the “Transition”), effective as of April 24, 2023 (the “Transition Date”) and leaving his employment with the Company on June 15, 2023 (the “Separation Date”).

In connection with the Transition and Mr. Greenstein’s termination of employment, on May 4, 2023, we entered into a separation and severance agreement with Mr. Greenstein, which provides for the following benefits effective upon and after the Separation Date: severance payments equal to nine months of base salary and 10 months of company-paid continued benefits coverage, a lump sum bonus payment payable in 2024 equal to one-third of his 2023 annual target bonus adjusted based on the 2023 Company performance score, accelerated vesting of options for 40,744 shares of our common stock, and an option exercise period extension for certain options, in exchange for a release and waiver of claims and continued compliance with his confidentiality obligations.

The foregoing summary of the terms of the Separation Agreement is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which will be filed with the Company’s Quarterly Report on 10-Q for the quarter ending June 30, 2023.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1	First Amendment to Loan and Security Agreement, dated as of January 5, 2023, by and among Registrant, Hercules Capital, Inc. and Silicon Valley Bank.	10-K	001-396147	10.18	March 17, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 9, 2023

TARSUS PHARMACEUTICALS, INC.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	May 9, 2023

/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)