Form 10-Q
period 2023-06-30
Tarsus Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 32,616,517.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,773	$71,660
Marketable securities	71,455	145,366
Other receivables	246	3,582
Prepaid expenses	5,002	4,767
Total current assets	183,476	225,375
Property and equipment, net	1,541	957
Operating lease right-of-use assets	2,137	575
Long-term investments	322	371
Other assets	1,451	585
Total assets	$188,927	$227,863
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,459	$9,910
Accrued payroll and benefits	5,306	5,519
Total current liabilities	14,765	15,429
Term loan, net	24,607	19,434
Other long-term liabilities	1,826	100
Total liabilities	41,198	34,963
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 26,899,572 shares issued and outstanding at June 30, 2023 (unaudited); 26,727,458 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	311,353	301,732
Accumulated other comprehensive loss	(23)	(74)
Accumulated deficit	(163,606)	(108,763)
Total stockholders’ equity	147,729	192,900
Total liabilities and stockholders’ equity	$188,927	$227,863
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
License fees and collaboration revenue	$—	$15,277	$2,500	$15,816

Operating expenses:
Cost of license fees and collaboration revenue	—	522	—	555
Research and development	12,546	9,603	24,902	21,684
General and administrative	20,275	10,376	35,371	18,322
Total operating expenses	32,821	20,501	60,273	40,561
Loss from operations before other income (expense) and income taxes	(32,821)	(5,224)	(57,773)	(24,745)
Other income (expense):
Interest income	2,226	297	4,519	311
Interest expense	(815)	(544)	(1,499)	(874)
Other (expense) income, net	(47)	106	(41)	143
Unrealized gain (loss) on equity investments	15	(121)	(50)	(313)
Change in fair value of equity warrants issued by licensee	18	(257)	1	(502)
Total other income (expense), net	1,397	(519)	2,930	(1,235)
Provision for income taxes	—	—	—	(1)
Net loss	$(31,424)	$(5,743)	$(54,843)	$(25,981)

Other comprehensive loss:
Unrealized gain on marketable securities and cash equivalents	47	—	51	—
Comprehensive loss	$(31,377)	$(5,743)	$(54,792)	$(25,981)

Net loss per share, basic	$(1.17)	$(0.24)	$(2.05)	$(1.15)
Net loss per share, diluted	$(1.17)	$(0.24)	$(2.05)	$(1.15)

Weighted-average shares outstanding, basic	26,815,733	24,332,531	26,779,203	22,531,384
Weighted-average shares outstanding, diluted	26,815,733	24,332,531	26,779,203	22,531,384

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	—	—	(23,419)	(23,419)
Recognition of stock-based compensation expense	—	—	—	—	3,906	—	—	3,906
Exercise of vested stock options	—	—	6,443	—	13	—	—	13
Issuance of common stock upon the vesting of restricted stock units	—	—	66,611	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	4	—	4
Balance as of March 31, 2023	—	$—	26,800,512	$5	$305,651	$(70)	$(132,182)	$173,404
Net loss	—	—	—	—	—	—	(31,424)	(31,424)
Recognition of stock-based compensation expense	—	—	—	—	5,192	—	—	5,192
Exercise of vested stock options	—	—	16,118	—	45	—	—	45
Issuance of common stock upon the vesting of restricted stock units	—	—	45,653	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	—	—	37,289	—	465	—	—	465
Other comprehensive gain	—	—		—	—	47	—	47
Balance as of June 30, 2023	—	$—	26,899,572	$5	$311,353	$(23)	$(163,606)	$147,729

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$(46,672)	$166,730
Net loss	—	—	—	—	—	(20,238)	(20,238)
Recognition of stock-based compensation expense	—	—	—	—	2,674	—	2,674
Exercise of vested stock options	—	—	225	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	15,309	—	31	—	31
Balance as of March 31, 2022	—	$—	20,718,528	$4	$216,103	(66,910)	$149,197
Net loss	—	—	—	—	—	(5,743)	(5,743)
Recognition of stock-based compensation expense	—	—	—	—	3,532	—	3,532
Issuance of common stock upon follow-on public offering, net of issuance costs of $5,246	—	—	5,889,832	1	74,266	—	74,267
Shares issued in connection with the employee stock purchase plan	—	—	17,874	—	222	—	222
Exercise of vested stock options	—	—	7,056	—	17	—	17
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	6,705	—	13	—	13
Balance as of June 30, 2022	—	$—	26,644,252	$5	$294,153	(72,653)	$221,505
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(54,843)	$(25,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	133
Accretion of term loan-related costs	173	137
Stock-based compensation	9,098	6,206
Non-cash lease expense	285	226
Unrealized loss on equity investments	50	313
Net amortization/accretion on marketable securities	(2,551)	—
Change in fair value of equity warrants issued by licensee	(1)	502
Unrealized gain from transactions denominated in a foreign currency	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	(17)
Other receivables	3,336	(510)
Prepaid expenses	(235)	(254)
Other non-current assets	(506)	(75)
Accounts payable and other accrued liabilities	(637)	(135)
Accrued payroll and benefits	(213)	(18)
Other long-term liabilities	(37)	(71)
Net cash used in operating activities	(45,796)	(19,545)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	105,180	—
Purchases of marketable securities	(28,667)	—
Purchases of property and equipment	(1,127)	(283)
Net cash provided by (used in) investing activities	75,386	(283)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock upon follow-on public offering, net of paid issuance costs	—	74,570
Proceeds from sale of common stock under employee stock purchase plan	465	222
Proceeds from exercise of equity awards	58	17
Proceeds from term loan	5,000	20,000
Payment of term loan issuance costs	—	(875)
Payment of deferred offering costs	—	(75)
Net cash provided by financing activities	5,523	93,859
Net increase in cash and cash equivalents	35,113	74,031
Cash and cash equivalents — beginning of period	71,660	171,332
Cash and cash equivalents — end of period	$106,773	$245,363
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,846	$—
Interest expense paid in cash	$1,302	$127
Additions of property and equipment included within accounts payable and other accrued liabilities	$21	$59
Deferred offering costs included within additional-paid in capital	$—	$184
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business

Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company’s operations currently consist of its preclinical and clinical studies, and corporate administration supporting planned business growth.

On July 24, 2023, the United States ("U.S.") Food and Drug Administration ("FDA") approved XDEMVYTM (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis.
Follow-On Public Offerings
On August 4, 2023, the Company completed a follow-on public offering under its shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 of 5,714,285 shares of common stock at a public offering price of $17.50 per share (the "August 2023 Public Offering"). The aggregate net proceeds received by the Company were approximately $93.6 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses. The Company also granted the underwriters a 30-day option to purchase up to 857,142 additional shares of its common stock at the public offering price.

In connection with the August 2023 Public Offering, the Company terminated the prospectus (the “ATM Prospectus”) filed with Shelf Registration Statement, issuable pursuant to the terms of an Open Market Sale AgreementSM, dated November 1, 2021 by and between the Company and Jefferies LLC. The Company has not made any sales pursuant to the ATM Prospectus. Further, the Company will not make any sales of our common stock pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.
In May 2022, the Company completed a follow-on public offering under its Shelf Registration Statement for an initial underwritten sale of 5,600,000 shares of its common stock at a public offering price of $13.50 per share. The Company also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of its common stock at the public offering price. In June 2022, the underwriters partially exercised this option and the Company's sale of an additional 289,832 shares at $13.50 per share was concurrently completed. Total aggregate net proceeds received by the Company were approximately $74.3 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
Liquidity

The Company has a limited operating history, no product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through equity capital raises; including the Company's initial public offering in 2020 and the follow-on public offerings completed in May 2022 and August 2023, proceeds from its out-license agreement, and draws from its credit facility. The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the filing date of the accompanying Condensed Financial Statements in this Form 10-Q, which have been prepared on a going-concern basis.

Management expects the Company to continue to incur operating losses for the foreseeable future and may be required to raise additional capital to fund its ongoing operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all of its commercialization efforts, development programs, and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own and/or enter into collaborations and other arrangements to address its liquidity needs, which could materially and adversely affect its business and financial prospects, or even its ability to remain a going concern.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The Company’s Condensed Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") in the U.S. for interim financial information pursuant to Form 10-Q and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023.
The interim Condensed Balance Sheet as of June 30, 2023, the interim Condensed Statements of Operations and Comprehensive Loss, and the interim Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the interim Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and six-month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other interim or annual period.

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

The Company’s financial statements as of and for the three and six months ended June 30, 2023, reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023, except as discussed below. The accounting policies and estimates that most significantly impact the presented amounts within the accompanying Condensed Financial Statements are further described below.
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
Marketable Securities and Long-Term Investments
Marketable securities consist primarily of short-term fixed income investments carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities (see Note 3). Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the balance sheet date, are classified as current assets on the Condensed Balance Sheets due to their highly liquid nature and availability for use in current operations.
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

Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the three and six months ended June 30, 2023 and 2022.

Leases
The Company determines if an arrangement is or contains a lease at inception. Right-of-Use assets (“ROU assets”) represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the initial non-cancelable lease term, unless there is a renewal option that is reasonably certain to be exercised. The Company uses its incremental borrowing rate at the lease commencement date in determining the discount rate utilized to present value the future minimum lease payments since an implicit interest rate in each at-market lease agreement was not determinable. The Company has lease agreements with both lease and non-lease components, which are accounted for as a single component for all asset classes. Lease expense for the Company's operating leases are recognized on a straight-line basis over the lease term.

The Company's variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU asset and lease liability amounts presented in the accompanying Condensed Balance Sheets. Rent expense is allocated to research and development and general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.
Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash held in deposit at financial institutions in the U.S., including Silicon Valley Bank ("SVB"), a division of First Citizens Bank. These deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") in an amount up to $250,000 for any depositor. To the extent the Company holds cash deposits in amounts that exceed the FDIC insurance limitation, it may incur a loss in the event of a failure of any of the financial institutions where it maintains deposits. The Company invests its excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk, including any ongoing or new events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions. The Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to assess that this exposure is not significant.
Revenue Recognition for Out-License Arrangements

Overview

The Company currently has no product revenue. Reported revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss is associated with one out-license agreement (the "China Out-License") that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China territory")— see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.

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
The China Out-License arrangement included the following forms of consideration: (i) non-refundable upfront license payment; (ii) equity-based consideration; (iii) sales-based royalties; (iv) sales-based threshold milestones; (v) one-time payments for executing drug supply agreements; (vi) development milestone payments; and (vii) regulatory milestone payments. Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Due to a net loss for the three and six months ended June 30, 2023 and 2022, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in each period presented.
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
3. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying balance sheets, and their designation among the three fair value measurement categories (see Note 2 - Fair Value Measurements):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	106,773	—	—	106,773
U.S. Treasury securities	24,818	—	—	24,818
Commercial paper	—	28,273	—	28,273
Corporate debt securities	—	10,008	—	10,008
Government-related debt securities	—	8,356	—	8,356
Common stock in LianBio	322	—	—	322
Equity warrants (for LianBio shares)	—	—	109	109
Total assets measured at fair value	$131,913	$46,637	$109	$178,659
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$64,685	$—	$—	$64,685
U.S. Treasury securities	69,644	—	—	69,644
Commercial paper	—	60,355	—	60,355
Corporate debt securities	—	11,521	—	11,521
Government-related debt securities	—	10,821	—	10,821
Common stock in LianBio	371	—	—	371
Equity warrants (for LianBio shares)	—	—	108	108
Total assets measured at fair value	$134,700	$82,697	$108	$217,505
(1) This balance includes cash requirements settled on a nightly basis.
Money Market Funds and U.S. Treasury Securities

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
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio, executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio at an exercise price equal to common stock par value, which converted into warrants of the parent company of LianBio (LianBio, a pharmaceutical company focused on the Greater China and other Asian markets; Nasdaq: LIAN; any references to common stock or warrants of LianBio shall refer to common stock or warrants of the publicly-traded parent of LianBio) in connection with LianBio's previous Initial Public Offering. The first two tranches were vested and exercised as of December 31, 2022 and converted into 156,746 shares of LianBio common stock as recognized at fair value within long-term investments on the Condensed Balance Sheets as of June 30, 2023 and December 31, 2022. LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price on the Nasdaq Global Market.
The third warrant tranche will vest upon the achievement of a regulatory event and is presented within other assets in the accompanying Condensed Balance Sheets as of June 30, 2023 and December 31, 2022. This warrant tranche remains classified as Level 3 in the fair value hierarchy. The most significant assumptions used in the option pricing valuation model as of each balance sheet date to determine its fair value included observable and unobservable inputs: LianBio common stock volatility (based on the historical volatility of similar companies); the probability of regulatory milestone achievement for vesting; and the application of an assumed discount rate.
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

Value of equity warrants
Fair value as of December 31, 2022	$108
Remeasurement of equity warrants	(17)
Fair value as of March 31, 2023	$91
Remeasurement of equity warrants	18
Fair value as of June 30, 2023	$109

Value of equity warrants
Fair value as of December 31, 2021	$663
Remeasurement of equity warrants	(245)
Fair value as of March 31, 2022	$418
Recognition of equity warrants	103
Remeasurement of equity warrants	(257)
Fair value as of June 30, 2022	$264

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	June 30, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	106,773	—	—	106,773
Total cash equivalents	$106,773	$—	$—	$106,773

Marketable securities:
U.S. Treasury securities	$24,847	$—	$(29)	$24,818
Commercial paper	28,284	3	(14)	28,273
Corporate debt securities	9,976	40	(8)	10,008
Government-related debt securities	8,371	—	(15)	8,356
Total marketable securities	$71,478	$43	$(66)	$71,455

Long-term investments:
Common stock in LianBio	$1,108	$—	$(786)	$322
Total long-term investments	$1,108	$—	$(786)	$322
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$64,685	$—	$—	$64,685
Government-related debt securities	4,978	—	—	4,978
Commercial paper	1,997	—	—	1,997
Total cash equivalents	$71,660	$—	$—	$71,660

Marketable securities:
U.S. Treasury securities	$69,720	$5	$(81)	$69,644
Commercial paper	58,358	—	—	58,358
Corporate debt securities	11,524	8	(11)	11,521
Government-related debt securities	5,838	5	—	5,843
Total marketable securities	$145,440	$18	$(92)	$145,366

Long-term investments:
Common stock in LianBio	$1,231	$—	$(860)	$371
Total long-term investments	$1,231	$—	$(860)	$371
(1)This balance includes cash requirements settled on a nightly basis.

As of June 30, 2023, substantially all available-for-sale debt securities had a maturity of 12 months or less. Four securities have a contractual maturity between one and four years, with an estimated fair market value of $4.6 million and amortized cost of $4.7 million. As of December 31, 2022, substantially all available-for-sale debt securities had a maturity of 12 months or less. Three securities have a contractual maturity between one and five years, with an estimated fair market value of $4.6 million and amortized cost of $4.6 million. As of June 30, 2023 and December 31, 2022, all available-for-sale debt

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
securities have gross unrealized losses in a continuous loss position for less than one year. As of June 30, 2023 and December 31, 2022, unrealized credit losses on these securities were not material, and accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$1,028	$714
Office equipment	497	197
Laboratory equipment	168	167
Leasehold improvements	680	425
Property and equipment, at cost	2,373	1,503
(Less): Accumulated depreciation and amortization	832	546
Property and equipment, net	$1,541	$957
Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2023 and 2022 was $0.3 million and $0.1 million, respectively.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	June 30, 2023	December 31, 2022
Trade accounts payable and other	$8,172	$5,498
Accrued clinical studies	856	3,691
Operating lease liability, current	431	721
Accounts payable and other accrued liabilities	$9,459	$9,910
5. STOCKHOLDERS’ EQUITY
Common Stock Outstanding and Reserves for Future Issuance
As of June 30, 2023 and December 31, 2022, the Company had 26.9 million and 26.7 million, respectively, of common stock issued and outstanding. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan are summarized below:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	June 30, 2023	December 31, 2022
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,620,574	8,346,738
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,893,305	2,663,319
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	4,719,149	3,899,342
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,391,888	551,258
Total shares of common stock reserved	16,624,916	15,460,657

6. STOCK-BASED COMPENSATION
Stock-based compensation expense was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,491	$984	$2,654	$1,662
General and administrative	3,701	2,548	6,444	4,544
Total stock-based compensation	$5,192	$3,532	$9,098	$6,206

The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average risk-free interest rate	3.64%	3.00%	4.05%	2.08%
Weighted average volatility	70.7%	78.8%	71.5%	77.9%
Expected term (in years)	6.25	6.25	6.25	6.25
Dividend yield rate	—%	—%	—%	—%
Weighted-average grant-date fair value per stock option	$15.55	$14.85	$15.20	$18.76

Stock Option Activity

Stock option activity during the six months ended June 30, 2023 was as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding - December 31, 2022	3,899,342	$16.69	8.07	$19,196
Granted	728,169	15.07
Exercised	(6,443)	2.01
Forfeited	(24,654)	21.19
Outstanding— March 31, 2023	4,596,414	$16.43	8.16	$15,316
Granted	283,367	15.55
Exercised	(16,118)	2.78
Forfeited	(144,514)	20.36
Outstanding— June 30, 2023	4,719,149	16	7.93	28,319,000
Exercisable— June 30, 2023	2,338,165	14	7.03	21,291,000
Unvested—June 30, 2023	2,380,984	18	8.81	7,027,000
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2023.

As of June 30, 2023, there was approximately $27.6 million of unrecorded compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years.

Restricted Stock Unit Activity

Restricted stock unit activity during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share
Outstanding - December 31, 2022	551,258	$17.78
Granted	647,768	15.24
Vested	(66,611)	19.15
Forfeited	(4,042)	19.40
Outstanding— March 31, 2023	1,128,373	16.24
Granted	380,196	15.67
Vested	(45,653)	14.04
Forfeited	(71,028)	15.84
Outstanding— June 30, 2023	1,391,888	$16.17

As of June 30, 2023, there was approximately $20.2 million of unrecorded compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.5 years.
7. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(31,424)	$(5,743)	$(54,843)	$(25,981)
Weighted-average shares outstanding—basic and diluted	26,815,733	24,332,531	26,779,203	22,531,384
Net loss per share—basic and diluted	$(1.17)	$(0.24)	$(2.05)	$(1.15)

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of June 30,
	2023	2022
Stock options, unexercised—vested and unvested	4,719,149	3,739,078
Restricted stock units—unvested	1,391,888	440,737
Stock options exercised prior to vesting— remaining unvested	—	5,826
Total	6,111,037	4,185,641

8. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of June 30, 2023, the Company had five active leases for adjacent office and laboratory suites in Irvine, California. On May 1, 2023 the Company amended the existing facilities lease, extending the term for three years through January 31, 2027.
The below table summarizes the components of total lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$176	$142	$346	$285
Variable lease expense	90	62	171	101
Total lease expense	$266	$204	$517	$386
As of June 30, 2023, the Company's facility leases had a remaining lease term of 3.6 years and a weighted-average incremental borrowing rate of 10%.
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - Future Payments	June 30, 2023
2023 (remaining six months)	$435
2024	701
2025	789
2026	816
2027	68
Total future lease payments, undiscounted	$2,809
(Less): Imputed interest	(434)
(Less): Tenant improvement allowance	(129)
Present value of operating lease payments	$2,246
Operating lease liability, current	431
Operating lease liability, noncurrent	1,815
Total operating lease liability	$2,246

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

In March 2023, a clinical milestone was triggered to Elanco under the Eye and Derm Agreement upon enrollment of the first patient in the Phase 2a Galatea trial, evaluating the potential treatment of rosacea. The related milestone payment of $1.0 million was included in research and development expense in the accompanying Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2023. This milestone achievement was paid in full as of June 30, 2023.

The Company has made cash payments to Elanco under the Eye and Derm Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, respectively.

As of June 30, 2023, the Company is obligated to make further cash payments to Elanco of $2.0 million under the Eye and Derm Elanco Agreement upon achievement of the last clinical milestone in the treatment of human skin diseases using lotilaner and a maximum of $79.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner. In addition, the Company will be obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.

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

The Company made cash payments under the All Human Uses Elanco Agreement of $0.5 million related to a clinical milestone that was triggered in December 2022 upon enrollment of the first patient in the Phase 2a Carpo trial, for the treatment of Lyme disease. The Company is required to make further cash payments under this agreement upon the achievement of various clinical milestones for an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its net product sales. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.

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
(Unaudited)
2024 equal to one-third of the former Chief Financial Officer's 2023 annual target bonus adjusted based on the 2023 Company performance score; accelerated vesting of options for 40,744 shares of the Company’s common stock; and an option exercise period extension for certain options, in exchange for a release and waiver of claims and continued compliance with his confidentiality obligations.
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
9. OUT-LICENSE AGREEMENT
Out-License of TP-03 Commercial Rights in the China Territory in March 2021

In March 2021, the Company entered into the China Out-License agreement with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in the China Territory, as defined in the agreement, for the treatment of Demodex blepharitis and Meibomian Gland Disease. LianBio is contractually responsible for all clinical development and commercialization activities and costs within the China Territory.

The Company assessed this arrangement in accordance with ASC 606 and identified the following material promises under the arrangement: (i) the exclusive license to research, develop, manufacture, commercialize, make, offer for sale, sell, and import TP-03 in the China Territory; and (ii) the research and development services in the form of clinical study materials for the respective Phase 2b/3 trial (Saturn-1) and Phase 3 (Saturn-2) TP-03 trials. The promises to provide research and development services for Saturn-1 and Saturn-2 clinical trials were evaluated and determined to be distinct promises in the contract and each of the two clinical trials are separate performance obligations apart from the promise to provide the license.

The assessment of the initial transaction price for the China Out-License agreement included an analysis of amounts the Company expected to receive, which at contract inception consisted of: (i) the upfront cash payment of $15.0 million; (ii) a second cash payment of $10.0 million; (iii) a $10.0 million milestone that was determined to be within the control of the Company; and (iv) $1.2 million representing the initial fair value of the equity warrant.

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
(Unaudited)
Company determined that LianBio simultaneously benefited from the research and development services that are satisfied over time, as they were able to request and access the clinical trial data at any point through the trial completion. Therefore, the Company recognized the amounts allocated to the respective research and development performance obligations for Saturn-1 and Saturn-2 as the research and development services were provided using an input method, based on the costs incurred for each clinical trial and the total costs expected to be incurred to satisfy each performance obligation. The Company believes this method most faithfully depicted its performance in transferring the promised services during the expected period of time that each clinical trial was ongoing. The Company monitored the expected completion dates for each clinical trial and updated its estimated time to completion at each reporting period, as necessary.

In February 2023, a specified milestone event was triggered resulting in $2.5 million recognized as license fees and collaboration revenue in the Condensed Statements of Operations for the six months ended June 30, 2023. This cash payment was received in the second quarter of 2023. Through June 30, 2023, the Company had received payments from LianBio totaling $82.5 million, comprised of initial consideration of $15.0 million and $67.5 million for the achievement of specified milestones.
As of June 30, 2023 the Company is eligible to receive further consideration from LianBio upon the achievement of additional TP-03 events, including: (i) additional regulatory milestone and one-time payments of up to an aggregate of $22.5 million; (ii) China-Based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales; and (iv) vesting of a LianBio equity warrant upon certain regulatory milestones.
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

The expenses recognized under the China-Out License were not material for the three and six months ended June 30, 2023 and 2022.

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

On March 15, 2023, the Company made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA. As of June 30, 2023, the Credit Facility provides for a remaining aggregate principal amount of up to $130.0 million with tranched availability as follows: $20.0 million

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
currently available related to the Company's NDA submission with the FDA for TP-03 in September 2022; $35.0 million currently available with the FDA approval of XDEMVY on July 24, 2023; $50.0 million available upon achievement of product net revenue thresholds; and $25.0 million available upon lender approval.

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

Under the First Amendment, the outstanding principal draws accrue interest at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 4.45% with an aggregate cap of 11.45%, or (ii) 8.45%. At the execution date of the Credit Facility, the WSJ prime rate was 3.25% and increased to 8.25% as of June 30, 2023.

The Company is required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.2 million was derived by multiplying 4.75% by the $25.0 million outstanding principal balance as of June 30, 2023 and is accreted to interest expense through maturity.

As of June 30, 2023 and 2022, the effective interest rate for the full term of the Credit Facility was 12.12% and 10.90%, respectively.

During the three and six months ended June 30, 2023 and 2022, the Company recognized interest expense on the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facility as follows:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest expense for term loan	$724	$462	$1,326	$736
Accretion of end of term charge	63	48	116	79
Amortization of debt issuance costs	28	35	57	59
Total interest expense related to term loan	$815	$545	$1,499	$874

The carrying value of the Credit Facility consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the term loan, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of this Credit Facility and related accretion and amortization are reported on a combined basis as term loan, net on the accompanying Condensed Balance Sheets as follows:

	June 30, 2023	December 31, 2022
Term loan, gross	$25,000	$20,000
Debt issuance costs	(875)	(875)
Accretion of end of term charge	289	174
Accumulated amortization of debt issuance costs	193	135
Term loan, net	$24,607	$19,434

11. RELATED PARTY TRANSACTIONS
Consulting Agreements

The Company has a preexisting consulting agreement with a board member who was appointed in December 2021. This Consulting Agreement provides for annual cash compensation of approximately $0.2 million and option grants to purchase 45,134 shares of the Company’s common stock, with exercise prices ranging from $2.01 to $34.72 per share. This Consulting Agreement may be terminated by either party with ten days notice and contains standard confidentiality, indemnification, and intellectual property assignment provisions in favor of the Company.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Sponsorship Activities
In May 2023, a board member of the Company was appointed president of the American Society of Cataract and Refractive Surgery ("ASCRS"), a society dedicated to meeting the needs of anterior segment ophthalmic surgeons.
During the six months ended June 30, 2023, the Company recorded $0.2 million of general and administrative expenses in the accompanying Condensed Statement of Operations for sponsorship and event-related activities associated with ASCRS. The comparable expenses during the three months ended June 30, 2023 were not material. As of June 30, 2023, there were no amounts due to ASCRS.

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
The words “anticipate,” “believe,” contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ from expected results, include, among others:
•our ability to successfully commercialize XDEMVYTM, formerly known as TP-03, for the treatment of Demodex blepharitis;
•the prevalence of Demodex blepharitis and the size of the market opportunity for XDEMVY;
•our plans relating to commercializing XDEMVY and our product candidates, if approved, including commercialization timelines and sales strategy;
•any statements regarding our ability to achieve distribution and patient access for our products including XDEMVY and timing and breadth of payer coverage; our expectations of the potential market size, pricing, gross-to-net yields, eye care provider and patient acceptance of our product candidates, opportunity and patient populations for our product candidates, including XDEMVY; our sales force size and hiring plans;
•the likelihood of our clinical trials demonstrating safety and efficacy of our product candidates, and other positive results;
•the timing and progress of our current clinical trials and timing of initiation of our future clinical trials, and the reporting of data from our current and future trials;
•the timing or likelihood of regulatory filings and approval for our product candidates and our ability to meet existing or future regulatory standards or comply with post-approval requirements;
•our plans relating to the clinical development of our current and future product candidates, including the size, number and disease areas to be evaluated;
•the rate and degree of market acceptance and clinical utility of XDEMVY and our product candidates;
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
•our competitive position;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our Initial Public Offering (“IPO”), our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering") and August 2023 (the "August 2023 Public Offering", together with the May 2022 Public Offering, the “Follow-On Public Offerings”), and draw-downs from our loan and security agreement with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank ("SVB") (the "Credit Facility").

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
Overview
Our Business
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product, XDEMVY (lotilaner ophthalmic solution) 0.25% was approved by the U.S. Food and Drug Administration ("FDA") on July 24, 2023 for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe has the potential to become the definitive standard of care for the treatment of Demodex blepharitis.

We designed XDEMVY to target and eradicate the root cause of Demodex blepharitis — Demodex mite infestation. The active pharmaceutical ingredient ("API") of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.

To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial.

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
Recent Business and Clinical Highlights

XDEMVY: First and only approved therapeutic for Demodex blepharitis, a highly prevalent eyelid disease that impacts approximately 25 million eye care patients in the U.S. XDEMVY targets the root cause of Demodex blepharitis and in pivotal trials demonstrated significant improvement in eyelids (reduction of collarettes, the pathognomonic sign of the disease, to no more than two collarettes per upper lid), mite eradication (mite density of zero mites per lash) and erythema cure (grade zero erythema).

•Actively engaging in contracting discussions with the top commercial and Medicare accounts and expect to secure commercial coverage sequentially throughout 2024 and Medicare coverage in 2025.

•Completed recruitment of our eighty-five person sales force targeting approximately 15,000 optometrists and ophthalmologists, which represents greater than 80% of the projected market; expect our sales force to be deployed by the end of August when we anticipate product to be available .

•Established unique distribution model leveraging high touch retail and digital pharmacies to offer broad patient access with potentially two times the fill rate compared to traditional approaches.

•Active disease education is continuing to drive awareness and encouraging eye care providers ("ECPs") to proactively diagnose Demodex blepharitis:

◦Consistently greater than 90% of approximately 250 optometrists and ophthalmologists who participated in an Awareness Trial and Usage (ATU) market research survey indicated they would prescribe an FDA-approved therapeutic for Demodex blepharitis.

◦The “Look at the Lids” disease education campaign has generated nearly 300,000 unique website visits, up from 200,000 as of March 31, 2023 and more than 3.0 million digital/media impressions, an increase of 700,000 impressions as of March 31, 2023.

•Published Saturn-2 pivotal trial results in the American Academy of Ophthalmology journal

◦XDEMVY met the primary, all secondary endpoints and was generally well tolerated

TP-03 Meibomian Gland Disease, Ersa Trial: In August 2022, we announced the enrollment of our first patient in the Phase 2a Ersa clinical trial studying TP-03 for the treatment of MGD. We expect topline availability during the second half of 2023.

TP-04 Rosacea, Galatea Trial: In March 2023, we initiated the Galatea trial, a Phase 2a trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea. We expect topline availability in the first half of 2024.

TP-05 Lyme Disease, Callisto and Carpo Trials: In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial and enrollment of the first patient in the Phase 2a Carpo trial. The Callisto and Carpo trials are designed to evaluate TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease. The Callisto Phase 1 trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and PK of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. Pharmacokinetic data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral therapy regimen, supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, exploratory ex-vivo tick kill modeling utilizing serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks. The Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans, is a randomized, double-blind trial that will evaluate the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. We expect topline availability from the Phase 2a Carpo trial during the second half of 2023.

We believe TP-05 is currently the only non-vaccine, drug-based prophylaxis in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

TP-03 China Territory Out-License: In March 2021, we executed an out-license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights to TP-03 for the treatment of Demodex blepharitis and MGD within The People’s Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory").

In February 2023, a specified milestone was triggered resulting in $2.5 million recognized as license fees and collaboration revenue in the accompanying Condensed Statements of Operations for the six months ended June 30, 2023. This cash payment was received during the three months ended June 30, 2023. As of the date of this filing, we have received contractual cash proceeds from LianBio of $82.5 million, representing initial consideration of $15.0 million and $67.5 million for the achievement of specified milestone events. We also received equity in LianBio as part of this China Out-License, a portion of which remains subject to a China-based regulatory vesting provision.

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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, the net proceeds from issuance of common stock in our IPO and our Follow-On Public Offerings, cash proceeds from our China Out-License, and draw-downs from the Credit Facility.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses and, other than the effect of license fees and collaboration revenue from the China Out-License, increasing operating losses for the foreseeable future. Our net loss was $31.4 million and $5.7 million for the three months ended June 30, 2023 and 2022, respectively, and $54.8 million and $26.0 million for the six months ended June 30, 2023 and 2022, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•establish our own sales force in the U.S. to commercialize XDEMVY and our other products for which we obtain regulatory approvals;
•maintain regulatory approval for XDEMVY and seek regulatory approval for our other product candidates that successfully complete clinical development, if any;
•advance the clinical development of TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme prophylaxis;
•engage with contract manufacturers to ensure a sufficient supply chain capacity to provide commercial quantities of XDEMVY and any other products for which we may obtain marketing approval;
•maintain, expand and protect our intellectual property portfolio;
•hire additional staff, including clinical, scientific, technical, regulatory, marketing, operations, financial, and other support personnel, to execute our business plan; and

•add information systems and personnel to support our product development and commercialization efforts, and to enable us to operate as a public company.
We do not yet have revenue from product sales. Our reported revenue within license fees and collaboration revenue is from our China Out-License; we expect to report additional revenue under this caption in future periods.
We do not expect to generate revenues from product sales until we commercially launch XDEMVY. Until such time as we can generate significant revenue from product sales and achieve profitability, if ever, we expect to finance our operations through private or public equity or debt financings, or collaborations, strategic alliances, or licensing arrangements with third parties. Adequate funding may not be available to us when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital or enter into such agreements as and when needed, we could be forced to significantly delay, scale back, or discontinue our product development and/or commercialization plans, which would negatively and adversely affect our financial condition.
Because of the numerous risks and uncertainties associated with drug product development and commercialization, we are unable to accurately forecast the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels.
As of June 30, 2023, our aggregate cash, cash equivalents and marketable securities was $178.2 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the Macroeconomic Environment
Recently, the economy has experienced downward pressure, and together with high rates of inflation and energy supply issues experienced in certain regions, have led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration.
In addition, we may be exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We maintain cash held in deposit at financial institutions in the U.S., including SVB, a division of First Citizens Bank. While these deposits are insured by the FDIC in an amount up to $250,000 for any depositor, to the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits. We invest our excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty. We believe the Company is not exposed to significant credit risk due to the financial position of the depository institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk, including any ongoing or new events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions.
See the section titled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023 and in this Quarterly Report, for a further discussion of the potential adverse impact of unfavorable global economic conditions on our business, results of operations and financial condition.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations:

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
Revenues:
License fees and collaboration revenue	$—	$15,277	$(15,277)
Operating expenses:
Cost of license fees and collaboration revenue	—	522	(522)
Research and development	12,546	9,603	2,943
General and administrative	20,275	10,376	9,899
Total operating expenses	32,821	20,501	12,320
Loss from operations before other income (expense) and income taxes	(32,821)	(5,224)	(27,597)
Other income (expense):
Interest income	2,226	297	1,929
Interest expense	(815)	(544)	(271)
Other (expense) income, net	(47)	106	(153)
Unrealized gain (loss) on equity investments	15	(121)	136
Change in fair value of equity warrants issued by licensee	18	(257)	275
Total other income (expense), net	1,397	(519)	1,916
Net loss	$(31,424)	$(5,743)	$(25,681)
License Fees and Collaboration Revenue
For the three months ended June 30, 2023, we did not recognize any license fees and collaboration revenue. For the three months ended June 30, 2022, we recognized $15.3 million of license fees and collaboration revenue under the China Out-License. These amounts represent the contractual milestones achieved or allocated under the China Out-License that have been fully or partially completed by the period end. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue to the extent other events occur, specifically related to (i) milestone achievement of an additional drug supply agreement execution, (ii) milestone achievement of certain regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
For the three months ended June 30, 2023, we did not recognize any cost of license fees and collaboration revenue. Cost of license fees and collaboration revenue was $0.5 million for the three months ended June 30, 2022. This amount relates to our contractual payment obligations to Elanco, in proportion to our recognized license fees and collaboration revenue in the same period.
Research and Development Expenses

	Three Months Ended June 30,		Change
	2023	2022
Direct external expenses:
TP-03 program	$4,349	$4,338	$11
TP-04 program	796	1,044	(248)
TP-05 program	984	638	346
Indirect expenses:
Compensation and personnel-related	5,866	3,099	2,767
Other	551	484	67
Total research and development expenses	$12,546	$9,603	$2,943
Research and development expenses increased by $2.9 million for the three months ended June 30, 2023, as compared to the prior year period. This increase was primarily due to $2.8 million of increased indirect expenses related to payroll and personnel-related costs (including stock-based compensation) for 34 employee additions period over period to drive our product development initiatives.

General and Administrative Expenses

General and administrative expenses increased by $9.9 million for the three months ended June 30, 2023, as compared to the prior year period. The increase was primarily due to (i) $4.4 million of increased payroll and personnel-related costs (including stock-based compensation) for 40 corporate employee additions, period over period, to support our business growth and commercial leadership hires for readiness of our commercial launch of XDEMVY, (ii) $0.9 million of severance costs related to our former Chief Financial Officer's separation from the Company in June 2023, (iii) $3.5 million of increased commercial and market research costs as we continue our commercial expansion and prepare for the launch of XDEMVY, (iv) $0.9 million of increased IT applications, legal and other professional expenses to support the continued growth and expansion of our corporate infrastructure, and (v) $0.2 million of increased facilities and office and administrative expenses. We expect sales and marketing headcount and associated vendor expenses to meaningfully increase during 2023 as part of our commercial launch and related activities for XDEMVY.
Other Income (Expense), Net

Other income (expense), net increased by $1.9 million primarily due to (i) $1.9 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.3 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) $0.1 million change in fair value of the LianBio common stock. These increases were partially offset by a decrease in interest expense of $0.3 million on the Credit Facility.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations:

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
Revenues:
License fees and collaboration revenue	$2,500	$15,816	$(13,316)

Operating expenses:
Cost of license fees and collaboration revenue	—	555	(555)
Research and development	24,902	21,684	3,218
General and administrative	35,371	18,322	17,049
Total operating expenses	60,273	40,561	19,712
Loss from operations before other income (expense) and income taxes	(57,773)	(24,745)	(33,028)
Other income (expense):
Interest income	4,519	311	4,208
Interest expense	(1,499)	(874)	(625)
Other (expense) income, net	(41)	143	(184)
Unrealized gain (loss) on equity investments	(50)	(313)	263
Change in fair value of equity warrants issued by licensee	1	(502)	503
Total other income (expense), net	2,930	(1,235)	4,165
Provision for income taxes	—	(1)	1
Net loss	$(54,843)	$(25,981)	$(28,862)
License Fees and Collaboration Revenue
For the six months ended June 30, 2023 and 2022, we recognized $2.5 million and $15.8 million, respectively, of license fees and collaboration revenue attributable to contractual milestones under the China Out-License. These amounts represent the contractual milestones achieved or allocated under the China Out-License that have been fully or partially completed by the period end. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue to the extent other events occur, specifically related to (i) milestone achievement of an additional drug supply agreement execution, (ii) milestone achievement of certain regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of License Fees and Collaboration Revenue
For the six months ended June 30, 2023, we did not recognize any cost of license fees and collaboration revenue. Cost of license fees and collaboration revenue for the six months ended June 30, 2022 was $0.6 million. This amount relates to our contractual payment obligations to Elanco, in proportion to our recognized license fees and collaboration revenue in the same period.
Research and Development Expenses

	Six Months Ended June 30,		Change
	2023	2022
Direct external expenses:
TP-03 program	$7,353	$12,193	$(4,840)
TP-04 program	1,396	2,153	(757)
TP-05 program	3,158	1,061	2,097
Other early-stage programs	180	88	92
Indirect expenses:		—
Compensation and personnel-related	11,107	5,520	5,587
Other	708	669	39
Elanco milestone expenses	1,000	—	1,000
Total research and development expenses	$24,902	$21,684	$3,218
Research and development expenses increased by $3.2 million for the six months ended June 30, 2023, as compared to the prior year period. The increase was primarily due to (i) $5.6 million of increased indirect expenses related to payroll and personnel-related costs (including stock-based compensation) for 34 employee additions period over period to drive our product development initiatives, (ii) $1.0 million of milestone expense related to our in-license agreement with Elanco, and (iii) $2.1 million of increased TP-05 program expenses primarily related to the Phase 2a Carpo trial initiated in December 2022 and the new food effect study initiated during the first quarter of 2023. These increases were partially offset by decreases in direct external spend for the TP-03 and TP-04 programs of $4.8 million and $0.8 million, respectively. The decrease in our TP-03 program expenses was primarily due to significantly reduced clinical trial costs of $5.6 million given the completion of our Saturn-2 trial in the first half of 2022, partially offset by $0.8 million of clinical trial expenses related to the Phase 2a Ersa clinical trial studying TP-03 for the treatment of MGD. The decrease in our TP-04 program expenses were primarily due to $1.4 million of decreased preclinical expenses, partially offset by $0.8 million of increased clinical trial expenses related to the Galatea trial.
General and Administrative Expenses
General and administrative expenses increased by $17.0 million for the six months ended June 30, 2023, as compared to the prior year period. The increase was primarily due to (i) $9.0 million of increased payroll and personnel-related costs (including stock-based compensation) for 40 corporate employee additions period-over-period to support our business growth and commercial leadership hires for readiness of our commercial launch of XDEMVY, (ii) $0.9 million of severance costs related to our former Chief Financial Officer's separation from the Company in June 2023, (iii) $6.4 million of increased commercial and market research costs as we continue our commercial expansion and prepare for the launch of XDEMVY, (iv) $1.2 million of increased IT applications, legal and other professional expenses to support the continued growth and expansion of our corporate infrastructure, and (v) $0.4 million of increased facilities and office and administrative expenses. We expect sales and marketing headcount and associated vendor spend to meaningfully ramp during 2023 as part of our commercial launch and related activities for XDEMVY.
Other Income (Expense), Net
Other income (expense), net decreased by $4.2 million primarily due to (i) $4.2 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.5 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) $0.2 million change in fair value of the LianBio common stock. These increases were partially offset by a decrease in interest expense of $0.6 million on the Credit Facility.

Provision for Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of June 30, 2023 and 2022 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, our operations have been substantially financed by cash proceeds of private placements of preferred stock, IPO proceeds from the issuance of common stock, China Out-License consideration, Credit Facility draws, and our Follow-On Public Offerings. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $178.2 million.
IPO and Follow-On Public Offerings
In connection with our October 2020 IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters’ option to purchase 825,000 shares of common stock). After deducting underwriting discounts, commissions and other related expenses, our IPO proceeds were $91.7 million.
In May 2022, we completed a Follow-On Public Offering. We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. In June 2022, the underwriters partially exercised their option to purchase an additional 289,832 shares of common stock at the offering price of $13.50 per share, before underwriting discounts and commissions. After giving effect to the exercise of the underwriters’ option, we sold 5,889,832 shares for net proceeds received of $74.3 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
On August 4, 2023, we completed a Follow-On Public Offering of 5,714,285 shares of common stock at an offering price of $17.50 per share. The aggregate net proceeds received were approximately $93.6 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses. We also granted the underwriters a 30-day option to purchase up to 857,142 additional shares of our common stock at the public offering price.
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
Credit Facility
In February 2022, we executed the Credit Facility with Hercules and SVB. Capital draws are at our election and are in $5.0 million increments. Concurrent with the execution of the Credit Facility we drew $20.0 million. This Credit Facility was amended in January 2023. The Credit Facility, as amended, set a maximum interest rate, updated the terms of prepayment under the Credit Facility and includes an extended period to draw down the tranche associated with the NDA submission, from March 15, 2023 to March 15, 2024 provided at least $5 million was drawn on or before March 15, 2023 and at least an additional $5 million is drawn on or before September 15, 2023. On March 15, 2023 we made a $5.0 million draw (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. The Credit Facility includes four-year period of interest-only payments and is extendable for a fifth year to February 2027 maturity, upon our expected achievement of required conditions. We currently have no other financing commitments, such as lines of credit or guarantees.

As of the date of this filing, we have $130.0 million of tranched availability as follows:

• $20.0 million, which became available in September 2022 upon our NDA submission of TP-03 to the FDA;
• $35.0 million, which became available in July 2023 upon FDA approval of XDEMVY;
• $50.0 million available upon achievement of certain quarterly revenue thresholds; and

• $25.0 million available with lender approval.
Funding Requirements
Liquidity
Our operating expenditures currently consist of research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $163.6 million as of June 30, 2023.
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $178.2 million. We received aggregate net proceeds of approximately $93.6 million from the August 2023 Public Offering. We anticipate having at least $55.0 million of available capital from our Credit Facility through March 2024 and an additional $75.0 million of additional tranched availability through December 2024. The Credit Facility requires interest-only debt service payments that are expected to remain through its maturity in February 2027 and its remaining tranches are subject to undrawn expiry in either March 2024 or December 2024 (see Note 10).
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operations for at least the next twelve months from the date of this filing on Form 10-Q. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
Shelf Registration Statement

On November 1, 2021, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 (the “Shelf Registration Statement”), which permitted us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. We have approximately $120 million remaining under our Shelf Registration Statement, after giving effect to the Follow-On Public Offerings (and exclusive of the sales agreement prospectus described below). Our Shelf Registration Statement is intended to provide us with additional flexibility to access capital markets for general corporate expenses and acquisitions of complementary products, technologies, or businesses. We completed the Follow-On Public Offering under this Shelf Registration Statement.

Also, as part of this Shelf Registration Statement, we concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM (the “ATM Agreement”) with Jefferies LLC. Through the date of this filing, we have not sold any shares of our common stock under the ATM Agreement. On July 31, 2023, in connection with the August 2023 Public Offering, we terminated the sales agreement prospectus relating to the ATM.

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
We expect to incur significant operating losses for the foreseeable future, and expect these losses to further increase, as we expand our clinical development programs and as we prepare for the commercial launch of XDEMVY. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
We may require additional capital to fully develop our product candidates and to execute our business strategy. Our requirements of a future capital raise will depend on many factors, including:
•the amount of revenue, if any, received from commercial sales of XDEMVY or our product candidates, should any of our product candidates receive marketing approval;

•the cost and timing associated with commercializing XDEMVY or our product or product candidates, if they receive marketing approval;
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
•impact of health epidemics on our clinical development or operations; and
•the costs associated with being a public company.
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,796)	$(19,545)
Investing activities	75,386	(283)
Financing activities	5,523	93,859
Net increase in cash and cash equivalents	$35,113	$74,031

Net Cash Used in Operating Activities
Net cash used in operating activities was $45.8 million for the six months ended June 30, 2023, which primarily consisted of our net loss of $54.8 million partially offset by stock-based compensation of $9.1 million. For the six months ended June 30, 2023, our cash payments to vendors totaled $32.6 million and payroll-related cash payments (inclusive of 2022 bonus payouts) totaled $19.4 million.

Net cash used in operating activities was $19.5 million for the six months ended June 30, 2022. We recognized $15.8 million of license fee and collaboration revenue and received $15 million in June 2022 in connection with our China Out-License. In the prior year period, our cash payments to vendors for our operating activities totaled $26.0 million and payroll-related cash payments (inclusive of 2021 bonus payouts) totaled $9.1 million.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $75.4 million for the six months ended June 30, 2023, and primarily relates to $105.2 million of proceeds from maturities of investments, partially offset by $28.7 million of purchased investments and $1.1 million of purchased furniture, fixtures and leasehold improvements for our laboratory and administrative offices.
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2022, which consisted of leasehold improvements for our laboratory and administrative offices and various purchases of computer hardware and office equipment.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2023 which primarily relates to (i) $5.0 million of proceeds from our Credit Facility and (ii) $0.5 million of proceeds from our employee stock purchase plan.
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

There were no material changes to our previously reported Critical Accounting Policies during the three and six months ended June 30, 2023.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2023.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $178.2 million, consisting of interest-bearing money market accounts, U.S. Treasury securities, commercial paper, corporate debt securities and government-related debt securities for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of June 30, 2023, we had $25.0 million of debt principal outstanding. Our Credit Facility bears interest at an annual rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 4.45% with an aggregate cap of 11.45% or (ii) 8.45%. Assuming our interest rate is the aggregate cap of 11.45% our reported interest expense would aggregate $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2023.
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
Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023, other than the following risk factors:

Risk Related to Commercialization of our Product and Product Candidates

We have only recently obtained regulatory approval for XDEMVY in the United States and we have limited experience as a commercial company and have never generated revenue from product sales. If the commercial launch of XDEMVY or any future approved products is unsuccessful, we may never be profitable, or may be less successful than anticipated.

We recently received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the United States. Our ability to become and remain profitable is heavily dependent on our ability to generate revenue from XDEMVY. As a company, we have not yet launched any approved products for commercial sale and have not yet generated any revenue from product sales. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure adequate healthcare coverage and the acceptance of XDEMVY by patients, ECPs and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant product revenues and we may not be profitable. Even if we successfully launch and commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.

If we are unsuccessful in accomplishing our objectives, or if our commercialization efforts do not develop as planned, we may not be able to successfully commercialize XDEMVY or any future approved products, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Risks Related to Intellectual Property

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Additionally, the new unitary patent system that came into effect in Europe in June 2023 has increased the complexity and uncertainty of European patent laws and would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

Executive Severance and Change in Control Agreement

On August 8, 2023, our Compensation Committee of the Board of Directors approved a new form of Executive Severance and Change in Control Agreement (the “Executive Severance Agreement”) for our executive officers, and certain other executives, including our “named executive officers” (as defined in Item 403(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission). Upon acceptance by an executive, the Executive Severance Agreement supersedes the executive’s existing severance arrangements that would otherwise apply upon qualifying termination of employment.

Under the Executive Severance Agreement, upon a termination of an executive officer’s employment by us without “cause” or the resignation by an executive officer for “good reason” (each of the terms “cause” and “good reason” as defined in the Executive Severance Agreement) (each, a “Qualifying Termination”), the executive officer will be entitled to receive the following severance benefits:

•a cash payment equal to (i) the sum of 12 months of the executive officer’s monthly base salary or (ii) in connection with a Qualifying Termination that is within three months prior to, or 12 months following, a change in control (“in connection with a change in control”), the sum of 18 months the executive officer’s monthly base salary for the Chief Executive Officer and 12 months for other executive officers, (each, a “Severance Term”);

•Company-paid COBRA premiums for continued health insurance until the earlier of (i) the close of the applicable Severance Term, (ii) the date the executive officer ceases to be eligible for COBRA continuation coverage, or (iii) the date when the executive officer becomes eligible for substantially equivalent health insurance coverage;

•if the Qualifying Termination is in connection with a change in control, a cash payment equal to the sum of (i) a pro-rated portion of the executive officer’s target bonus amount for the year of termination and (ii) 150% for the Chief Executive Officer or 100% for other executive officers, of such executive’s target bonus amount for the year of termination; and

•if the Qualifying Termination is in connection with a change in control, accelerated vesting of all of the executive officer’s then-outstanding equity awards.

Receipt of the foregoing benefits is subject to the executive officer’s execution and non-revocation of a release of claims against us and continued compliance with certain restrictive covenants.

In addition, in the event any payments or benefits that an executive would receive in connection with a change in control constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, and such payments or benefits would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such payments shall be made to such executive either (a) in full or (b) as to such lesser amount as would result in no portion of such payments or benefits being subject to the excise tax, whichever of the foregoing amounts, after taking into account applicable taxes and the excise tax, results in the executive’s receipt, on an after-tax basis, of the greatest amount of payment or benefits.

The foregoing description is qualified in its entirety by reference to the form of Executive Severance Agreement, a copy of which is attached hereto as Exhibit 10.2.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1#	Separation Agreement, dated May 4, 2023, by and between Registrant and Leonard Greenstein.					X
10.2#	Form of Executive Severance and Change in Control Agreement.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

#	Indicates a management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARSUS PHARMACEUTICALS, INC.

Date:	August 10, 2023	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	August 10, 2023	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)