Form 10-Q
period 2023-09-30
Tarsus Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 33,104,612.

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,672	$71,660
Marketable securities	20,213	145,366
Accounts receivable, net	5,362	—
Inventory	15	—
Other receivables	1,008	3,582
Prepaid expenses	6,007	4,767
Total current assets	259,277	225,375
Property and equipment, net	1,614	957
Intangible assets, net	3,967	—
Operating lease right-of-use assets	2,011	575
Long-term investments	210	371
Other assets	1,253	585
Total assets	$268,332	$227,863
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$15,351	$9,910
Accrued payroll and benefits	7,898	5,519
Total current liabilities	23,249	15,429
Term loan, net	29,708	19,434
Other long-term liabilities	1,711	100
Total liabilities	54,668	34,963
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 33,104,087 shares issued and outstanding at September 30, 2023 (unaudited); 26,727,458 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	416,421	301,732
Accumulated other comprehensive loss	(8)	(74)
Accumulated deficit	(202,754)	(108,763)
Total stockholders’ equity	213,664	192,900
Total liabilities and stockholders’ equity	$268,332	$227,863
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$1,653	$—	$1,653	$—
License fees and collaboration revenue	218	—	2,718	15,816
Total revenues	1,871	—	4,371	15,816

Operating expenses:
Cost of sales	377	—	377	—
Cost of license fees and collaboration revenue	—	—	—	555
Research and development	12,105	10,912	37,007	32,596
Selling, general and administrative	30,324	11,994	65,695	30,316
Total operating expenses	42,806	22,906	103,079	63,467
Loss from operations before other income (expense) and income taxes	(40,935)	(22,906)	(98,708)	(47,651)
Other income (expense):
Interest income	2,840	1,061	7,359	1,372
Interest expense	(858)	(633)	(2,357)	(1,507)
Other (expense) income, net	(48)	(7)	(89)	136
Unrealized loss on equity investments	(111)	(13)	(161)	(326)
Change in fair value of equity warrants issued by licensee	(36)	(18)	(35)	(520)
Total other income (expense), net	1,787	390	4,717	(845)
Benefit from income taxes	—	5	—	4
Net loss	$(39,148)	$(22,511)	$(93,991)	$(48,492)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities and cash equivalents	15	(10)	66	(10)
Comprehensive loss	$(39,133)	$(22,521)	$(93,925)	$(48,502)

Net loss per share, basic and diluted	$(1.28)	$(0.84)	$(3.35)	$(2.03)
Weighted-average shares outstanding, basic and diluted	30,622,440	26,662,374	28,065,434	23,923,512

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	—	—	(23,419)	(23,419)
Recognition of stock-based compensation expense	—	—	—	—	3,906	—	—	3,906
Exercise of vested stock options	—	—	6,443	—	13	—	—	13
Issuance of common stock upon the vesting of restricted stock units	—	—	66,611	—	—	—	—	—
Other comprehensive gain	—	—	—	—	—	4	—	4
Balance as of March 31, 2023	—	$—	26,800,512	$5	$305,651	$(70)	$(132,182)	$173,404
Net loss	—	—	—	—	—	—	(31,424)	(31,424)
Recognition of stock-based compensation expense	—	—	—	—	5,192	—	—	5,192
Exercise of vested stock options	—	—	16,118	—	45	—	—	45
Issuance of common stock upon the vesting of restricted stock units	—	—	45,653	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	—	—	37,289	—	465	—	—	465
Other comprehensive gain	—	—		—	—	47	—	47
Balance as of June 30, 2023	—	$—	26,899,572	$5	$311,353	$(23)	$(163,606)	$147,729
Net loss	—	—	—	—	—	—	(39,148)	(39,148)
Recognition of stock-based compensation expense	—	—	—	—	5,250	—	—	5,250
Issuance of common stock upon follow-on public offering, net of issuance costs of $6,912	—	—	6,069,449	—	99,302	—	—	99,302
Exercise of vested stock options	—	—	109,627	—	516	—	—	516
Issuance of common stock upon the vesting of restricted stock units	—	—	25,439	—		—	—	—
Other comprehensive gain	—	—	—	—	—	15	—	15
Balance as of September 30, 2023	—	$—	33,104,087	$5	$416,421	$(8)	$(202,754)	$213,664

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	20,698,737	$4	$213,398	$—	$(46,672)	$166,730
Net loss	—	—	—	—	—	—	(20,238)	(20,238)
Recognition of stock-based compensation expense	—	—	—	—	2,674	—	—	2,674
Exercise of vested stock options	—	—	225	—	—	—	—	—
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	15,309	—	31	—	—	31
Balance as of March 31, 2022	—	$—	20,718,528	$4	$216,103	$—	$(66,910)	$149,197
Net loss	—	—	—	—	—	—	(5,743)	(5,743)
Recognition of stock-based compensation expense	—	—	—	—	3,532	—	—	3,532
Issuance of common stock upon follow-on public offering, net of issuance costs of $5,246	—	—	5,889,832	1	74,266	—	—	74,267
Shares issued in connection with the employee stock purchase plan	—	—	17,874	—	222	—	—	222
Exercise of vested stock options	—	—	7,056	—	17	—	—	17
Issuance of common stock upon the vesting of restricted stock units	—	—	4,257	—	—	—	—	—
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	6,705	—	13	—	—	13
Balance as of June 30, 2022	—	$—	26,644,252	$5	$294,153	$—	$(72,653)	$221,505
Net loss	—	—	—	—	—	—	(22,511)	(22,511)
Recognition of stock-based compensation expense	—	—	—	—	3,583	—	—	3,583
Lapse of repurchase obligation for stock option exercises, prior to vesting	—	—	5,826	—	12	—	—	12
Exercise of vested stock options	—	—	21,734	—	82	—	—	82
Issuance costs related to follow-on public offering	—	—	—	—	(34)	—	—	(34)
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Balance as of September 30, 2022	—	$—	26,671,812	$5	$297,796	$(10)	$(95,164)	$202,627
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(93,991)	$(48,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	497	227
Amortization of intangible assets	33	—
Accretion of term loan-related costs	274	231
Stock-based compensation	14,348	9,789
Non-cash lease expense	410	343
Unrealized loss on equity investments	161	326
Net amortization/accretion on marketable securities	(3,038)	(63)
Change in fair value of equity warrants issued by licensee	35	520
Unrealized gain from transactions denominated in a foreign currency	—	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,362)	(17)
Inventory	(15)	—
Other receivables	2,574	(3,902)
Prepaid expenses	(1,028)	551
Other non-current assets	(608)	(75)
Accounts payable and other accrued liabilities	5,177	1,187
Accrued payroll and benefits	2,379	1,294
Other long-term liabilities	(4)	(74)
Net cash used in operating activities	(78,158)	(38,156)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	156,920	—
Purchases of marketable securities	(28,664)	(57,031)
Intangible asset additions	(4,000)	—
Purchases of property and equipment	(1,502)	(379)
Net cash provided by (used in) investing activities	122,754	(57,410)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock upon follow-on public offerings, net of paid issuance costs	99,377	74,352
Proceeds from sale of common stock under employee stock purchase plan	465	222
Proceeds from exercise of equity awards	574	99
Proceeds from term loan	10,000	20,000
Payment of term loan issuance costs	—	(875)
Payment of deferred offering costs	—	(75)
Net cash provided by financing activities	110,416	93,723
Net increase (decrease) in cash and cash equivalents	155,012	(1,843)
Cash and cash equivalents — beginning of period	71,660	171,332
Cash and cash equivalents — end of period	$226,672	$169,489
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,846	$—
Interest expense paid in cash	$2,034	$1,094
Additions of property and equipment included within accounts payable and other accrued liabilities	$32	$44
Deferred offering costs included within accounts payable and accrued liabilities	$22	$—
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business

Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, on August 24, 2023, after receiving United States ("U.S.") Food and Drug Administration ("FDA") approval on July 24, 2023.
Follow-On Public Offerings
On August 4, 2023, the Company completed a follow-on public offering under its shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 of 5,714,285 shares of common stock at a public offering price of $17.50 per share (the "August 2023 Public Offering"). The aggregate net proceeds received by the Company were approximately $93.5 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses. The Company also granted the underwriters a 30-day option to purchase up to 857,142 additional shares of its common stock at the public offering price. On September 6, 2023, the underwriters partially exercised this option resulting in the Company's issuance of an additional 355,164 shares of common stock at the public offering price of $17.50 per share. The aggregate net proceeds received by the Company from the partially exercised option was approximately $5.8 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.

In connection with the August 2023 Public Offering, the Company terminated the prospectus (the “ATM Prospectus”) filed with Shelf Registration Statement, issuable pursuant to the terms of an Open Market Sale AgreementSM (the "Sales Agreement") dated November 1, 2021 by and between the Company and Jefferies LLC. The Company has not made any sales pursuant to the ATM Prospectus. Further, the Company will not make any sales of our common stock pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.
In May 2022, the Company completed a follow-on public offering under its Shelf Registration Statement for an initial underwritten sale of 5,600,000 shares of its common stock at the public offering price of $13.50 per share. The Company also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of its common stock at the public offering price. In June 2022, the underwriters partially exercised this option and the Company's sale of an additional 289,832 shares at the public offering price of $13.50 per share was concurrently completed. Total aggregate net proceeds received by the Company were approximately $74.3 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
Liquidity

The Company has a limited operating history, limited history of product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through proceeds from product sales, net, proceeds from its out-license agreement, equity capital raises; including the Company's initial public offering in 2020 and the follow-on public offerings completed in May 2022 and August 2023, and draws from its credit facility. The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the filing date of the accompanying Condensed Financial Statements in this Form 10-Q, which have been prepared on a going-concern basis.

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Operating Segment
The Company operates one reportable operating segment focused on the development and commercialization of therapeutics. To date, the Company has operated, managed and organized its business and financial information on an aggregate basis for the purposes of evaluating financial performance and the allocation of capital and personnel resources. The Company’s chief operating decision-maker (CODM), its Chief Executive Officer, reviews its operating results for the purpose of allocating resources and evaluating financial performance.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The Company’s Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. for interim financial information pursuant to Form 10-Q and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023.
The interim Condensed Balance Sheet as of September 30, 2023, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and nine-month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other interim or annual period.

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

The Company’s financial statements as of and for the three and nine months ended September 30, 2023, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, higher interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.

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
Marketable securities are recorded at fair value with unrealized losses and gains reported as a component of accumulated other comprehensive loss within the accompanying Condensed Statements of Stockholders' Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized losses and gains as well as credit losses, if any, on marketable securities identified on a specific identification basis and are included in other income (expense), net on the accompanying Condensed Statement of Operations and Comprehensive Loss. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other-than-temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Condensed Statements of Operations and Comprehensive Loss.

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
Accounts Receivable, Net

Accounts receivable generally consists of amounts due from its customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three months ended September 30, 2023.
Inventory

Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
adjusts the value for any excess and obsolete inventory to net realizable value in the period in which the impairment is first identified and such charges are recorded as a component of cost of sales in the Condensed Statements of Operations and Comprehensive Loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Condensed Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. Prior to FDA approval of XDEMVY on July 24, 2023, costs related to the production of inventory were recorded as research and development expense on the Condensed Statements of Operations and Comprehensive Loss in the period incurred. The inventory balance as of September 30, 2023 consisted of finished goods.
Intangible Assets, Net
Intangible assets are measured at fair value as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The carrying value of intangible assets as a result of commercial milestones was $4.0 million as of September 30, 2023, and will be amortized to cost of sales over its useful life of 10 years from the date of first commercial sale. Amortization expense for the three and nine months ended September 30, 2023 was not material (see Note 8). The Company had no intangible assets as of December 31, 2022.

As of September 30, 2023, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2023 (remaining three months)	$100
2024	400
2025	400
2026	400
2027	400
Thereafter	2,267
Total future amortization	$3,967
Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in the Condensed Statements of Operations and Comprehensive Loss. There have been no impairments of intangible assets for the periods presented.
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
The carrying amounts for financial instruments consisting of cash, cash equivalents, accounts receivable, net, accounts payable and accrued liabilities approximate fair value due to the short maturities for each. The Company's equity warrant holdings disclosed as other assets are carried at fair value based on unobservable market inputs (see Note 3).
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

Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the three and nine months ended September 30, 2023 and 2022.

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
Concentration Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains cash held on deposit at financial institutions in the U.S., including Silicon Valley Bank ("SVB"), a division of First Citizens Bank. These

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") in an amount up to $250,000 for any depositor. To the extent the Company holds cash deposits in amounts that exceed the FDIC insurance limitation, it may incur a loss in the event of a failure of any of the financial institutions where it maintains deposits. The Company invests its excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty.

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

Major Customers

The Company entered into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. For the three months ended September 30, 2023, the Company's three largest customers accounted for 55%, 21% and 13% of product sales, respectively. As of September 30, 2023, amounts due from these three customers each exceeded 10% of gross accounts receivable and accounted for approximately 89% of the accounts receivable balance on a combined basis.

Major Suppliers

The Company does not currently own manufacturing facilities and depends on an outsourced manufacturing strategy for the production of XDEMVY for commercial use and for the production of its other product candidates for clinical trials. The Company entered into agreements with third-party manufacturers that are approved for the commercial production of XDEMVY and third-party suppliers that are approved for XDEMVY's active pharmaceutical ingredient. Although there are potential sources of supply other than our existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements. The loss of certain manufacturers and third-party suppliers could result in a temporary disruption of the Company’s commercialization efforts.
Revenue Recognition
(i) Product Sales, Net

The Company recognizes product sales, net of XDEMVY when a customer obtains control of promised goods or services, which occurs at a point in time, typically upon delivery of the Company's product to the customer. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as each performance obligation is satisfied.

The Company sells XDEMVY to customers in the U.S., which became available for commercial sale during the third quarter of 2023. The Company sells XDEMVY to a limited number of specialty pharmacies and distributors (i.e., its customers) who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. Revenue from product sales is primarily recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.

Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) government and private payer rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Overall, these estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. The Company categorizes product sales deduction estimates as follows:

Distribution Service Fees: The Company engages with wholesalers and specialty pharmacies to distribute its products to end customers. The Company pays the wholesalers and certain specialty pharmacies a fee for services such as: inventory management, chargeback administration, and service level commitments. The Company estimates the amount of distribution services fees to be paid to the customers and adjusts the transaction price with the amount of such estimate at the time of sale to the customer. An accrued liability is recorded for unpaid distribution service fees.

Prompt Pay Discounts: The Company provides its customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. The Company expects that its customers will earn prompt pay discounts. The Company estimates the probability of customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deducts the full amount of these discounts from gross product sales and accounts receivable at the time revenue is recognized.

Product Returns: The Company's customers are contractually permitted to return the product within the contractual allowable time before and after the applicable expiration date. In the initial sales period, the Company estimates its provision for returns based on industry data and adjusts the transaction price at the time of the product sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed since it can not be resold.

Chargebacks: A chargeback is the difference between the Company's invoice price to the wholesaler and the wholesaler’s customer's contract price. The wholesaler tracks these sales and charges back the Company for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. The Company estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price and accounts receivable at the time of sale of the product to the customer.

Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance. The Company records contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. An accrued liability is recorded on unredeemed co-payment assistance related to products for which control has been transferred to the customer.

Rebates and Discounts: The Company accrues rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program. Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. The Company's estimates for expected utilization of commercial insurance rebates are based on data received from its customers. The Company's estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which product sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
(ii) License Fees and Collaboration Revenue

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
China Out-License

License fees and collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss has historically primarily related to one out-license agreement (the "China Out-License") that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China territory")— see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.

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

Other License Fees and Collaboration Revenue

License fees and collaboration revenue also includes revenue recognized from satisfaction of performance obligations under an existing clinical supply agreement. The Company recognizes revenue when a customer obtains control of the promised good or service. Revenue recognized for the three and nine months ended September 30, 2023 was $0.2 million. No revenue was recognized under such arrangements for the three and nine months ended September 30, 2022.

Cost of Sales

Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of XDEMVY on July 24, 2023. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses in the Condensed Statements of Operations and Comprehensive Loss.
Research and Development Costs

Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including the costs of salaries, payroll taxes, employee benefit and other employee-related costs (including stock-based compensation expense), license fees, materials, supplies and the cost of services provided by outside contractors to conduct nonclinical studies, clinical trials and contract manufacturing activities. All costs associated with research and development are expensed as incurred. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company's objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
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

The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company's license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense in the Condensed Statements of Operations and Comprehensive Loss when paid or become payable, provided there is no alternative future use of rights in other research and development projects.
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
All stock-based compensation expense is reported in the accompanying Condensed Statements of Operations and Comprehensive Loss within cost of sales, research and development expense or selling, general and administrative expense, based upon the assigned department of the award recipient. The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including:
Fair Value of Common Stock — The fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the Nasdaq Global Select Market on the date of the option grant.
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

Due to a net loss for the three and nine months ended September 30, 2023 and 2022, all otherwise potentially dilutive securities are antidilutive, and accordingly, the reported basic net loss per share equals the reported diluted net loss per share in each period presented.
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
3. FAIR VALUE MEASUREMENTS
The table below summarizes certain financial instruments measured at fair value that are included within the accompanying Condensed Balance Sheets, and their designation among the three fair value measurement categories (see Note 2 - Fair Value Measurements):

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$226,672	$—	$—	$226,672
U.S. Treasury securities	7,494	—	—	7,494
Commercial paper	—	6,964	—	6,964
Corporate debt securities	—	314	—	314
Government-related debt securities	—	5,441	—	5,441
Common stock in LianBio	210	—	—	210
Equity warrants (for LianBio shares)	—	—	73	73
Total assets measured at fair value	$234,376	$12,719	$73	$247,168
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$64,685	$—	$—	$64,685
U.S. Treasury securities	69,644	—	—	69,644
Commercial paper	—	60,355	—	60,355
Corporate debt securities	—	11,521	—	11,521
Government-related debt securities	—	10,821	—	10,821
Common stock in LianBio	371	—	—	371
Equity warrants (for LianBio shares)	—	—	108	108
Total assets measured at fair value	$134,700	$82,697	$108	$217,505
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
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction (see Note 9), the Company and LianBio, executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio at an exercise price equal to common stock par value, which converted into warrants of the parent company of LianBio (LianBio, a pharmaceutical company focused on the Greater China and other Asian markets; Nasdaq: LIAN; any references to common stock or warrants of LianBio shall refer to common stock or warrants of the publicly-traded parent of LianBio) in connection with LianBio's previous Initial Public Offering. The first two tranches were vested and exercised as of December 31, 2022 and converted into 156,746 shares of LianBio common stock and were recognized at fair value within long-term investments in the Condensed Balance Sheets as of September 30, 2023 and December 31, 2022. LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price on the Nasdaq Global Market.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The third warrant tranche will vest upon the achievement of a regulatory event and is presented within other assets in the accompanying Condensed Balance Sheets as of September 30, 2023 and December 31, 2022. This warrant tranche remains classified as Level 3 in the fair value hierarchy. The most significant assumptions used in the option pricing valuation model as of each balance sheet date to determine its fair value included observable and unobservable inputs: LianBio common stock volatility (based on the historical volatility of similar companies); the probability of regulatory milestone achievement for vesting; and the application of an assumed discount rate.
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

Value of equity warrants
Fair value as of December 31, 2022	$108
Remeasurement of equity warrants	(17)
Fair value as of March 31, 2023	$91
Remeasurement of equity warrants	18
Fair value as of June 30, 2023	$109
Remeasurement of equity warrants	(36)
Fair value as of September 30, 2023	$73

Value of equity warrants
Fair value as of December 31, 2021	$663
Remeasurement of equity warrants	(245)
Fair value as of March 31, 2022	$418
Recognition of equity warrants	103
Remeasurement of equity warrants	(257)
Fair value as of June 30, 2022	$264
Remeasurement of equity warrants	(18)
Fair value as of September 30, 2022	$246

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	September 30, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$226,672	$—	$—	$226,672
Total cash equivalents	$226,672	$—	$—	$226,672

Marketable securities:
U.S. Treasury securities	$7,481	$17	$(4)	$7,494
Commercial paper	6,966	—	(2)	6,964
Corporate debt securities	312	2	—	314
Government-related debt securities	5,446	—	(5)	5,441
Total marketable securities	$20,205	$19	$(11)	$20,213

Long-term investments:
Common stock in LianBio	$1,108	$—	$(898)	$210
Total long-term investments	$1,108	$—	$(898)	$210
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2022
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$64,685	$—	$—	$64,685
Government-related debt securities	4,978	—	—	4,978
Commercial paper	1,997	—	—	1,997
Total cash equivalents	$71,660	$—	$—	$71,660

Marketable securities:
U.S. Treasury securities	$69,720	$5	$(81)	$69,644
Commercial paper	58,358	—	—	58,358
Corporate debt securities	11,524	8	(11)	11,521
Government-related debt securities	5,838	5	—	5,843
Total marketable securities	$145,440	$18	$(92)	$145,366

Long-term investments:
Common stock in LianBio	$1,231	$—	$(860)	$371
Total long-term investments	$1,231	$—	$(860)	$371
(1)This balance includes cash requirements settled on a nightly basis.

As of September 30, 2023, substantially all available-for-sale debt securities had a maturity of 12 months or less. Two securities have a contractual maturity between one and two years, with an estimated fair market value of $0.3 million and amortized cost of $0.3 million. As of December 31, 2022, substantially all available-for-sale debt securities had a maturity of 12 months or less. Three securities had a contractual maturity between one and five years, with an estimated fair market value of $4.6 million and amortized cost of $4.6 million. As of September 30, 2023 and December 31, 2022, all available-for-sale debt

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
securities have gross unrealized losses in a continuous loss position for less than one year. As of September 30, 2023 and December 31, 2022, unrealized credit losses on these securities were not material, and accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$1,149	$714
Office equipment	660	197
Laboratory equipment	167	167
Leasehold improvements	680	425
Property and equipment, at cost	2,656	1,503
(Less): Accumulated depreciation and amortization	1,042	546
Property and equipment, net	$1,614	$957
Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.2 million, respectively.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	September 30, 2023	December 31, 2022
Trade accounts payable and other	$10,382	$5,498
Accrued product sales deductions	3,778	—
Accrued clinical studies	768	3,691
Operating lease liability, current	423	721
Accounts payable and other accrued liabilities	$15,351	$9,910
5. STOCKHOLDERS’ EQUITY
Common Stock Outstanding and Reserves for Future Issuance
As of September 30, 2023 and December 31, 2022, the Company had 33.1 million and 26.7 million, respectively, of common stock issued and outstanding. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan are summarized below:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2023	December 31, 2022
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,119,277	8,346,738
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,893,305	2,663,319
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	4,737,575	3,899,342
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,739,693	551,258
Total shares of common stock reserved	16,489,850	15,460,657

6. STOCK-BASED COMPENSATION
Stock-based compensation expense was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$31	$—	$31	$—
Research and development	1,663	1,015	4,317	2,677
Selling, general and administrative	3,556	2,568	10,000	7,112
Total stock-based compensation	$5,250	$3,583	$14,348	$9,789

The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average risk-free interest rate	4.28%	3.20%	4.07%	2.22%
Weighted average volatility	72.6%	80.4%	71.7%	78.2%
Expected term (in years)	6.25	6.25	6.25	6.25
Dividend yield rate	—%	—%	—%	—%
Weighted-average grant-date fair value per stock option	$17.23	$15.81	$15.43	$18.43

Stock Option Activity

Stock option activity during the nine months ended September 30, 2023 was as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding - December 31, 2022	3,899,342	$16.69	8.07	$19,196
Granted	728,169	$15.07
Exercised	(6,443)	$2.01
Forfeited	(24,654)	$21.19
Outstanding— March 31, 2023	4,596,414	$16.43	8.16	$15,316
Granted	283,367	$15.55
Exercised	(16,118)	$2.78
Forfeited	(144,514)	$20.36
Outstanding— June 30, 2023	4,719,149	$16.31	7.93	$28,319
Granted	130,266	$17.23
Exercised	(109,627)	$4.71
Forfeited	(2,213)	$19.09
Outstanding—September 30, 2023	4,737,575	$16.60	7.77	$26,084
Exercisable— September 30, 2023	2,471,190	$15.01	6.89	$20,742
Unvested—September 30, 2023	2,266,385	$18.33	8.74	$5,342
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2023.

As of September 30, 2023, there was approximately $25.9 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.2 years.

Restricted Stock Unit Activity

Restricted stock unit activity during the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share
Outstanding - December 31, 2022	551,258	$17.78
Granted	647,768	$15.24
Vested	(66,611)	$19.15
Forfeited	(4,042)	$19.40
Outstanding— March 31, 2023	1,128,373	$16.24
Granted	380,196	$15.67
Vested	(45,653)	$14.04
Forfeited	(71,028)	$15.84
Outstanding— June 30, 2023	1,391,888	$16.17
Granted	373,244	$17.34
Vested	(25,439)	$16.36
Forfeited	—	$—
Outstanding— September 30, 2023	1,739,693	$16.42

As of September 30, 2023, there was approximately $24.7 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.4 years.
7. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(39,148)	$(22,511)	$(93,991)	$(48,492)
Weighted-average shares outstanding—basic and diluted	30,622,440	26,662,374	28,065,434	23,923,512
Net loss per share—basic and diluted	$(1.28)	$(0.84)	$(3.35)	$(2.03)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of September 30,
	2023	2022
Stock options, unexercised—vested and unvested	4,737,575	3,839,077
Restricted stock units—unvested	1,739,693	516,005
Total	6,477,268	4,355,082

8. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of September 30, 2023, the Company had five active leases for adjacent office and laboratory suites in Irvine, California. On May 1, 2023 the Company amended the existing facilities lease, extending the term for three years through January 31, 2027.
The below table summarizes the components of total lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$179	$142	$525	$427
Variable lease expense	125	67	296	168
Total lease expense	$304	$209	$821	$595

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
As of September 30, 2023, the Company's facility leases had a remaining lease term of 3.3 years and a weighted-average incremental borrowing rate of 10%.
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Operating Leases - Future Payments	September 30, 2023
2023 (remaining three months)	$226
2024	701
2025	789
2026	816
2027	68
Total future lease payments, undiscounted	$2,600
(Less): Imputed interest	(381)
(Less): Tenant improvement allowance	(129)
Present value of operating lease payments	$2,090
Operating lease liability, current	423
Operating lease liability, noncurrent	1,667
Total operating lease liability	$2,090
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

In March 2023, a clinical milestone was triggered to Elanco under the Eye and Derm Agreement upon enrollment of the first patient in the Phase 2a Galatea trial, evaluating the potential treatment of rosacea. The related milestone payment of $1.0 million was included in research and development expense in the accompanying Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2023.

The Company has made cash payments to Elanco under the Eye and Derm Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Condensed Statements of Operations and Comprehensive Loss. During the three months ended September 30, 2023 a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S., which was recorded as an intangible asset in the accompanying Condensed Balance Sheet as of September 30, 2023. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of the first commercial sale.

As of September 30, 2023, the Company is obligated to make further cash payments to Elanco of $2.0 million under the Eye and Derm Elanco Agreement upon achievement of the last clinical milestone in the treatment of human skin diseases using lotilaner and a maximum of $75.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner.

In addition, the Company will be obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license. As a result of the commercialization of XDEMVY, the Company

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
began accruing royalties payable to Elanco during the third quarter of 2023, which are recorded to cost of sales in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheet as of September 30, 2023. Royalty expense during the three and nine months ended September 30, 2023 was $0.1 million.

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

The Company made cash payments under the All Human Uses Elanco Agreement of $0.5 million related to a clinical milestone that was triggered in December 2022 upon enrollment of the first patient in the Phase 2a Carpo trial, for the treatment of Lyme disease. The Company is required to make further cash payments under this agreement upon the achievement of various clinical milestones for an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.

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

The Company assessed this arrangement and identified the following material promises under the arrangement: (i) the exclusive license to research, develop, manufacture, commercialize, make, offer for sale, sell, and import TP-03 in the China Territory; and (ii) the research and development services in the form of clinical study materials for the respective Phase 2b/3 trial (Saturn-1) and Phase 3 (Saturn-2) TP-03 trials. The promises to provide research and development services for

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
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

Research and Development Services

The standalone selling price of these performance obligations was determined using the adjusted market assessment approach. The Company analyzed costs expected to be incurred for each of the clinical trials through completion to estimate the price that a customer would be willing to pay for these services in order to benefit from the clinical trials. The Company determined that LianBio simultaneously benefited from the research and development services that are satisfied over time, as they were able to request and access the clinical trial data at any point through the trial completion. Therefore, the Company recognized the amounts allocated to the respective research and development performance obligations for Saturn-1 and Saturn-2 within license fees and collaboration revenue as the research and development services were provided using an input method, based on the costs incurred for each clinical trial and the total costs expected to be incurred to satisfy each performance obligation. The Company believes this method most faithfully depicted its performance in transferring the promised services during the expected period of time that each clinical trial was ongoing. The Company monitored the expected completion dates for each clinical trial and updated its estimated time to completion at each reporting period, as necessary.

In February 2023, a specified milestone event was triggered resulting in $2.5 million recognized as license fees and collaboration revenue in the accompanying Condensed Statements of Operations for the nine months ended September 30, 2023. This cash payment was received in the second quarter of 2023. Through September 30, 2023, the Company received aggregate payments from LianBio totaling $82.5 million, comprised of initial consideration of $15.0 million and $67.5 million for the achievement of specified milestones.
As of September 30, 2023 the Company is eligible to receive further consideration from LianBio upon the achievement of additional TP-03 events, including: (i) additional regulatory milestones and one-time payments of up to an aggregate of $22.5 million; (ii) China-Based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales; and (iv) vesting of a LianBio equity warrant upon certain regulatory milestones.
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

The expenses recognized under the China-Out License were not material for the three and nine months ended September 30, 2023 and 2022.

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

On January 5, 2023, the Company entered into an amendment to the loan and security agreement (the "First Amendment"). The First Amendment set a maximum interest rate, and updated the terms of prepayment under the Credit Facility and other certain specific conditions, including an extended period for the Company to draw down the $25.0 million tranche associated with the New Drug Application ("NDA") submission, from March 15, 2023 to March 15, 2024, provided at least $5.0 million was drawn on or before March 15, 2023 and at least an additional $5.0 million is drawn on or before September 15, 2023. The Company did not incur any lender fees as part of this First Amendment.

On March 15, 2023 and September 15, 2023, respectively, the Company made separate draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA. As of September 30, 2023, the Credit Facility provides for a remaining aggregate principal amount of up to $125.0 million with tranched availability as follows: $15.0 million currently available related to the Company's NDA submission with the FDA for TP-03 in September 2022; $35.0 million currently available due to the FDA approval of XDEMVY on July 24, 2023; $50.0 million available upon achievement of product sales, net thresholds; and $25.0 million available upon lender approval.

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

Under the First Amendment, the outstanding principal draws accrue interest at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 4.45% with an aggregate cap of 11.45%, or (ii) 8.45%. At the execution date of the Credit Facility, the WSJ prime rate was 3.25% and increased to 8.50% as of September 30, 2023.

The Company is required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.4 million was derived by multiplying 4.75% by the $30.0 million outstanding principal balance as of September 30, 2023 and is accreted to interest expense through maturity.

As of September 30, 2023 and 2022, the effective interest rate for the full term of the Credit Facility was 11.96% and 12.37%, respectively.

During the three and nine months ended September 30, 2023 and 2022, the Company recognized interest expense on the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facility as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense for term loan	$757	$539	$2,083	$1,275
Accretion of end of term charge	68	48	184	127
Amortization of debt issuance costs	33	46	90	105
Total interest expense related to term loan	$858	$633	$2,357	$1,507

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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2023	December 31, 2022
Term loan, gross	$30,000	$20,000
Debt issuance costs	(875)	(875)
Accretion of end of term charge	358	174
Accumulated amortization of debt issuance costs	225	135
Term loan, net	$29,708	$19,434

11. RELATED PARTY TRANSACTIONS
Consulting Agreements

The Company has a preexisting consulting agreement with a board member who was appointed in December 2021. This Consulting Agreement provides for annual cash compensation of approximately $0.2 million and option grants to purchase 45,134 shares of the Company’s common stock, with exercise prices ranging from $2.01 to $34.72 per share. This Consulting Agreement may be terminated by either party with ten days' notice and contains standard confidentiality, indemnification, and intellectual property assignment provisions in favor of the Company.
Sponsorship Activities
In May 2023, a board member of the Company was appointed president of the American Society of Cataract and Refractive Surgery ("ASCRS"), a society dedicated to meeting the needs of anterior segment ophthalmic surgeons.
During the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.4 million, respectively, of selling, general and administrative expenses in the accompanying Condensed Statement of Operations and Comprehensive Loss for sponsorship and event-related activities associated with ASCRS.

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
The words “anticipate,” “believe,” contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ from expected results, include, among others:
•our ability to successfully commercialize XDEMVY®, formerly known as TP-03, for the treatment of Demodex blepharitis;
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
•the impact of health epidemics on our business and operations;
•the impact of unfavorable global and geopolitical economic conditions on our business and operations;
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
•the need to hire additional personnel and our ability to attract and retain such personnel;
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
Overview
Our Business
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product, XDEMVY (lotilaner ophthalmic solution) 0.25% was approved by the U.S. Food and Drug Administration ("FDA") on July 24, 2023 for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.

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
Recent Business and Clinical Highlights

XDEMVY was approved by the FDA on July 24, 2023, as the first and only approved therapeutic for Demodex blepharitis, a highly prevalent eyelid disease that impacts approximately 25 million eye care patients in the U.S. XDEMVY targets the root cause of Demodex blepharitis and in pivotal trials demonstrated significant improvement in eyelids (reduction of collarettes, the pathognomonic sign of the disease, to no more than two collarettes per upper lid), mite eradication (mite density of zero mites per lash) and erythema cure (grade zero).

•We launched XDEMVY on August 24, 2023 with our targeted sales force and recognized $1.7 million in product sales, net during the third quarter of 2023

•Active disease education is continuing to drive awareness and encouraging eye care providers ("ECPs") to proactively diagnose Demodex blepharitis

•We actively engaged in contracting discussions with all the key commercial and Medicare accounts and we are on track to potentially secure commercial coverage sequentially throughout 2024 and Medicare coverage in 2025

•We presented additional Saturn-2 pivotal data at the American Academy of Optometry and the American Academy of Ophthalmology further demonstrating XDEMVY as the standard of care for Demodex blepharitis

•The American Academy of Ophthalmology added XDEMVY as the first and only FDA-approved therapeutic for the treatment of Demodex blepharitis in their Preferred Practice Patterns (PPP) guidelines

TP-03 Meibomian Gland Disease, Ersa Trial: In August 2022, we announced the enrollment of our first patient in the Phase 2a Ersa clinical trial studying TP-03 for the treatment of MGD. We expect topline availability during the fourth quarter of 2023.

TP-04 Rosacea, Galatea Trial: In March 2023, we initiated the Galatea trial, a Phase 2a trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea. We expect topline availability in the first quarter of 2024.

TP-05 Lyme Disease, Callisto and Carpo Trials: In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial and enrollment of the first patient in the Phase 2a Carpo trial. The Carpo trial is designed to evaluate TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease. The Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans, is a randomized, double-blind trial that will evaluate the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. Given enrollment delays, we now expect topline availability from the Phase 2a Carpo trial during the first quarter of 2024.

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

In February 2023, a specified milestone was triggered resulting in $2.5 million recognized as license fees and collaboration revenue in the accompanying Condensed Statements of Operations for the nine months ended September 30, 2023. This cash payment was received during the second quarter of 2023. As of the date of this filing, we have received aggregate contractual cash proceeds from LianBio of $82.5 million, representing initial consideration of $15.0 million and $67.5 million for the achievement of specified milestone events. We also received equity in LianBio as part of this China Out-License, a portion of which remains subject to a China-based regulatory vesting provision.

Corporate and Financial Overview
We were incorporated as a Delaware corporation in November 2016, and our headquarters are located in Irvine, California. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, acquiring intellectual property, clinical development of our product candidates, building our research and development capabilities, raising capital, and enhancing our corporate infrastructure.
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our IPO and our Follow-On Public Offerings, proceeds from product sales, net proceeds from our China Out-License, and draw-downs from the Credit Facility.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net loss was $39.1 million and $22.5 million for the three months ended September 30, 2023 and 2022, respectively, and $94.0 million and $48.5 million for the nine months ended September 30, 2023 and 2022, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•commercialize XDEMVY and our other products for which we obtain regulatory approvals;
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
We began generating product sales, net during the three months ended September 30, 2023 following the FDA approval of XDEMVY in July 2023 and our subsequent commercial launch in August 2023. Our reported revenue within license fees and collaboration revenue is from our China Out-License and clinical supply agreement; we expect to report additional revenue under this caption in future periods.
Until such time as we can generate significant revenue from product sales, net and achieve profitability, if ever, we expect to finance our operations through private or public equity or debt financings, or collaborations, strategic alliances, or licensing arrangements with third parties. Adequate funding may not be available to us when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital or enter into such agreements as and when needed, we could be forced to significantly delay, scale back, or discontinue our product development and/or commercialization plans, which would negatively and adversely affect our financial condition.
Because of the numerous risks and uncertainties associated with drug product development and commercialization, we are unable to accurately forecast the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate significant revenue from product sales, net we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels.
As of September 30, 2023, our aggregate cash, cash equivalents and marketable securities was $246.9 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the Macroeconomic Environment
Recently, the economy has experienced downward pressure, and together with high rates of inflation and energy supply issues experienced in certain regions, war and geopolitical conflicts, have led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration.
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
See the section titled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 17, 2023 and in this Quarterly Report, for a further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations:

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
Revenues:
Product sales, net	$1,653	$—	*
License fees and collaboration revenue	218	—	*
Total revenues	1,871	—	*
Operating expenses:
Cost of sales	377	—	*
Research and development	12,105	10,912	1,193
Selling, general and administrative	30,324	11,994	18,330
Total operating expenses	42,806	22,906	19,900
Loss from operations before other income (expense) and income taxes	(40,935)	(22,906)	(18,029)
Other income (expense):
Interest income	2,840	1,061	1,779
Interest expense	(858)	(633)	(225)
Other expense, net	(48)	(7)	(41)
Unrealized loss on equity investments	(111)	(13)	(98)
Change in fair value of equity warrants issued by licensee	(36)	(18)	(18)
Total other income, net	1,787	390	1,397
Benefit from income taxes	—	5	(5)
Net loss	$(39,148)	$(22,511)	$(16,637)
* Not meaningful for further disclosure.
Product Sales, Net
During the three months ended September 30, 2023, in conjunction with the launch of our first FDA approved product, XDEMVY, we recognized revenue of $1.7 million from product sales, net of rebates, chargebacks, discounts, and other adjustments. During the three months ended September 30, 2022, there were no product sales, net recognized.
License Fees and Collaboration Revenue
For the three months ended September 30, 2023, we recognized $0.2 million of license fees and collaboration revenue from the satisfaction of performance obligations under an existing clinical supply agreement. No revenue was recognized under such arrangements for the three months ended September 30, 2022.
No revenue was recognized under the China Out-License arrangement for the three months ended September 30, 2023 and 2022. We will recognize additional license fees and collaboration revenue under the China Out-License to the extent other events occur, specifically related to (i) milestone achievement of an additional drug supply agreement execution, (ii) milestone achievement of certain regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of Sales

For the three months ended September 30, 2023, we recognized $0.4 million in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses. Therefore, cost of sales of XDEMVY will reflect a lower average per unit cost until the related inventory is sold. During the three months ended September 30, 2022, there were no cost of sales recognized.

Cost of License Fees and Collaboration Revenue

For the three months ended September 30, 2023 and 2022, we did not recognize any cost of license fees and collaboration revenue.
Research and Development Expenses

	Three Months Ended September 30,		Change
	2023	2022
Direct external expenses:
TP-03 program	$3,070	$4,937	$(1,867)
TP-04 program	590	759	(169)
TP-05 program	1,001	972	29
Other early-stage programs	199	—	199
Indirect expenses:
Compensation and personnel-related	6,549	3,736	2,813
Other	696	508	188
Total research and development expenses	$12,105	$10,912	$1,193
Research and development expenses increased by $1.2 million for the three months ended September 30, 2023, as compared to the prior year period. This increase was primarily due to $2.8 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $0.6 million) and $0.2 million of other indirect expenses related to 25 employee additions period over period to drive our product development initiatives. These increases were partially offset by $1.9 million of decreased program spend for TP-03 primarily due to a reduction in clinical trial expenses of $1.4 million given the completion of our Saturn-2 trial in the first half of 2022 and reduced preclinical expenses of $0.2 million.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18.3 million for the three months ended September 30, 2023, as compared to the prior year period. The increase was primarily due to (i) $7.9 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $1.0 million) for 130 corporate employee additions, period over period, to support our business growth and commercial leadership hires for our recent commercial launch of XDEMVY, (ii) $8.1 million of increased commercial and market research costs as we continued our commercial expansion and prepared for the recent commercial launch of XDEMVY, (iii) $1.5 million of increased IT applications, legal and other professional expenses to support the continued growth and expansion of our corporate infrastructure, and (iv) $0.8 million of increased facilities and office and administrative expenses. We expect sales and marketing headcount and associated vendor expenses to meaningfully increase during 2023 due to our commercial launch and related activities for XDEMVY.
Other Income, Net

Other income, net increased by $1.4 million primarily due to $1.8 million of increased interest income earned on our cash, cash equivalents and marketable securities, partially offset by (i) $0.1 million change in fair value of the LianBio common stock and (ii) increased interest expense of $0.2 million on the Credit Facility.
Benefit from Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of September 30, 2023 and 2022 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations:

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
Revenues:
Product sales, net	$1,653	$—	*
License fees and collaboration revenue	2,718	15,816	(13,098)
Total revenues	4,371	15,816	(11,445)

Operating expenses:
Cost of sales	377	—	*
Cost of license fees and collaboration revenue	—	555	(555)
Research and development	37,007	32,596	4,411
Selling, general and administrative	65,695	30,316	35,379
Total operating expenses	103,079	63,467	39,612
Loss from operations before other income (expense) and income taxes	(98,708)	(47,651)	(51,057)
Other income (expense):
Interest income	7,359	1,372	5,987
Interest expense	(2,357)	(1,507)	(850)
Other (expense) income, net	(89)	136	(225)
Unrealized loss on equity investments	(161)	(326)	165
Change in fair value of equity warrants issued by licensee	(35)	(520)	485
Total other income (expense), net	4,717	(845)	5,562
Benefit from income taxes	—	4	(4)
Net loss	$(93,991)	$(48,492)	$(45,499)
* Not meaningful for further disclosure.
Product Sales, Net
During the nine months ended September 30, 2023, due to the launch of our first FDA approved product, XDEMVY, we recognized revenue of $1.7 million from product sales, net of rebates, chargebacks, discounts, and other adjustments. During the nine months ended September 30, 2022, there were no product sales, net recognized.
License Fees and Collaboration Revenue
For the nine months ended September 30, 2023 and 2022, we recognized $2.5 million and $15.8 million, respectively, of license fees and collaboration revenue primarily attributable to contractual milestones under the China Out-License. These amounts represent the contractual milestones achieved or allocated under the China Out-License that have been fully or partially completed by the period end. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue under the China Out-License to the extent other events occur, specifically related to (i) milestone achievement of an additional drug supply agreement execution, (ii) milestone achievement of certain regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
For the nine months ended September 30, 2023, we recognized $0.2 million of other license fees and collaboration revenue from the satisfaction of performance obligations under an existing clinical supply agreement. No revenue was recognized under such arrangement for the nine months ended September 30, 2022.
Cost of Sales
For the nine months ended September 30, 2023, we recognized $0.4 million in cost of sales of XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses. Therefore, cost of sales of

XDEMVY will reflect a lower average per unit cost until the related inventory is sold. For the nine months ended September 30, 2022, there were no cost of sales recognized.
Cost of License Fees and Collaboration Revenue
For the nine months ended September 30, 2023, we did not recognize any cost of license fees and collaboration revenue. Cost of license fees and collaboration revenue for the nine months ended September 30, 2022 was $0.6 million. This amount relates to our contractual payment obligations to Elanco, in proportion to our recognized license fees and collaboration revenue under the China Out-License arrangement in the same period.
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2023	2022
Direct external expenses:
TP-03 program	$10,423	$17,130	$(6,707)
TP-04 program	1,986	2,912	(926)
TP-05 program	4,159	2,032	2,127
Other early-stage programs	379	88	291
Indirect expenses:
Compensation and personnel-related	17,656	9,257	8,399
Other	1,404	1,177	227
Elanco milestone expenses	1,000	—	1,000
Total research and development expenses	$37,007	$32,596	$4,411
Research and development expenses increased by $4.4 million for the nine months ended September 30, 2023, as compared to the prior year period. The increase was primarily due to (i) $8.4 million of increased indirect expenses related to payroll and personnel-related costs (including increased stock-based compensation expense of $1.6 million) for 25 employee additions period over period to drive our product development initiatives, (ii) $1.0 million of milestone expense related to our in-license agreement with Elanco, (iii) $2.1 million of increased TP-05 program expenses primarily related to the Phase 2a Carpo trial initiated in December 2022 and the new food effect study initiated during the first quarter of 2023, and (iv) $0.3 million of increased spend related to other early-stage programs. These increases were partially offset by decreases in direct external spend for the TP-03 and TP-04 programs of $6.7 million and $0.9 million, respectively. The decrease in our TP-03 program expenses was primarily due to significantly reduced clinical trial costs of $7.0 million given the completion of our Saturn-2 trial in the first half of 2022, partially offset by $0.6 million of clinical trial expenses related to the Phase 2a Ersa clinical trial studying TP-03 for the treatment of MGD. The decrease in our TP-04 program expenses were primarily due to $1.4 million of decreased preclinical expenses, partially offset by $0.7 million of increased clinical trial expenses related to the Galatea trial.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $35.4 million for the nine months ended September 30, 2023, as compared to the prior year period. The increase was primarily due to (i) $16.0 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $2.9 million) for 130 corporate employee additions period-over-period to support our business growth and commercial leadership hires for our recent commercial launch of XDEMVY, (ii) $0.9 million of severance costs related to our former Chief Financial Officer's separation from the Company in June 2023, (iii) $14.6 million of increased commercial and market research costs as we continued our commercial expansion and prepared for the recent commercial launch of XDEMVY, (iv) $2.6 million of increased IT applications, legal and other professional expenses to support the continued growth and expansion of our corporate infrastructure, and (v) $1.3 million of increased facilities and office and administrative expenses. We expect sales and marketing headcount and associated vendor spend to meaningfully ramp during 2023 due to our commercial launch and related activities for XDEMVY.
Other Income (Expense), Net
Other income (expense), net increased by $5.6 million primarily due to (i) $6.0 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.5 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) $0.2 million change in fair value of the

LianBio common stock. These increases to other income were partially offset by increased interest expense of $0.9 million on the Credit Facility.
Benefit from Income Taxes
We maintain a valuation allowance against our net deferred tax assets as of September 30, 2023 and 2022 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from issuance of common stock through our IPO and Follow-on Public Offerings, proceeds from product sales, net, proceeds from our China Out-License, and draw-downs from our Credit Facility. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $246.9 million.
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
On August 4, 2023, we completed a Follow-On Public Offering of 5,714,285 shares of common stock at an offering price of $17.50 per share. The aggregate net proceeds received were approximately $93.5 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses. We also granted the underwriters a 30-day option to purchase up to 857,142 additional shares of our common stock at the public offering price. On September 6, 2023, the underwriters partially exercised this option and the sale of an additional 355,164 shares at the public offering price of $17.50 per share was concurrently completed. We received $5.8 million of aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
China Out-License
As of the date of this filing, we have received $82.5 million of total proceeds in connection with our China Out-License. We expect to receive an additional $2.5 million during the first half of 2024 for the achievement of a specific milestone, for expected cumulative milestone receipts of $85.0 million through December 2024. The remaining $120.0 million of available milestones under this arrangement will potentially be received upon future regulatory and sales achievements all within the China Territory.
Credit Facility
In February 2022, we executed the Credit Facility with Hercules and SVB. Capital draws are at our election and are in $5.0 million increments. Concurrent with the execution of the Credit Facility we drew $20.0 million. This Credit Facility was amended in January 2023. The Credit Facility, as amended, set a maximum interest rate, updated the terms of prepayment under the Credit Facility and includes an extended period to draw down the tranche associated with the NDA submission, from March 15, 2023 to March 15, 2024 provided at least $5.0 million was drawn on or before March 15, 2023 and at least an additional $5.0 million was drawn on or before September 15, 2023. On March 15, 2023 and September 15, 2023, respectively, we made draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. The Credit Facility includes four-year period of interest-only payments and is extendable for a fifth year to February 2027 maturity, upon our expected achievement of required conditions. We currently have no other financing commitments, such as lines of credit or guarantees.

As of the date of this filing, we have $125.0 million of tranched availability as follows:

• $15.0 million, which became available in September 2022 upon our NDA submission of TP-03 to the FDA;
• $35.0 million, which became available in July 2023 upon FDA approval of XDEMVY;
• $50.0 million available upon achievement of certain quarterly revenue thresholds; and
• $25.0 million available with lender approval.
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $202.8 million as of September 30, 2023.
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $246.9 million. We received aggregate net proceeds of approximately $99.4 million from the August 2023 Public Offering. We anticipate having at least $50.0 million of available capital from our Credit Facility through March 2024 and an additional $75.0 million of additional tranched availability through December 2024. The Credit Facility requires interest-only debt service payments that are expected to remain through its maturity in February 2027 and its remaining tranches are subject to undrawn expiry in either March 2024 or December 2024 (see Note 10).
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

Other Liquidity Risks
We expect to incur significant operating losses for the foreseeable future, and expect these losses to further increase, as we expand our clinical development programs for our other product candidates and given the recent commercial launch of XDEMVY. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
We may require additional capital to fully develop our product candidates and to execute our business strategy. Our requirements of a future capital raise will depend on many factors, including:

•the amount of revenue, if any, received from commercial sales of XDEMVY or our product candidates, should any of our product candidates receive marketing approval;
•the cost and timing associated with commercializing XDEMVY or our product candidates, if they receive marketing approval;
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(78,158)	$(38,156)
Investing activities	122,754	(57,410)
Financing activities	110,416	93,723
Net increase (decrease) in cash and cash equivalents	$155,012	$(1,843)

Net Cash Used in Operating Activities
Net cash used in operating activities was $78.2 million for the nine months ended September 30, 2023, which primarily consisted of our net loss of $94.0 million partially offset by stock-based compensation of $14.3 million. For the nine months ended September 30, 2023, our cash payments for operating activities primarily consisted of $54.9 million related to vendors and $30.8 million for payroll-related activities (inclusive of 2022 bonus payouts).

Net cash used in operating activities was $38.2 million for the nine months ended September 30, 2022. We recognized $15.8 million of license fees and collaboration revenue in connection with our China Out-License of which we received $15.0 million in June 2022. In the prior year period, our cash payments for operating activities included: (i) $38.4 million related to vendors (ii) $14.0 million for payroll-related activities (inclusive of 2021 bonus payouts), and (iii) $1.8 million to our lotilaner licensor as required by our in-license agreements.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $122.8 million for the nine months ended September 30, 2023, and primarily relates to $156.9 million of proceeds from maturities of investments, partially offset by $28.7 million of purchased investments and $1.5 million of purchased furniture, fixtures, office equipment and leasehold improvements for our laboratory and administrative offices.
Net cash used in investing activities was $57.4 million for the nine months ended September 30, 2022, and primarily related to $57.0 million of purchased investments and $0.4 million of purchased leasehold improvements for our laboratory and administrative offices and various purchases of office equipment.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $110.4 million for the nine months ended September 30, 2023 which primarily relates to (i) $99.4 million of net proceeds from the issuance of common stock related to the August 2023 Public Offering, (ii) $10.0 million of proceeds from our Credit Facility, (iii) $0.5 million of proceeds from our employee stock purchase plan, and (iv) $0.6 million of proceeds from employee option exercises.
Net cash provided by financing activities was $93.7 million for the nine months ended September 30, 2022, which primarily consisted of (i) $74.4 million of net proceeds from the issuance of common stock upon the May 2022 Public Offering, (ii) $20.0 million of proceeds from the Credit Facility, partially offset by our $0.9 million payment for its issuance costs, and (iii) $0.2 million of proceeds from our employee stock purchase plan.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2023.
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
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $246.9 million, consisting of interest-bearing money market accounts, U.S. Treasury securities, commercial paper, corporate debt securities and government-related debt securities for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of September 30, 2023, we had $30.0 million of debt principal outstanding. Our Credit Facility bears interest at an annual rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 4.45% with an aggregate cap of 11.45% or (ii) 8.45%. Assuming our interest rate is the aggregate cap of 11.45% our reported interest expense would aggregate $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2023.
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
Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 10, 2023.
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
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1	Second Amendment to Loan and Security Agreement, dated as of August 28, 2023, by and among Registrant, Hercules Capital, Inc. and First-Citizens Bank & Trust Company.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARSUS PHARMACEUTICALS, INC.

Date:	November 9, 2023	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	November 9, 2023	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)