Form 10-K
period 2023-12-31
Tarsus Pharmaceuticals, Inc.
filed 2024-02-27
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File Number 001-39614

TARSUS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	81-4717861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15440 Laguna Canyon Road, Suite 160
Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 418-1801
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TARS	The Nasdaq Global Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2023, was approximately $460.0 million. Shares of common stock held by each executive officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 34,218,886.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

•any statements regarding our ability to achieve distribution and patient access for our products including XDEMVY and timing and breadth of payer coverage; our expectations of the potential market size, pricing, gross-to-net yields, eye care provider and patient acceptance of our product and product candidates, opportunity and patient populations for our product and product candidates, including XDEMVY;

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
•the beneficial characteristics, safety, efficacy, therapeutic effects and potential advantages of our product and product candidates;
•our ability to obtain and maintain regulatory approval of our product and our product candidates to meet existing or future regulatory standards;
•our plans relating to the further development and manufacturing of our product and product candidates, including additional indications for which we may pursue;

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
•our plans and ability to obtain, maintain, and/or protect intellectual property rights, including extensions of existing patent terms where available;
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
•our competitive position;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our anticipated use of our existing resources and the proceeds from our Initial Public Offering ("IPO"), our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering") and August 2023 (the "August 2023 Public Offering", collectively the "Follow-On Public Offerings"), as well as proceeds from our sales agreement prospectus (the "2023 ATM Prospectus"), and drawdowns from our loan and security agreement with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB") (the "Credit Facility").
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
Tarsus Pharmaceuticals, Tarsus, and Tarsus Pharmaceuticals, Inc., our logo, XDEMVY, and other registered or common law trade names, trademarks or service marks of Tarsus appearing in this report are the property of the Company. This report contains additional trade names, trademarks and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, our trade names, trademarks and service marks referred to in this report appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trade names, trademarks and service marks.
SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:
•We are a commercial-stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.
•Due to the recently initiated commercialization of XDEMVY and our continued development of our pipeline of product candidates through clinical trials and other indications, our capital requirements are difficult to predict and may change. We may need to obtain substantial additional funding to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.
•We have only recently obtained regulatory approval for XDEMVY in the U.S. and we have limited experience as a commercial company generating revenue from product sales. If the commercial launch of XDEMVY is unsuccessful or any future approved products are unsuccessful, we may never be profitable.
•We are heavily dependent on the successful commercialization of XDEMVY and the development, regulatory approval, and commercialization of our current and future product candidates. XDEMVY remains subject to ongoing post-marketing review and extensive regulation.
•We may not be successful in educating eye care providers ("ECPs"), and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by XDEMVY or our product candidates. XDEMVY or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate. XDEMVY and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
•The sizes of the market opportunity for XDEMVY for the treatment of Demodex blepharitis and TP-03 for the treatment of MGD, as well as our other product or product candidates, have not been established with precision and may be smaller than we estimate, possibly materially. If our estimates of the sizes overestimate these markets, our sales growth may be adversely affected. We may also not be able to grow the markets for our product candidates as intended or at all.

•The development and commercialization of our products, including XDEMVY, for the treatment of Demodex blepharitis, TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco Tiergesundheit AG ("Elanco").
•We expect to expand our development, regulatory and operational capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and for eventual commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.
•Clinical drug development is a lengthy, expensive and risky process with uncertain timelines and uncertain outcomes, and results of earlier studies and trials may not be predictive of future results. If clinical trials of our product candidates do not meet safety or efficacy endpoints or are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis or at all.
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
•If we are unable to obtain and maintain sufficient intellectual property protection for XDEMVY or our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
•Patent terms may be inadequate to protect our competitive position on our product candidates and preclinical programs for an adequate amount of time.
•The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

PART I
Item 1. Business
Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead commercial product, XDEMVY (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, was approved by the U.S. Food and Drug Administration ("FDA") on July 24, 2023 for the treatment of Demodex blepharitis, an eyelid margin disease characterized by inflammation, redness and ocular irritation. There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only FDA-approved therapeutic for the treatment of Demodex blepharitis and we believe it is the definitive standard of care.
XDEMVY targets and eradicates the root cause of Demodex blepharitis – Demodex mite infestation. The active pharmaceutical ingredient ("API") of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.
To date, we have completed seven clinical trials that include a Phase 3 trial (the "Saturn-2 trial"), a Phase 2b/3 trial (the "Saturn-1 trial"), four Phase 2 trials, and a Phase 1 trial (the "Hyperion trial") for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed, and/or have ongoing clinical trials for TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme disease prophylaxis and community malaria reduction.
We intend to further advance our pipeline with the lotilaner API to address several diseases in human medicine, including eye care, dermatology, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-03 for the potential treatment of MGD, TP-04, a novel gel formulation of lotilaner for the potential treatment of rosacea, and TP-05, a novel investigative oral formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
TP-03 for the Potential Treatment of Meibomian Gland Disease (MGD)
We are exploring the therapeutic potential of TP-03 for a second ophthalmic condition, MGD, commonly characterized by inflammation of the eyelid margin and blurred vision, which occurs when the meibomian glands are damaged and can result in blockage and/or decreased production of meibum liquid. If left untreated, MGD can lead to permanent changes to the tear film and progressive gland loss. Approximately 30-40 million Americans are impacted by MGD. Currently, there are no FDA-approved pharmacologic therapies for MGD. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD are correlated with infestation of Demodex brevis and/or increasing inflammation of the eye lid due to Demodex.
In August 2022, we announced the enrollment of our first patient in the Phase 2a clinical trial (the "Ersa trial") studying TP-03 for the treatment of MGD in patients with Demodex blepharitis. In December 2023, we announced positive topline results from the Ersa Phase 2a clinical trial demonstrating a statistically significant improvement in two objective measures of the disease and was well tolerated following treatment for 12 weeks with TP-03. We plan to discuss and determine the potential regulatory path forward with the FDA.
TP-04 for the Potential Treatment of Rosacea
We are exploring the therapeutic potential of TP-04 as a novel topical gel formulation for the treatment of rosacea, a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. There may be several factors that contribute to the cause of rosacea, including genetics, environmental factors, an overactive immune system, and Demodex mites. According to the U.S. National Rosacea Society, approximately 16 million people in the U.S. are affected by rosacea and rosacea prevalence can represent up to 5% of the global population.
TP-04 is designed to eradicate Demodex mites, a potential cause of rosacea. Currently there are no FDA-approved therapeutics that address the root cause of the disease. In March 2023, we announced positive topline results from the Phase 1 Galatea trial (the "Galatea Phase 1 trial”) and initiated a Phase 2a trial (the "Galatea trial"). The Galatea trial is a multicenter, randomized, vehicle-controlled trial evaluating the safety, tolerability and efficacy of TP-04. On February 27, 2024, we announced positive topline results from the Galatea trial which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment (IGA) score (change in baseline and success rate) compared to vehicle at Week 12. We plan to discuss and determine the potential regulatory path with the FDA.
TP-05 for the Potential Prevention of Lyme Disease
We are exploring the therapeutic potential of TP-05 as an oral, systematic prophylactic for Lyme disease designed to eradicate the tick before it can transmit the Borrelia burgdorferi infection. There are approximately 80 million people in the U.S. at risk of Lyme disease exposure with more than 30 million of which are moderate to high risk. Further, there are approximately 400,000 reported cases in the U.S. each year, but it is believed that the actual number of cases could be much higher.
Lyme disease can potentially cause severe, often debilitating symptoms with permanent and irreversible damage. The disease can result in inflammation, nerve, joint and muscle pain or swelling, numbness, shortness of breath and, in severe cases, neurological complications such as facial palsy, vision issues and meningitis, including severe headaches and neck stiffness. Lyme disease can often go undetected and untreated because the ticks are not always noticed before they transmit the disease. People who are in high-risk areas and/or spend extended amounts of time outdoors in wooded, grassy areas are at higher risk of contracting the infection. Data from the Centers for Disease Control and Prevention ("CDC") show that the risk of Lyme disease is spreading to new geographic areas, resulting in a significant need for prophylactic solutions.
Currently, there are no FDA-approved pharmacological prophylactic options for Lyme disease. We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in clinical development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner, a well-characterized anti-parasitic agent that paralyzes and kills infected ticks attached to the human body through selective targeting of parasite-specific GABA-CI channels, before they can transmit the Borrelia burgdorferi infection that causes Lyme disease.

In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial (the "Callisto trial") and enrollment of the first patient in the Phase 2a clinical trial (the "Carpo trial"). The Carpo trial is designed to evaluate TP-05, a novel investigative oral, non-vaccine prophylactic for the potential prevention of Lyme disease in humans. The Carpo trial is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. Sterile, non-pathogenic nymphal ticks were placed on the skin of healthy human volunteers at two separate instances (one day prior to dosing and 30 days after dosing). Tick mortality was evaluated within 24 hours of attachment after each placement. In most cases, ticks must be attached for 36-48 hours or more before Lyme disease can be transmitted, so killing ticks within 24 hours of attachment can greatly increase the probability of disease prevention.

On February 22, 2024, we announced positive topline results from the Carpo trial which demonstrated a statistically significant benefit in killing ticks compared to (p < 0.0001). Specifically, after the Day 1 tick challenge, mean tick mortality was 97.0% (± 1.4 standard error, SE) and 92.0% (± 6.3 SE) for the high and low doses of TP-05, respectively, compared to only 5.0% (± 2.5 SE) for placebo. Similarly, at the 30-day challenge, mean tick mortality at 24 hours after placement was 89.0% (± 11.1 SE) and 91.0% (± 6.1 SE) for the high and low doses of TP-05, respectively, compared to only 9.0% (± 8.0 SE) for placebo (p<0.001). No statistically significant differences in tick mortality were observed between the two TP-05 treatment arms, and TP-05 was generally well tolerated. We plan to discuss and determine the potential regulatory path with the FDA.

The following pipeline chart presents our wholly owned product candidates and clinical development status:

Figure 1: Pipeline Chart

A Category-Creating Pipeline With Near-Term Catalysts

Tarsus Product Portfolio

Product Candidate	Indication	Formulation	Preclinical	Phase 1	Phase 2	Phase 3	Marketed	Upcoming Catalyst
XDEMVY	*Demodex* blepharitis (US)	Eye drop						
TP-03	*Demodex* blepharitis (EU)	Eye drop	***Evaluating preservative-free formulation***					
TP-03	Meibomian Gland Disease (US)	Eye drop	**Ersa Phase 2a**					**Determining U.S. Regulatory Path**

Existing and Potential Partnership Opportunities

Product Candidate	Indication	Formulation	Preclinical	Phase 1	Phase 2	Phase 3	Marketed	Upcoming Catalyst
TP-03	*Demodex* blepharitis and Meibomian Gland Disease (Greater China)	Eye drop	**Libra Phase 3**					**LianBio Determining Regulatory Path In China**
TP-03	*Demodex* blepharitis and Meibomian Gland Disease (OUS)	Eye drop	***Active partnering discussions***					
TP-04	Papulopustular Rosacea (WW)	Topical	**Galatea Phase 2a**					**Determining U.S. Regulatory Path**
TP-05	Lyme disease prevention (WW)	Oral Tablet	**Carpo Phase 2a**					**Determining U.S. Regulatory Path**

tarsus

WW	Worldwide
EU	European Union
OUS	Outside the U.S.

Our Strategy
Our goal is to transform the treatment of Demodex blepharitis with XDEMVY, the first ever FDA-approved pharmaceutical therapeutic for the treatment of Demodex blepharitis, and to develop our pipeline of innovative therapies that target certain parasite-mediated diseases with large market opportunities. We intend to achieve these goals by pursuing the following key strategic objectives:

•
Continue to obtain payer coverage and grow sales of XDEMVY for the treatment of Demodex blepharitis. We launched XDEMVY for the treatment of Demodex blepharitis in August 2023 after receiving FDA approval in July 2023.

•
Continue to educate eye care providers ("ECPs"). Active disease education is continuing to drive awareness and encourage ECPs to proactively diagnose Demodex blepharitis through a standard eye examination.

•
Expand the eye care applications of TP-03 for other indications, including MGD. Similar to blepharitis, MGD may also be caused by Demodex infestation, and we are exploring TP-03 in this indication. In December 2023, we announced positive topline results from the Ersa Phase 2a clinical trial and plan to discuss and determine the regulatory path with the FDA.

•
Continue to advance and expand our pipeline, bringing novel products utilizing lotilaner to unmet needs across human medicine, including MGD, rosacea and Lyme disease prophylaxis. The mechanism of lotilaner coupled with our insights into disease where it can demonstrate clinical benefit, provides an opportunity to expand into new indications for treatment or prevention. In December 2023, we announced positive topline results from the Ersa trial, designed to evaluate TP-03 for the treatment of MGD. TP-03 demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease – the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score ("MGSS") and the number of glands secreting normal (clear) liquid and was well tolerated. In February 2024, we announced positive topline results from the Galatea and Carpo trials and plan to discuss and determine the potential regulatory paths with the FDA.

•
Evaluate and selectively enter collaborations to maximize the potential of our pipeline and the scope of our eye care product offerings. Apart from the development and license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio") of TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory, as described below within License Agreements: LianBio Agreement, we have retained our rights globally to all of our indications for use in humans, including for XDEMVY for the treatment of Demodex blepharitis, TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. Given the potential to treat patients worldwide we may opportunistically enter into additional strategic collaborations around certain product candidates, disease and/or geographic regions.

Commercial Strategy for Demodex Blepharitis Launch
In August 2023 we launched XDEMVY in the U.S. with a specialty sales force, social and digital media, and ECP education campaigns and targeted prescribing ophthalmologists and optometrists. In our work with key opinion leaders and various associations to increase Demodex blepharitis awareness and education, we have highlighted prevalence, impact, and simplicity of diagnosis of Demodex blepharitis. Our goal is to continue to educate ECPs about the prevalence of Demodex blepharitis, simplicity and efficient diagnosis, and the positive profile of our product. In addition to educating ECPs, we believe that patient awareness and identification is important and plan to continue to increase awareness through education and marketing efforts directed toward patients with Demodex blepharitis.
Consistent with our goal to educate ECPs, we established a field medical team that is actively communicating with ECPs across the country. We also launched a physician-facing disease education campaign geared at increased disease awareness and encouraging ECPs to more proactively diagnose Demodex blepharitis by incorporating eyelid screening as part of their routine exams.
Blepharitis: Market Overview
Blepharitis is a common, chronic ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation. It is also a progressive disease that often manifests with more severe symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and potentially, in extreme cases, blindness. Demodex blepharitis may affect as many as 25 million Americans based on an extrapolation from the Titan study indicating 58% of patients presenting to U.S. eye care clinics have collarettes, a pathognomonic sign of Demodex infestation, and that at least 45 million people annually visit an eye care clinic. In addition, there is growing awareness among ECPs of the pathognomonic sign of Demodex infestation called collarettes or cylindrical dandruff; which is a specific type of debris found at the base of the eyelashes. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs as part of a standard eye examination. The prevalence of Demodex blepharitis increases progressively with aging, which is one main risk factor for the disease, though other frequently presenting patients can also suffer from dry eye, contact lens intolerance, and cataracts. These patients commonly present to the offices of ECPs for other ophthalmic diseases besides blepharitis, such as cataract surgery evaluation and contact lens discomfort. Accordingly, we believe that there is significant opportunity to increase the diagnosis rate of Demodex blepharitis through ECP and patient education that encourages examination of the disease in standard practice.
Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the disease among ECPs, there were no FDA-approved therapeutics for the treatment of blepharitis, let alone Demodex blepharitis, until XDEMVY was approved in July 2023. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases with limited treatment alternatives, there are already approximately 1.5 million annual Demodex blepharitis diagnoses in the U.S. based on findings from the Titan study and data that show blepharitis classified per the International Classification of Diseases, Tenth Revision, Clinical Modification ("ICD-10-CM").
We have conducted epidemiology and market research on the prevalence of blepharitis and potential adoption of XDEMVY. Our research indicates approximately 58% of patients presenting to ECP offices have collarettes and, based on the Gao study, all patients with collarettes were also found to have Demodex mites. In addition, our market research suggests the potential for a high level of adoption of XDEMVY. In surveys completed during 2023, we interviewed approximately 250 ECPs, over 90% of whom indicated they would prescribe an FDA approved prescription therapy as a first-line treatment for Demodex blepharitis. We believe there is a significant opportunity to increase the diagnosis rate of Demodex blepharitis and build a significant new market with XDEMVY, a therapy that addresses the underlying root cause of the disease.
Further, patients continue to have underlying risk of Demodex infestation, as there could be a recurrence or reinfestation based on the presence of Demodex mites in the facial pores even after eradication of Demodex mites from the eyelid, that may potentially necessitate retreatment. The Saturn-2 trial enrolled 412 adults having, among other things, more than ten collarettes per lid and at least mild lid erythema. All pre-specified primary and secondary endpoints were met, XDEMVY was well tolerated, and improvement in lids (reduction of collarettes to no more than 2 collarettes per upper lid) was demonstrated in 55% of patients treated with XDEMVY. The Saturn-1 trial enrolled 421 adult patients having more than ten collarettes on the upper lid and at least mild erythema of the upper eyelid margin. The Saturn-1 trial results showed the pre-specified primary and secondary endpoints were met, and improvement in lids (reduction of collarettes to no more than 2 collarettes per upper lid) was demonstrated in 44% of patients treated with XDEMVY by day 43.
Blepharitis Overview
Blepharitis
Blepharitis is a common, chronic ophthalmic lid margin disease, which may lead to or exacerbate ocular surface disease. Blepharitis is characterized by inflammation of the eyelid margin, redness and ocular irritation, and is primarily diagnosed and treated by ECPs, including ophthalmologists and optometrists. Typical signs and symptoms of blepharitis include debris on the eyelashes, redness of the eye and eyelid, missing or misdirected eyelashes, blurring of vision, irritation, lid itchiness and ocular discomfort. Blepharitis can be challenging to manage, recurs frequently, and its progression can lead to scarring of the eyelid, loss of proper eyelid and tear-film function, eyelid and lash abnormalities, inflammation of the conjunctiva and surrounding skin, suboptimal surgical outcomes, corneal damage, and potentially in extreme cases, blindness.
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

The pathognomonic sign of Demodex blepharitis is a specific type of eyelid debris known as the collarette, which is also sometimes referred to as cylindrical dandruff, sleeves, or waxy scurf. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs with a standard eye examination known as the slit lamp examination. Other bothersome signs and symptoms of Demodex blepharitis that can lead to further disease progression include missing or misdirected eyelashes, crusting, redness of the lid margin, inflammation of the lid margin, inflammation of the conjunctiva and/or inflammation of the cornea, also known as blepharoconjunctivitis and blepharokeratitis. Demodex blepharitis is a progressive disease that often manifests with more severe signs and symptoms if left untreated, such as blurring of vision, missing eyelashes, corneal damage and potentially, in extreme cases, blindness. Furthermore, Demodex blepharitis can negatively impact daily activities and create an emotional burden for individuals with the disease. According to studies we have conducted, approximately 56% of cataract patients have Demodex infestation, which may increase the risk for infection after cataract and refractive surgery. Therefore, treating Demodex blepharitis may potentially improve patient satisfaction with cataract and refractive surgery. Additionally, the primary reason people stop wearing contact lenses is due to discomfort; blepharitis has been shown to cause contact lens intolerance. Therefore, treating Demodex blepharitis may reduce contact lens intolerance. We believe these benefits may lead to better vision and improved activities of daily living for patients.
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
The following figure illustrates collarettes at the base of an eyelash:
Figure 4: Collarettes Are the Pathognomonic Sign of Demodex Blepharitis
The Gao study confirmed the pathognomonic relationship of the collarette to Demodex infestation. The study included 55 patients seen at the Ocular Surface Center in Miami, Florida to determine the prevalence of Demodex in eyelashes with collarettes. All patients underwent a routine, complete eye examination and photography. Patients were divided into three main groups: those with collarettes; those without collarettes and those who had been using daily lid scrubs for a full year; and as well as those without collarettes who were not using daily lid scrubs. Of the thirty-two patients in the study, 100% of patients with at least one collarette had Demodex present. Those patients without collarettes were divided into two groups; patients who were using lid scrubs for a full year and those who were not. Only 7% (n=15) of patients without collarettes and who were not performing the daily lid scrubs had Demodex, while 50% (n=8) of those subjects without collarettes, but who were using daily lid scrubs with shampoo for a full year, had Demodex infestation, implying that hygiene alone did not eradicate the mites. All 55 patients were seen at one location and may not be representative of the U.S. population. However, subsequent studies including the two TP-03 pivotal Saturn studies that had >800 patients, consistently demonstrated a correlation between the presence of collarettes and Demodex mites.
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
Treatment Options Before Approval of XDEMVY and Their Limitations
Other than the use of XDEMVY, the first ever FDA-approved pharmaceutical therapy for the treatment of Demodex blepharitis, Demodex blepharitis has been generally managed with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye.
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

According to the Titan real-world prevalence study, 75% of patients using tea tree oils and 57% of those using lid wipes were found to have a high prevalence of collarettes, indicating that current management tools for this disease are ineffective. The Titan study was an institutional review board ("IRB") -approved, retrospective chart review of 1,032 patients across six U.S.-based ophthalmology and optometry practices conducted by seven investigators. The study was designed to better understand the prevalence of Demodex blepharitis via collarettes in U.S. eye care clinics.
Our Approach: Treating Demodex Mites, a Root Cause of Disease
To address these limitations and high unmet need for effectively treating Demodex blepharitis, we developed and are in the initial stages of commercializing XDEMVY, formerly known as TP-03, which is the definitive standard of care for the treatment of Demodex blepharitis. XDEMVY is a novel therapeutic based on the drug lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels. XDEMVY met all endpoints in its clinical trials and was generally well tolerated throughout each of these trials. As a result, XDEMVY was approved by the FDA in July 2023 for the treatment of Demodex blepharitis and we began commercializing XDEMVY in August 2023. XDEMVY is the first FDA-approved therapeutic for Demodex blepharitis.
XDEMVY Eye Drops – Mechanism of Action

The active ingredient in XDEMVY is lotilaner, a member of a new class of anti-parasitic molecules called isoxazolines. It is a potent non-competitive antagonist of insect and arachnid GABA-Cl channels. Lotilaner is designed to eradicate Demodex mites by selectively inhibiting GABA-Cl channels, causing mite paralysis and eventual death. It has demonstrated no binding to human GABA-Cl and other ion channels (e.g. hERG) and thus likely has no impact on the human nervous system. Lotilaner is a lipophilic molecule, which may promote its uptake in the oily sebum of the hair follicle, where the mites reside. In clinical trials, XDEMVY was topically applied to the eye BID to ensure delivery of the drug to the eyelid margin. Following mite eradication, collarettes eventually clear from the eyelid since they are composed of mite-related waste.

The following figures illustrate the intended paralysis of mites in the hair follicle by XDEMVY administration:
Figure 5: Progression of XDEMVY Application, Mite Paralysis and Eradication
Clinical Development Program
To date we have completed one Phase 3 trial, one Phase 2b/3 trial, four Phase 2 trials, and one Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met primary, secondary and/or certain exploratory endpoints, while demonstrating XDEMVY was well tolerated. These pivotal trial results (Phase 2b/3 and Phase 3) supported the FDA approval of XDEMVY in July 2023.

The Saturn-2 Trial
In May 2021, we initiated the Saturn-2 trial. It was a randomized, controlled, multicenter, double-masked trial studying the safety and efficacy of XDEMVY for the treatment of Demodex blepharitis. The Saturn-2 trial was similar in design and size to Saturn-1, which met the primary and all secondary endpoints. The Saturn-2 trial's primary endpoint was the proportion of patients achieving collarette cure, defined as zero to two collarettes per lid. Secondary endpoints included the eradication of Demodex mites and the proportion of patients achieving a cure based on a composite of collarette cure and erythema cure (eyelid redness). A statistically significant outcome for primary efficacy endpoints is typically one of the requirements for FDA approval of a product. A statistically significant outcome indicates that the probability of the outcome occurring at random is less than the pre-established allowed error level, frequently set at 0.05 (or 1 in 20).
In May 2022, we announced positive topline results of the Saturn-2 trial, our second XDEMVY pivotal trial. The Saturn-2 trial enrolled 412 adults having, among other things, more than ten collarettes per lid and at least mild lid erythema. All pre-specified primary and secondary endpoints were met, XDEMVY was well tolerated and improvement in lids (reduction of collarettes to no more than 2 collarettes per upper lid) was demonstrated in 55% of patients treated with XDEMVY.
Primary Endpoint:
•55% of patients on XDEMVY achieved complete collarette cure, defined as zero to two collarettes per lid at day 43, compared to 12% on vehicle (p<0.0001).
Secondary Endpoints:
•50% of patients on XDEMVY achieved mite eradication defined as zero mites per lash at day 43, compared to 14% on vehicle (p<0.0001).
•30% of patients on XDEMVY compared to 9% of patients on vehicle (p<0.0001) achieved complete lid erythema cure at day 43.
•19% of patients on XDEMVY achieved a complete composite cure, based on achieving both complete collarette cure and complete lid erythema cure, compared to 4% on vehicle (p<0.0001) at day 43.
Safety Profile:
•Consistent with the results from Saturn-1, Saturn-2 demonstrated that TP-03 was well tolerated with a safety profile similar to the vehicle group.
▪91% of XDEMVY patients reported that the drop comfort was neutral to very comfortable.
▪There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.
Additional Analysis:
•89% of patients on XDEMVY achieved a clinically meaningful collarette reduction, defined as zero to ten collarettes per lid at day 43 compared to 33% of those on vehicle (p<0.0001).
The Saturn-1 Trial
The Saturn-1 trial was a randomized, controlled, multicenter, double-masked Phase 2b/3 trial that evaluated the safety and efficacy of XDEMVY in adults with Demodex blepharitis. In September 2020, we commenced the Saturn-1 trial and completed enrollment of 421 adult patients having more than ten collarettes on the upper lid and at least mild erythema of the upper eyelid margin. Each patient had at least 1.5 mites per lash on the upper and lower eyelids combined. One drop of XDEMVY was self-administered twice per day in each eye for six weeks. Enrolled patients received no treatment for blepharitis symptoms (i.e. lid hygiene) during the trial or 14 days prior to enrollment. The primary endpoint was complete collarette cure (grade zero defined as - zero to two collarettes per lid) and the secondary endpoints included complete mite eradication (mite density of zero mites per lash) and composite cure (the presence of zero to two collarettes on the upper eyelid and the absence of erythema (redness).
In June 2021, we announced positive results of the Saturn-1 trial. The pre-specified primary and secondary endpoints were met, and improvement in lids (reduction of collarettes to no more than 2 collarettes per upper lid) was demonstrated in 44% of patients treated with XDEMVY.
44% of patients on XDEMVY achieved the primary endpoint of complete collarette reduction at day 43 compared to 7% on vehicle (p<0.0001). 81% of patients achieved a significant, clinically meaningful collarette count reduction defined as zero to ten collarettes per lid at day 43 compared to 23% of those on vehicle (p<0.0001). Additionally, a significant, clinically meaningful collarette reduction was seen in 23% of patients on XDEMVY compared to 11% on vehicle as early as day 8 (p=0.03).
The secondary endpoint of complete mite eradication achieved statistically significant results by day 15, and 68% of patients on XDEMVY achieved mite eradication compared to 17% on vehicle (p<0.0001) at day 43.
For composite cure, 13.4% of patients on TP-03 achieved a complete cure based on a composite endpoint of collarette cure and erythema cure compared to 1.0% on vehicle (p<0.0001) at day 43. Results for complete erythema cure (19% of patients on XDEMVY compared to 7% of patients on vehicle, p<0.0001) and one grade or more erythema improvement (45% of patients on XDEMVY compared to 28% of patients on vehicle, p=0.0002) were also statistically significant. Additionally, 92% of XDEMVY patients reported that the drop comfort was neutral to very comfortable. There were no serious treatment-related adverse events nor any treatment-related adverse events leading to treatment discontinuation.
In July 2021, we presented additional data from the Saturn-1 Trial at the American Society of Cataract and Refractive Surgery 2021 Annual Meeting demonstrating high treatment response rates, and reinforcing the potential of XDEMVY to be the standard of care for Demodex blepharitis patients.
•95% of XDEMVY patients showed a significant improvement in mite count, achieving ≤0.5 mites per lash
•93% of XDEMVY patients improved by at least one collarette grade
We also announced results from an additional Saturn-1 safety analysis, which reinforced XDEMVY’s positive profile, revealing that XDEMVY had no clinically significant adverse effect on multiple safety measures including Corrected Distance Visual Acuity ("CDVA"), corneal staining, and intraocular pressure ("IOP"), and no significant findings from slit lamp biomicroscopy or fundus exam in the study. In addition, no impact to endothelial cell density ("ECD") was demonstrated in a subset of 21 patients. ECD was further evaluated as part of the Saturn-2 trial plan and also demonstrated no impact.
Phase 2 Clinical Trials
We completed four Phase 2 clinical trials for XDEMVY, along with one additional ex vivo study, which included our Mars, Jupiter, Io, and Europa clinical trials. Key efficacy endpoints for our Mars and Jupiter clinical trials included collarette grade and mite density and key efficacy endpoints for our Io and Europa clinical trials included collarette cure rate based on collarette grade, which we refer to herein as collarette cure rate, and mite eradication rate. The primary, secondary and/or certain exploratory endpoints were met, as applicable, in such trials, and showed statistically significant cure and eradication rates in Io and Europa. XDEMVY was generally well tolerated throughout these trials.
Development of TP-03 for MGD
Beyond Demodex blepharitis, we are exploring the clinical potential for the use of TP-03 in the treatment of MGD, a chronic abnormality of the meibomian glands, which are glands on the inner part of the eyelid that secrete lipids and other molecules that are critical to maintaining a healthy tear film on the surface of the eye. MGD is commonly characterized by a clogging or destruction of the meibomian glands that can result in tear film deficiency and is one of the leading causes of dry eye disease. In the U.S., MGD prevalence has been found to be approximately 30-40 million dry eye patients who are impacted by the disease. One species of Demodex mite, Demodex brevis, is known to infest the meibomian gland, and clinical signs of MGD have been shown to be correlated with Demodex brevis infestation. While dry eye is a multi-factorial disease, TP-03 is designed to relieve some of the key elements that may be contributing to MGD by eradicating the Demodex brevis mites as well as decreasing the inflammation of the eyelid caused by Demodex blepharitis. In December 2023, we reported positive topline results from the Ersa trial which demonstrated a statistically significant improvement in two objective measures of the disease following treatment for 12-weeks with TP-03 as measured by the MGSS and the number of glands secreting normal (clear) liquid as measured in the central 15 glands of the lower eyelid. We plan to discuss and determine the potential regulatory path forward with the FDA.

There is no FDA-approved medicine for MGD, which is currently treated with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products for dry eye. MGD is also treated with in-office device procedures for gland expression (de-clogging) by an ECP. Despite these existing treatments, there is still a significant need for an effective prescription therapeutic in MGD.
The following figures illustrate a representation of Demodex mites infesting the meibomian gland:
Figure 6: Demodex Mites Infesting the Meibomian Gland
Our Additional Product Candidates
TP-04 Topical Formulation for the Treatment of Rosacea
Rosacea
Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. According to the U.S. National Rosacea Society, approximately 16 million people in the U.S. are affected by rosacea and a study estimates rosacea prevalence can represent up to 5.4% of the global population. There are two phenotypes for rosacea: patients who present with papulopustular rosacea ("PPR"), and patients who do not present with PPR (non-PPR), with approximately 55% of patients presenting with the PPR phenotype and 45% presenting with the non-PPR phenotype. According to primary research we conducted with dermatologists, of patients who are being treated with topicals for rosacea, an estimated 18% of overall rosacea patients are seeking treatments, with PPR patients generally more likely to seek treatment given the noticeable symptoms.
The cause of rosacea remains multifactorial but there is increasing evidence that Demodex mites play a role in the disease. Studies have found a correlation between Demodex infestation and rosacea, with a higher density of Demodex mites found in the skin of rosacea patients. A proposed theory suggests that the Bacillus oleronius bacteria has a pathogenic role, contributing to skin inflammation and the signs and symptoms of rosacea; these bacteria are also known to be sensitive to the antibiotics typically prescribed to treat rosacea. Meanwhile, Demodex mites have been shown to carry Bacillus oleronius in their digestive tracts, suggesting that Demodex may contribute to rosacea by being a transporter for the bacteria that causes the disease. Furthering that point, there is evidence to suggest that Bacillus oleronius forms a symbiotic relationship with Demodex, and that both species must be present in order to cause the signs and symptoms of rosacea. Other bacteria such as Staphylococcus epidermidis, also potentially carried by Demodex mites, may play a role in the disease as well.

Current Treatment Options and Their Limitations
Rosacea is currently treated through topical anti-parasitic creams like ivermectin and other topicals including azelaic acid, and antibiotics like metronidazole, as well as other therapies such as alpha agonists. An estimated 50% of rosacea patients are on at least one prescription topical treatment. A current standard-of-care, is an anti-parasitic drug composed of 1% ivermectin cream that has demonstrated modest efficacy and is approximately $700 wholesale acquisition cost for a 30-day supply.
Other available products include Galderma's Epsolay, a topical cream containing 5% encapsulated benzoyl peroxide and Journey Medical Corporation's Zilxi, a topical foam containing 1.5% minocycline, both of which are being commercialized for the treatment of Subtype II rosacea, characterized by small, dome-shaped erythematous papules that resemble acne but are associated with burning and stinging sensations.
While current treatments can address the symptoms of the disease by reducing redness and decreasing papules and pustules, for the majority of patients, complete clearance of these features is not currently achievable and there still exists an unmet medical need.
Our Approach: TP-04 Topical Formulation for Rosacea
To address this unmet need in the rosacea market, we are developing lotilaner as a topical dermatology product, TP-04, initially for the treatment of PPR. TP-04 is designed to be active after topical administration in skin with no systemic activity. Lotilaner’s mechanism of targeting and killing Demodex mites has been established through our preclinical study and clinical trials evaluating XDEMVY in Demodex blepharitis, which is why we believe it may be effective in another Demodex driven disease. We believe we can improve upon existing treatments in the market, with an API that is potentially more effective (longer half-life, more lipophilic, greater therapeutic window). We believe a longer half-life leads to a more durable and long-lasting treatment and that more lipophilicity is expected to provide better bioavailability in the sebum in the follicle and sebaceous glands where mites reside, thus increasing the opportunity to target and eradicate mites and a greater therapeutic window.
We have completed the initial preclinical studies and the Galatea Phase 1 trial for TP-04 and have selected a topical formulation for early clinical studies. We intend to leverage systemic preclinical data from our XDEMVY program such as embryofetal development studies, genotoxicity studies and safety pharmacology studies, and augment with the dermal toxicology studies. We are evaluating whether TP-04 is safe and effective at treating the symptoms of PPR in the Galatea trial, a Phase 2a trial being conducted in Canada, which we initiated in March 2023 and in February 2024 announced positive topline results. Prior to commencing clinical trials in the U.S. for TP-04, we will need to obtain an investigational new drug application ("IND") from the FDA.
TP-05 Oral Formulation for Prophylactic Protection against Lyme Disease
Lyme Disease
Lyme disease is the most common vector-borne disease in the U.S., caused by infection of Borrelia bacteria following a bite by a tick vector, predominantly ticks of the Ixodes genus (namely Ixodes scapularis in the U.S.). There are approximately 80 million people in the U.S. at risk of Lyme disease exposure with more than 30 million of which are moderate to high risk, according to a report commissioned by the Company. Further, there are approximately 400,000 reported cases in the U.S. each year, but it is believed that the actual number of cases could be more. We estimate a greater than $1.3 billion impact to the U.S. healthcare system as a result of Lyme disease. Lyme disease occurs most commonly in geographical areas where the Ixodes scapularis tick is prevalent, namely in the Northeast and Mid-Atlantic regions of the U.S., but also in other regions of the U.S. Lyme disease also occurs in certain parts of Europe, typically resulting from a different Ixodes species vector.
The mechanism of Lyme disease infection is well understood. Borrelia bacteria colonizes the salivary glands of the ticks, and the infected saliva is transmitted to the human host when a tick attaches to a person for feeding. The transfer usually occurs at the conclusion of the feeding and therefore, the probability of Borrelia transmission, and thus the risk of Lyme disease, increases with the duration of the tick’s attachment. Borrelia is rarely transferred during the first or even second day of feeding but transfers quite efficiently during and after the third day of feeding (greater than 48 hours). This window from the time of bite to the time of transmission offers an opportunity for intervention to prevent Lyme disease if the tick can be killed prior to the transfer of the Borrelia bacteria.

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
Current Lyme Disease Prophylaxis Options and Their Limitations
Lyme disease is currently prevented through behavior modification – avoiding areas where ticks are prevalent, wearing clothing which minimizes tick exposure, using insect repellants, and physically removing ticks that have attached. With the exception of removing attached ticks, none of these approaches prevents the transmission of Borrelia post-bite.
Moreover, there are currently no FDA-approved small molecules or biologics for the prevention of Lyme disease. A vaccine for Lyme disease, LYMERix, was developed and launched by SmithKline Beecham in 1999. Approximately 1.5 million doses of the vaccine were sold in 1999, but the product was quickly removed from the market following negative press and a class-action litigation claiming a dangerous side effect profile. We are aware of vaccines currently under development including a multivalent recombinant protein vaccine, VLA-15, being developed by Valneva in partnership with Pfizer for Lyme disease; mRNA-based vaccine mRNA-1982/1975, being developed by Moderna and elicits high levels of anti-OspA antibodies; and a pre-exposure prophylaxis injectable therapy being developed by MassBiologics involving a human anti-Lyme monoclonal antibody.
Our Approach: TP-05 Oral Formulation for the Prophylactic Protection against Lyme Disease
Since Borrelia is usually transferred during the second or third day following a tick bite, our approach is to eradicate the tick before it can transmit the bacteria. To do this, we are developing TP-05 as an oral tablet formulation of lotilaner. We are targeting potentially at least 30 days of prophylactic protection against Lyme disease with a simple oral regimen of TP-05. Given that lotilaner was developed specifically, in part, to eradicate ticks with systemic administration to domesticated animals such as dogs or cats, the pharmacology of lotilaner for Lyme disease prophylaxis is well understood. Similar to its mechanism against Demodex mites, lotilaner is a potent non-competitive antagonist of tick GABA-Cl channels. Antagonism of these channels in ticks induces paralysis and eventual death. While lotilaner results in the paralysis and eventual death of the I. scapularis vector, it does also result in the death of B. burgdorferi, a non-free-living bacterium whose entire survival is conditional upon its living host. The high selectivity for insect and arachnid GABA-Cl channels over human channels where there has been no demonstrated binding, is a highly advantageous part of the profile of the molecule. Extensive preclinical systemic toxicology and safety pharmacology studies have been performed by third parties to date and support advancing TP-05 into clinical development. Lotilaner has a long, approximately 30-day systemic half-life in dogs, which we believe could provide for a convenient oral tablet administration.
In December 2022, we announced positive topline results from the Phase 1 Callisto trial for TP-05, a novel, oral, non-vaccine therapeutic for the potential prevention of Lyme disease. The Callisto trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and PK of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. Pharmacokinetic data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral regiment supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, exploratory ex-vivo tick kill modeling that utilized serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks. In December 2022, we also announced the initiation of the Phase 2a Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans. The Carpo trial is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial and plan to discuss and determine the potential regulatory path with the FDA.
We believe TP-05 is currently the only non-vaccine, drug-based prophylaxis in development designed to target ticks, and potentially prevent Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.

Chemistry, Manufacturing and Controls ("CMC")
We do not currently own or operate and currently have no plans to establish facilities for manufacturing, storing, distributing or testing our product or product candidates. We rely and expect to continue to rely for the foreseeable future on contract manufacturing organizations ("CMOs") to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have assembled a team of employees and consultants to oversee our technical quality and CMOs.
Our lead product, XDEMVY, and our product candidate, TP-03, is a presentation of lotilaner, the API, formulated into a topical eye drop formulation. We believe that the existing capacity of our current API supplier is sufficient to support commercial scale-up, validation and commercial launch activities. Our current supplier currently manufactures current good manufacturing practice ("cGMP") lotilaner at multiple geographically distinct facilities.
Although we have relied on a single supplier for both non-clinical and clinical supply for lotilaner under cGMP protocols and a single CMO to manufacture XDEMVY and to perform analytical testing services, we have identified and are in the process of qualifying an additional manufacturer to provide lotilaner and drug product manufacturing and analytical testing services. The drug product manufacturing is a compounding and aseptic filling operation that we believe could be transferred to additional CMOs as necessary. We have suppliers for TP-04 topical formulation for rosacea and TP-05 oral formulation for our Phase 1/2 trials.
Our third-party service providers, our third-party supply chain providers, their facilities and XDEMVY used in our clinical trials or for commercial sale are required to be in compliance with the requirements of cGMP. The cGMP regulations govern manufacturing processes and procedures, including requirements relating to organization of personnel, buildings and facilities, equipment, control of components and packaging containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Product candidates used in late-stage clinical trials must be manufactured in accordance with cGMP requirements and manufacturing specifications and processes must satisfy FDA or other authorities’ requirements before any product is approved and before we can manufacture commercial products. Our third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of XDEMVY to assess compliance with applicable regulations. Our failure, or the failure of our third-party providers and supply chain providers, to comply with such statutory and regulatory requirements could subject us to possible legal or regulatory action, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, warning letters, the seizure or recall of products, operating restrictions and criminal prosecutions. Any of these actions could have a material impact on commercial supplies of XDEMVY, clinical supplies of TP-03 or our other product candidates. Contract manufacturers at times encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel.
Competition
The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any products or product candidates that we successfully develop and commercialize will compete with existing approaches and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our products or product candidates will include efficacy, combinability, safety profile, convenience, cost, level of promotional activity devoted to them and intellectual property protection.
Other than XDEMVY, there are currently no other on-label prescription pharmaceutical treatments available for the treatment of blepharitis or Demodex blepharitis specifically, in the U.S. Other than XDEMVY, current treatments for blepharitis in the U.S. include over the counter and off-label remedies such as tea tree oil, lid wipes and artificial tears. We are aware of other companies developing potential prescription therapies for blepharitis, including Azura Ophthalmics, Aperta Biosciences, LLC, Formosa Pharmaceuticals, Inc., Glaukos Corp., Hovione Scientia, Nicox, Premark Pharma, Quorum Innovations and Viatris. To our knowledge, Azura Ophthalmics, Aperta Biosciences, LLC and Glaukos Corp. are the only companies currently focused on Demodex blepharitis and are in pre-clinical stage, and Premark Pharma, Azura Ophthalmics and Nicox are the only companies with blepharitis programs that have completed Phase 2 trials.
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
Sales and Marketing
We launched XDEMVY (lotilaner ophthalmic solution) 0.25% in the U.S. in August 2023, and hired an approximately 100 person sales force targeting approximately 15,000 ECPs that we believe represent approximately 80% of the potential prescribers. Throughout our commercialization efforts, we have continued to drive awareness and further educate ECPs on Demodex blepharitis and how to properly diagnose it by having patients look down during a standard slit lamp eye examination and identifying collarettes, the pathognomonic sign of the disease. Given the importance of increasing awareness and educating patients with blepharitis, we have deployed focused social and digital marketing campaigns for XDEMVY.

There are an estimated 25 million people in the U.S. who suffer from Demodex blepharitis, however, we are initially targeting the approximately 7 million people who are proactively seeking treatment for Demodex blepharitis or seeking treatment for complementary eye conditions or treatments.

Outside the U.S., we intend to further develop commercialization strategies for TP-03, which may include collaborations with other companies. In March 2021, we entered into the China Out-License with LianBio, granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory. The terms of this agreement are further described below within License Agreements: LianBio Agreement.
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
Our patent portfolio includes a combination of issued patents and pending patent applications licensed from third parties, as well as those assigned solely to us based on our ongoing development activities. The patents and applications in our portfolio can be categorized as related to XDEMVY, TP-03, TP-04, TP-05 or future pipeline product candidates and alternative technologies. Some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from Elanco. As of December 31, 2023, the patents and patent applications owned by or licensed to us worldwide include approximately 45 issued patents and approximately 72 pending patent applications.
We in-license certain of such patents and patent applications from Elanco. These patents and patent applications relate to lotilaner and are issued or pending in, for example, the U.S., Argentina, Australia, Brazil, Canada, Chile, China,

Columbia, several European territories, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, South Africa and Taiwan. The licensed-in portfolio includes approximately 38 issued patents and approximately 17 pending patent applications; the issued patents include composition of matter claims. The estimated natural expiration date of the issued in-licensed patents is approximately 2029 to 2030 with a potential extension until 2032.
Approximately 44 of our owned patents and pending patent applications include treatment and composition of matter claims which relate to XDEMVY with respect to our lead indication (e.g., isoxazoline parasiticides for the treatment of Demodex blepharitis), as well as other conditions. These pending patent applications include applications in the U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, and South Africa. We have a total of 7 granted patents. The estimated natural expiration dates of these issued patents are 2038, and if additional patents issue on the pending applications of ours, the estimated natural expiration dates are between approximately 2038 and 2040.
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
We also protect our brand through trademark rights. As of December 31, 2023, we own i) 1 trademark registration in the U.S., ii) 9 pending trademark applications in the U.S., iii) 18 trademark registrations in foreign countries, and iv) 3 pending trademark applications in foreign countries. In order to supplement the protection of our brand, we also own at least 6 registered internet domain names.
Cybersecurity Risk Management and Strategy
We continue to make substantial investments to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed quarterly by our Board of Directors.
As of December 31, 2023, we've implemented a set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email fraud. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry, as well as access to additional resources and other third parties as needed. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.
Our Information Technology General Controls ("ITGCs") are firmly established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery. We have implemented processes to monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior business leadership and our Board of Directors. We conduct cybersecurity penetration testing annually to identify and remediate cybersecurity gaps. We also perform cybersecurity assessments of all our third-party providers who have access to our information technology systems and data.
License Agreements
Elanco In-License Agreement for Skin and Eye Diseases or Conditions in Humans
In January 2019, we entered into an agreement with Elanco granting us exclusive, worldwide, sublicensable license rights to certain intellectual property for the development, marketing, and commercialization of lotilaner for the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans (as amended and restated in June 2022, the "Eye and Derm Elanco Agreement"). We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the Eye and Derm Elanco Agreement. We utilize the intellectual property licensed under the Eye and Derm Elanco Agreement in our TP-03 and TP-04 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco's consent, additional third parties.

Under the Eye and Derm Elanco Agreement, we have made cash payments to Elanco totaling $9.0 million for clinical milestone achievements, including: a $1.0 million upfront payment at execution in 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were recorded as research and development expense in the accompanying Statement of Operations and Comprehensive Loss in the respective periods incurred. Additionally, during the third quarter of 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S, which was recorded as an intangible asset in the accompanying Balance Sheets.
In accordance with the terms of the Eye and Derm Elanco Agreement, we are obligated to make further cash payments to Elanco upon our achievement of various clinical milestones up to an aggregate maximum of $2.0 million and various sales milestones up to an aggregate maximum of $75.0 million. If we receive certain types of payments from sublicensees, we are obligated to pay Elanco a variable percentage in the mid to high single digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to treat or cure any eye or skin disease or condition in humans. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (i) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (ii) the expiration of regulatory exclusivity and (iii) ten years after the first commercial sale of such licensed product in such country. As a result of the commercialization of XDEMVY in August 2023, we began accruing royalties payable, which were recorded to cost of sales in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2023.
The Eye and Derm Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for eye-related diligence milestones range between 18 months after contract execution to six years after contract execution. The achievement deadlines for dermatological diligence milestones range between 24 months after contract execution to nine years after contract execution. All eye-related and dermatological diligence milestones have been achieved.
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

Elanco In-License Agreement for All Other Diseases or Conditions in Humans
In September 2020, we entered into the All Human Uses Elanco Agreement with Elanco granting us an exclusive, worldwide, sublicensable license to certain intellectual property for the development, marketing, and commercialization of lotilaner for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the All Human Uses Elanco Agreement. We utilize the intellectual property licensed under the All Human Uses Elanco Agreement in our TP-05 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco's consent, additional third parties.
Under the terms of the All Human Uses Elanco Agreement, we issued 222,460 shares of our common stock to Elanco at the execution of the agreement in September 2020, with an estimated fair value of $3.1 million.
In March 2021, we issued 187,500 shares of our common stock to Elanco, with an estimated fair value of $5.5 million, to maintain the All Human Uses Elanco Agreement. In December 2022, we achieved a clinical milestone of $0.5 million related to the initiation of our Phase 2a Carpo trial for the potential treatment of Lyme disease.
Under the All Human Uses Elanco Agreement, we have made cash payments to Elanco totaling $0.5 million for clinical milestone achievements. We are required to make additional cash payments to Elanco upon the achievement of various clinical milestones for an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, we are obligated to pay contractual royalties to Elanco for sales in certain countries. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low to mid double-digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to applications in humans other than to treat or cure any eye or skin disease or condition. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (a) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (b) the expiration of regulatory exclusivity, and (c) ten years after the first commercial sale of such licensed product in such country. The All Human Uses Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for diligence milestones range between 24 months after contract execution to six years after contract execution.
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
Under the terms of the All Human Uses Elanco Agreement, we granted to Elanco a non-exclusive worldwide, sublicensable, royalty-free, perpetual license to our patents related to lotilaner and the licensed products and to our know-how to research, develop, make and commercialize lotilaner and the licensed products for all applications in non-human animals and other non-human-use applications, agricultural applications, seed treatment applications and urban pest applications related to structural, turf, lawns and gardens. We also grant to Elanco an exclusive, royalty-free, perpetual license to any intellectual property we conceive from our use of lotilaner for all applications in non-human animals and other non-human applications.

Elanco retains the sole responsibility to prosecute the patents they license to us and has the first right to enforce the licensed intellectual property against third parties in the licensed field of use but cannot settle or dispose of any such action without our written consent.
LianBio Agreement
On March 26, 2021, we entered into the China Out-License with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in The People's Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory") for the treatment of Demodex blepharitis and MGD.
Through December 31, 2023, we received aggregate payments from LianBio totaling $82.5 million comprised of initial consideration of $15.0 million and $67.5 million for the achievement of specified milestone events.
As of December 31, 2023, we will be eligible to receive further consideration from LianBio upon the achievement of additional TP-03 events, including: (i) additional regulatory milestones and one-time payments of up to an aggregate of $22.5 million, (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million, (iii) tiered low-to-high-teen royalties for the China Territory TP-03 product sales, and (iv) vesting of a LianBio equity warrant upon certain regulatory milestones. The term of the China Out-License will expire upon the expiration of the royalty term in the China Territory, as defined in the agreement, unless earlier terminated. LianBio may also terminate the China Out-License for any reason upon ninety days’ prior notice to us.
On February 13, 2024, LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act and workforce reductions. As of the date of this filing, it is uncertain if and when we will receive any royalties or future milestone consideration under the China Out-License, including but not limited to the milestone achievement of an additional drug supply agreement execution.
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

•	potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;

•	payment of user fees for FDA review of the NDA as well as annual fees after NDA approval;

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and

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
A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may still submit data from the clinical trial to the FDA in support of an NDA. The FDA may agree to accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection, if deemed necessary.
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
Other Regulatory Matters
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. For example, in the U.S., sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. These laws include the following:

•
the federal Anti-Kickback Statute (“AKS”) which prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration (i.e., anything of value), directly or indirectly, in cash or in kind, to induce or in return either for the referral of an individual for, or for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from AKS liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. The regulatory safe harbors also are subject to regulatory revision and interpretation by a number of government agencies. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below). Violations of the AKS are punishable by imprisonment, criminal fines, damages, civil monetary penalties, and exclusion from participation in federal healthcare programs;

•
the federal civil False Claims Act (“FCA”) which prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the entity to the government in recovery or settlement. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations, as well as exclusion from participation in federal healthcare programs. Pharmaceutical and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

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

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California has enacted the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"). The CCPA created new transparency requirements, granted California consumers (as that word is broadly defined in the law) several new rights with regard their personal information, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. In addition, the CPRA introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to be introduced by the CPPA. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut, have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. Failure to comply with the CCPA and other state law may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. These laws could impact our business activities depending on how they are interpreted and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. We have implemented processes to manage compliance with the CCPA and other state laws and we continue to assess their impact on our business as additional information and guidance becomes available.
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
In order to streamline the regulation of clinical trials across the EU, the EU legislator has adopted Regulation (EU) No 536/2014 (the "EU Clinical Trials Regulation"). The new EU Clinical Trials Regulation, which has repealed and replaced the EU Clinical Trials Directive, introduced a complete overhaul of the former regulation of clinical trials for medicinal products in the EU. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. The EU Clinical Trials Regulation is applicable as of January 31, 2022 and is applicable directly in all countries of the European Economic Area ("EEA") (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein). Clinical trials that were authorized under the Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. From January 31, 2023 onwards, the application for new clinical trials must be done in accordance with the new Clinical Trials Regulation. The Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA.
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
Marketing Authorization
In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization ("MA"). There are a number of types of marketing authorizations.

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

Regulatory data protection and market exclusivity in the EU
In the EU, new medicinal products are granted a protection period of 8 years of data exclusivity and an additional 2 years of market exclusivity. As such, for a period of 8 years, generics cannot use the data of the innovator to obtain a marketing authorization. Only after 8 years have lapsed, other parties that apply for a marketing authorization (generics or biosimilars) may make reference to the dossier of the originator product. Only after another 2 years (i.e. a total of 10 years) may such generic or biosimilar medicinal product be placed on the market. In April 2023, the European Commission published a proposal to reform this system. In this proposal, the current standard period of regulatory data protection will be reduced from eight years to six years. The legislative process for this reform is expected to take several years. It is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force.
Coverage and Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payers, such as government health programs, commercial insurance, and managed healthcare organizations. In the U.S., for example, principal decisions about reimbursement for new products are typically made by CMS, the agency that administers the Medicare program through regional contractors, state Medicaid programs, third-party payers, and insurance plans. These entities decide whether and to what extent a new product will be covered and reimbursed based on clinical needs and economic impact. To date, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payer-by-payer basis.
Increasingly, third-party payers are requiring that drug companies provide them with discounts usually in the form of rebates from list prices and are challenging the prices charged for medical products. Further, such payers are examining the medical necessity and reviewing the cost effectiveness of newly launched drugs. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs as several large payers have implemented new to market blocks that can last anywhere between six to twelve months. Third-party payers may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct additional expensive pharmaco-economic Phase 4 real-world studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained.
Pharmaceutical Pricing
We participate in the Medicaid Drug Rebate Program and Medicare Part D Coverage Gap Discounts Program. Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and Medicare Part B, and under Medicare Part D, respectively. Under the Medicaid Drug Rebate Program, we are required to pay a mandatory rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Under the Medicare Part D Coverage Gap Discount Program,

manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program.
The Affordable Care Act (“ACA”) (addressed further in the section on “Healthcare Reform”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula.
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B ceiling price for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program.
Further, the Inflation Reduction Act of 2022 (addressed further in the section on “Healthcare Reform”) establishes a Medicare Part D inflation rebate schemes (the first rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025).
In addition, to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, the VA, U.S. Department of Defense ("DoD"), Public Health Service and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price ("FCP"). Manufacturers also are obligated to calculate and submit to the VA on a quarterly and annual basis, their Non-Federal Average Manufacturer Price (“Non-FAMP”), which the VA uses to calculate the FCP. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.
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
Healthcare Reform
The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products and/or lower cost over the counter alternatives for branded prescription drugs. For example, the Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.
There have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the Affordable Care Act. For example, Congress eliminated the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole" (the Inflation Reduction Act of 2022 sunsets the coverage gap discount program and replaces it with a new manufacturer discount, beginning in 2025).
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
Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year required by the Budget Control Act of 2021, as amended by the American Taxpayer Relief Act of 2012 (“ATRA”). Subsequent legislation extended the 2% reduction, generally to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. ATRA, among other things, also reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
Moreover, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payers often follow Medicare coverage policy and payment limitations in setting their own payment rates and in establishing their formulary placement.
Further, the Inflation Reduction Act of 2022 ("IRA") introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates.
Additionally, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Finally, some states have established Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits.
Human Capital Resources

Human Capital

As of December 31, 2023, we had 244 employees, all of which were full-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in November 2016. Our principal executive offices are located at 15440 Laguna Canyon Road, Suite 160, Irvine, California 92618. Our telephone number is (949) 418-1801. Our website address is www.tarsusrx.com. Information contained on the website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Facilities
We currently lease approximately 32,145 square feet of office and laboratory space in Irvine, California under certain leases that last expire in January 2027, with a renewal option for a term of three years. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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
Risks Related to our Business and Operations
We are an early commercial-stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.

We have one product, XDEMVY, which recently obtained FDA approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facility. For the years ended December 31, 2023 and 2022, our net losses were $135.9 million and $62.1 million, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $244.7 million and $108.8 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We recently initiated sales and marketing activities to commercialize XDEMVY in August 2023. We expect to incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses will increase substantially if and as we:
•continue to commercialize XDEMVY and any other products for which we may obtain marketing approval;
•enhance our product development and planned future commercialization efforts of our product candidates, including through hiring additional clinical, regulatory, quality control and scientific personnel;
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

We expect to continue to expend substantial resources in connection with our commercialization efforts. If we are successful in commercializing more product candidates, we expect to incur substantial additional research and development and other expenditures to develop and market additional product candidates or to expand the approved indications of any marketed product. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We expect to expand our development, regulatory, operational, sales, marketing, and distribution capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As we advance our research and development programs and commercialization efforts, we expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs, manufacturing, quality control, sales, marketing, and distribution. To manage our anticipated future growth, we must:
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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of our product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to successfully commercialize XDEMVY, obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

Recruiting and retaining qualified scientific, clinical, and sales and marketing personnel, are critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

Our information technology systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of XDEMVY and our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMO, and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between

Russia and Ukraine, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the commercial operations of XDEMVY and further development of our product candidates could be delayed.

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology and cybersecurity will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our commercial operations of XDEMVY and further development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including private lawsuits or class actions under the California Consumer Privacy Act, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
We maintain specific coverage to mitigate losses associated with certain cybersecurity incidents that impact our or our third parties’ systems, networks, and technologies.
Product liability lawsuits against us could cause us to incur substantial liabilities, could divert our resources and could limit or delay our commercialization of XDEMVY or any product candidates that we may develop.

We face an inherent risk of product liability exposure related to the commercialization of XDEMVY and the testing of our product candidates in human clinical trials and will continue to face risk if we commercially sell any future products we may develop. The sale of XDEMVY and any approved products in the future as well as the use of product candidates by us in clinical trials may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that XDEMVY or our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•the inability or delay of our efforts to commercialize XDEMVY or any products that we may develop;
•decreased demand for XDEMVY or any product candidates or products that we may develop;
•withdrawal of regulatory approval, recall, restriction on the approval or a black box warning or contraindication for XDEMVY or any future product candidates, if approved;
•delay, variation or termination of clinical trials;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial subjects or challenges with clinical trial enrollment;

•initiation of investigations by regulators;
•significant costs to defend the related litigation and diversion of management’s time and our resources;
•substantial monetary awards to study subjects or patients;
•product recalls, withdrawals or new labeling requirements, marketing or promotional restrictions; and
•loss of revenue.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as our product candidates advance through clinical trials. Insurance coverage is increasingly expensive, thus we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful product or clinical trial liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Health epidemics may affect our ability to initiate and complete preclinical studies and clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, health epidemics could cause substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

Our business, operations and clinical development timelines could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs upon whom we rely. Moreover, our clinical development timelines and plans could be affected by health epidemics as we and the third-party manufacturers and clinical research organizations that we engage may face disruptions. Site initiation and patient enrollment could be delayed or suspended due to prioritization of hospital resources toward the health epidemics or patients not having a desire to enroll in clinical trials due to concerns. In addition, some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if patients do not want to participate in follow up visits due to concerns regarding health epidemics or if quarantines impede patient movement or interrupt healthcare services. There may be shortages in the raw materials used in the manufacturing of our product candidates or laboratory supplies for our preclinical studies and clinical trials, in each case, because of ongoing efforts to address the outbreak.

We cannot assure that the inability to collect such clinical data would not have an adverse impact on our clinical trial results. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to health epidemics could be adversely impacted.

We may experience disruptions that could severely impact our business, preclinical studies, and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, including receiving any required IND;
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
•changes in local regulations as part of a response to a health epidemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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
•risk that participants enrolled in our clinical trials will acquire a particular disease related to a health epidemic while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
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
•delays in regulatory approvals for our product candidates due to the FDA focusing on clinical trials related to therapies and vaccines targeting health epidemics;
•refusal of the FDA to accept data, including from clinical trials in affected geographies or failure to comply with updated FDA guidance and expectations related to the conduct of clinical trials during a health epidemic; and
•interruption or delays to our sourced discovery and clinical activities.

The response to a health epidemic may redirect resources with respect to regulatory matters in a way that would adversely impact our ability to pursue marketing approvals. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions. Furthermore, third parties, including manufacturers, medical institutions, clinical investigators, CROs and consultants with whom we conduct business, are similarly adjusting their operations and assessing their capacity in light of a health epidemic. If these third parties continue to experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

The extent to which the health epidemic impacts our business, clinical trials, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent government orders and mandates are lifted and normal economic and operating activities can resume. Further, while the potential economic impact of any health epidemic may be difficult to assess or predict, it could result in significant disruptions of global financial markets, which could reduce our ability to access capital, which could in the future negatively affect our liquidity. To the extent a health epidemic adversely affects our business, clinical trials, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. The ultimate impact of a health epidemic is highly uncertain and subject to change.
We or the third parties upon whom we depend on may be adversely affected by earthquakes, fires or other natural disasters, or geopolitical events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as earthquakes, fires, flood, explosion, extreme weather, health epidemics, pandemics, power outages, telecommunication failures, war or other military conflict, terrorist activities or other natural or manmade accidents or incidents could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Unfavorable global and geopolitical economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global and geopolitical economy and in the global financial markets. Financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, net, business and results of operations. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) and Israel have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Global and geopolitical economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global and geopolitical economic conditions could precipitate or materially amplify the other risks described herein.

We maintain a significant portfolio of investments disclosed as cash equivalents and marketable securities on our accompanying Balance Sheets. The value of our investments may be adversely affected by interest rate fluctuations, inflation, downgrades in credit ratings, illiquidity in the capital markets, health epidemics and other factors that may result in other-than-temporary declines in the value of our investments. Any of those events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on sales of investments.

Risks Related to Development and Commercialization

We have only recently obtained regulatory approval for XDEMVY in the U.S. and commenced the commercial launch of XDEMVY. We have limited experience as a commercial company and generating revenue from product sales. If the commercial launch of XDEMVY is unsuccessful or any future approved products are unsuccessful, we may never be profitable.

We recently received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the U.S. and began generating revenue from product sales during the third quarter of 2023. Our ability to become and remain profitable is heavily dependent on our ability to generate revenue from XDEMVY. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure adequate healthcare coverage and the acceptance of XDEMVY by patients, ECPs and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.

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
We are heavily dependent on the successful commercialization of XDEMVY and the development, regulatory approval, and commercialization of our current and future product candidates.

We currently have one product approved for commercial sale, XDEMVY (lotilaner ophthalmic solution) 0.25%, which was approved by the FDA in July 2023 for the treatment of Demodex blepharitis in the U.S. The success of our business, including our ability to generate revenue from product sales in the future, will primarily depend on the successful commercialization of XDEMVY and the successful development, regulatory approvals and commercialization of our product candidates in one or more jurisdictions. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of challenging objectives, including:
•timely receipt of regulatory approvals from applicable regulatory authorities for our product candidates for which we successfully complete clinical development;
•successful and timely completion of preclinical and clinical development of our product candidates;
•successfully educating ECPs about Demodex blepharitis and related diagnosis;
•successful commercial launch following any regulatory approval, including leveraging our commercial infrastructure in-house or with one or more collaborators;
•commercial acceptance of XDEMVY and any of our other product candidates by patients, the medical community and third-party payers;
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

•obtaining an IND prior to commencing clinical trials in the U.S. for drug for a particular indication, such as TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction;
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
•obtaining coverage and adequate reimbursement for customers and patients from government and third-party payers for XDEMVY and other potential product candidates that we develop;
•addressing any competing therapies and technological and market developments; and
•attracting, hiring and retaining qualified personnel.

We may never be successful in achieving our objectives and, even if we do, may never generate significant revenue that is large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business, retain key employees and continue our operations.

We may not be successful in educating ECPs and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by XDEMVY or our product candidates. XDEMVY or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

XDEMVY, or any current or future product candidate that receives marketing approval, may fail to gain sufficient market acceptance by ECPs or other healthcare providers, patients, third-party payers and others in the medical community. Before the approval of XDEMVY, there was no approved prescription therapeutic for Demodex blepharitis and the only other current treatments include over-the-counter and off-label remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. Efforts to educate the medical community, patients and third-party payers on the benefits of XDEMVY and our other product candidates may require significant resources and may not be successful.

Although XDEMVY is approved for the treatment of Demodex blepharitis, ECPs and potential patients may not have sufficient information about, or recognize the need for a treatment specifically targeting Demodex blepharitis. It is possible that ECPs may continue to rely on other treatments for treating symptoms consistent with Demodex blepharitis. A key tenet of our continued commercialization strategy is to educate ECPs on Demodex blepharitis and how to diagnose it with a simple slit lamp examination as well as raise patient awareness of Demodex blepharitis. However, our efforts may prove to be unsuccessful, and we may not be able to develop this new market for XDEMVY. We may still not achieve success in promotional efforts for XDEMVY, and ECPs may continue to use existing treatments rather than XDEMVY or any other product candidate and potential patients may not inquire as to XDEMVY. It is also possible that ECPs and patients may not be willing to adopt XDEMVY for the treatment of Demodex blepharitis because of the possibility that the disease will recur despite mite eradication and the potential for periodic use of XDEMVY.

In addition, if generic versions of any products that compete with XDEMVY or any of our product candidates are approved for marketing by the FDA or comparable foreign regulatory authorities, they could be offered at a substantially lower price than we expect to offer for XDEMVY or our other product candidates, if approved. As a result, ECPs, patients and third-party payers may choose to rely on such products rather than XDEMVY or our product candidates, if approved.

If XDEMVY or any other product candidate that we develop does not achieve an adequate level of acceptance, formulary coverage, pricing or reimbursement we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of XDEMVY or any other product candidate that we develop, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy, safety and potential advantages of XDEMVY, or our product candidates, if approved, compared to alternative treatments, including the existing standard-of-care, and the perceptions by members of the healthcare community of the same;
•our ability to offer our products for sale at competitive prices, particularly in light of the lower cost of alternative treatments;
•the clinical indications for which the product is approved;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of ECPs to prescribe these therapies;
•the strength and effectiveness of our marketing and distribution support, which may be adversely impacted by health epidemics;
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
The sales, marketing, and distribution of XDEMVY or any future approved products may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market XDEMVY or any future approved products on acceptable terms, we may be unable to successfully commercialize XDEMVY or any future approved products.

We recently began commercializing our first product, XDEMVY, in the United States. The success of our commercialization efforts for XDEMVY and any future approved products is subject to the effective execution of our business plan, including, among others, the continued development of our internal sales, marketing and distribution capabilities. For example, we have established an internal infrastructure as well as an ECP-focused sales and distribution infrastructure to market XDEMVY and our product candidates in the U.S., and have completed hiring in areas to support commercialization, including sales management, sales representatives, marketing, access and reimbursement, sales support and distribution. There are significant risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could or negatively affect the success of our commercialization efforts and business. For example, the commercialization of XDEMVY may not develop as planned or anticipated, which may require us to, among other items, adjust or amend our business plan and incur significant expenses.
Further, given our lack of experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of XDEMVY or any future approved products does not develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.

Further, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
Further, in order to continue to commercialize XDEMVY or commercialize any product candidates, if approved, we must continue to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market our product candidates. We may not be successful in accomplishing these required tasks.

The sizes of the market opportunities for our product or product candidates, particularly XDEMVY for the treatment of Demodex blepharitis and TP-03 for the treatment of MGD, have not been established with precision and may be smaller than we estimate, possibly materially. If our estimates of the sizes overestimate these markets, our sales growth may be adversely affected. We may also not be able to grow the markets for our product candidates as intended or at all.

Our assessment of the potential market opportunity for XDEMVY and other product candidates that we develop is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and our own internal epidemiology and market research studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Similarly, although the studies we have conducted are based on information that we believe to be complete and reliable, we cannot guarantee that such information is accurate or complete. The potential market opportunities for the treatment of Demodex blepharitis and for the treatment of MGD is difficult to precisely estimate, because patients often have multiple ocular surface diseases and the symptoms have significant overlap, leading to frequent misdiagnosis of the various conditions. Therefore, our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and our own epidemiology studies and market research, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions and the bases of the studies and research we have conducted are reasonable, no independent source has verified such assumptions or bases. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for XDEMVY or any of our other product candidates may be smaller than we expect, and as a result our revenue from product sales may be limited and it may be more difficult for us to achieve or maintain profitability.

Due to the patients presenting at ECP clinics with multiple ocular surface diseases, there is overlap in market size estimates for blepharitis and MGD. Therefore, if XDEMVY receives regulatory approval for the treatment of both Demodex blepharitis and MGD, our opportunity could be less than our forecasts because the actual market for XDEMVY might be significantly smaller than our estimates.

Even though we obtained regulatory approval with respect to XDEMVY for Demodex blepharitis, we may not be able to obtain regulatory approval for additional indications, such as MGD, or we may be required to conduct additional trials, which would limit our ability to realize the full market potential of XDEMVY or increase the costs of developing TP-03 for MGD.
We are exploring the therapeutic potential for TP-03 in MGD as an additional indication. If we are successful, the indication for use of TP-03 could potentially be broadened beyond the treatment of Demodex blepharitis to include MGD as an additional indication. However, there can be no assurance that we will obtain approval for any other indication, including MGD or for any broadened indication beyond the treatment of Demodex blepharitis. If we fail to maintain required approvals for these additional or broadened indications, or if regulatory approvals are delayed, we will not realize the full market potential of TP-03. Additionally, the FDA or other comparable foreign regulatory authority may require us to conduct additional clinical trials before seeking regulatory approval.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. XDEMVY and our product candidates, if approved, will also compete with existing branded, generic and off-label products.

The development and commercialization of new drug products is highly competitive. We face competition with respect to XDEMVY and our product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide and existing treatments. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Additionally, while XDEMVY is approved for the treatment of blepharitis or Demodex blepharitis specifically, a number of other treatments are currently available for blepharitis in the U.S. Current treatments for blepharitis in the U.S. include over the counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. If ECPs were to continue to prescribe these other existing treatments instead of XDEMVY, our business would be adversely affected.
Although we obtained FDA approval of XDEMVY, and even if we obtain FDA approval of any of our product candidates, we may never obtain approval or authorization for such product candidates, including XDEMVY, in any other jurisdiction or commercialize such product candidates in the U.S. or in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products, including XDEMVY, outside of the U.S., we will need to comply with additional onerous but varying regulatory requirements of other countries regarding safety and efficacy on a country-by-country basis. Approval by the FDA in the United States does not ensure approval by comparable regulatory authorities in other countries or jurisdictions nor does it ensure that we will be able to successfully commercialize XDEMVY or any other approved products in the U.S. or in other jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Further, successful commercialization in the United States does not guarantee successful commercialization in other jurisdictions. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we, or our collaboration partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our ability to realize the full market potential of our products will be harmed.
Our future product candidates may cause significant adverse events, toxicities or other undesirable side effects which may delay or prevent marketing approval or cause us to abandon or limit further clinical development or commercialization of those product candidates. In addition, significant adverse events, toxicities or other undesirable side effects may be identified during post-marketing surveillance for XDEMVY, or future approved products, which could result in regulatory action or negatively affect our ability to market the product.

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the European Commission or other comparable foreign regulatory authorities.

During the conduct of clinical trials, subjects report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. Many times, side effects are only detectable after investigational products are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval.

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

Additionally, if we or others later identify undesirable side effects or adverse events caused by XDEMVY or one of our product candidates that receives marketing approval, a number of potentially significant negative consequences could result, including, but not limited to:
•regulatory authorities may withdraw approvals of such product or require additional warnings on the label such as a black box warning, a contraindication or other limitations on the product's approved use, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
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
As we participate in the Medicaid Drug Rebate Program and other governmental pricing programs, failure to comply with obligations under these programs could result in additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
The ACA (addressed further above in the section on “Business – Government Regulatory – Coverage and Reimbursement”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of PBM “accumulator” programs were invalidated by a court, such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as pharmaceutical benefit manager “accumulator” programs, could negatively impact our financial results.
Federal law requires that a manufacturer also participate in the 340B Drug Pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, the IRA establishes a Medicare Part D inflation rebate scheme (the first rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Part D manufacturer drug discount program.
Pricing and rebate calculations are complex, vary across products and programs, and are often subject to interpretation by the manufacturer, governmental agencies, and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, is obligated to resubmit corrected data up to three years after those data originally were due. Restatements and recalculations increase the costs for complying with the laws and policies governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. They also may affect the 340B ceiling price and therefore liability under the 340B program.
Finally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non FAMP”), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Under Section 703 of the National Defense Authorization Act for FY 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non FAMP and FCP for the calendar year that the product was dispensed. A manufacturer that overcharges the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations
We may expend our limited resources on the commercialization of XDEMVY for the treatment of Demodex blepharitis and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our product candidates on the potential treatment of certain indications. We are currently focused on the commercialization, of XDEMVY for the treatment of Demodex blepharitis. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on the most viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for TP-03 and other product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for XDEMVY, TP-03 for other indications and other product candidates, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The terms of approvals and ongoing regulation of XDEMVY and any other current product candidates or product candidates we develop could require substantial expenditure of resources and may limit how we manufacture and market our products, which could materially impair our ability to generate revenue from product sales.

XDEMVY, and any other product candidate for which we obtain regulatory approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

Accordingly, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control for XDEMVY and any other approved products. If we are not able to comply with post-approval regulatory requirements, we could have the regulatory approvals for our products, including XDEMVY, withdrawn by regulatory authorities and our ability to market XDEMVY or any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.
If XDEMVY or any of our product candidates that are approved for marketing are found to have been improperly promoted for off-label uses by us, or if ECPs misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other foreign regulatory authorities strictly regulate the marketing of and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other foreign regulatory authorities as reflected in the product’s approved labeling. Any regulatory approval that the FDA or a foreign regulatory authority grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective. For example, the FDA-approved label for XDEMVY is limited to the treatment of Demodex blepharitis, and we are not permitted to promote XDEMVY for any other uses, unless and until such uses are approved.

In addition, although we believe XDEMVY and our product candidates may exhibit a lower risk of side effects or more favorable tolerability profile or better symptomatic improvement than other products for the indications we are studying, without head-to-head data, we will be unable to make comparative claims for XDEMVY or our product candidates, if approved. If we receive regulatory approval for any of our products and are found to have promoted XDEMVY or any of our products or product candidates, if approved, for off-label uses, we may become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, our management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our brand and reputation could be damaged. The FDA has also previously requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations. We cannot, however, prevent an ECP from using XDEMVY or our product candidates in ways that fall outside the scope of the approved indications, as he or she may deem appropriate in his or her medical judgment. ECPs may also misuse XDEMVY or our product candidates, if approved, or use improper techniques, which may lead to adverse results, side effects or injury and, potentially, subsequent product liability claims. Furthermore, the use of XDEMVY or our product candidates, if approved, for indications other than those approved by the FDA and/or other regulatory authorities may not effectively treat such conditions, which could harm our brand and reputation among ECPs and patients.
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. The research and development of drugs is an extremely risky industry. Only a small percentage of product candidates that enter the development process ever receive marketing approval. Failure or delay can occur at any time during the clinical trial process. To date, we have focused substantially all of our efforts and financial resources on identifying, acquiring, and developing our product candidates, including conducting preclinical studies and clinical trials. Clinical testing is expensive and can take many years to complete, and we cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials. Our inability to successfully complete preclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates. We currently generate revenue from product sales for one product, and we may never be able to develop or commercialize additional marketable products.

The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. For example, we may not be able to replicate the safety and efficacy results of our Phase 2b/3 clinical trials for Demodex blepharitis in clinical trials for other indications in the future. Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria and other challenges with enrolling and maintaining trial subjects, relatively smaller sample size in earlier trials, and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. Furthermore, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. The failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates or cause regulatory authorities to require additional testing before approving any of our product candidates.

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
•we may decide, or regulators or IRBs or ethics committees may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•regulators or IRBs or ethics committees may not authorize us or our investigators to commence a clinical trial at a prospective clinical trial site or at all or may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;
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
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate trials;
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
•we may experience delays due to the outbreak of health epidemics, including with respect to the conduct of ongoing clinical trials, receipt of product candidates or other materials, submission of NDAs, filing of INDs, and starting any clinical trials for other indications or programs; and
•we may experience manufacturing delays due to health epidemics in our supply chain caused by a shortage of raw materials, a lack of employees on site at our suppliers due to illness, or a lack of productivity at our suppliers due to local or national government quarantine restrictions on coming to the workplace.

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

We cannot be certain whether any of our planned clinical trials will begin on schedule or any preclinical studies we plan to initiate will begin on our intended schedule, or whether any such studies or clinical trials will need to be restructured or will be completed on schedule, or at all. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, or are unable to achieve clinical endpoints due to unforeseen events, such as health epidemics, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to generate additional revenue from product sales. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

Our product candidates still require significant testing. We only recently began clinical trials to test TP-04 and TP-05 in humans and, as a company, we have limited experience in this area.

We are early in our development efforts for our product candidates and indications, including TP-03 for the treatment of MGD, TP-04 for the treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-03 for the treatment of MGD, and TP-04 and TP-05 and other indications. For MGD, we announced the enrollment of our first patient in the Phase 2a Ersa trial studying TP-03 for the potential treatment of MGD and in December 2023 reported positive topline results. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the treatment of rosacea in March 2023. In February 2024, we announced positive topline results and plan to discuss and determine the potential regulatory path with the FDA. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial, evaluating TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial and plan to discuss and determine the potential regulatory path with the FDA. The FDA may reject our use of data from TP-03 preclinical studies for the treatment of Demodex blepharitis for other indications or require additional studies to augment the data to advance for clinical development. The FDA may also reject our use of data from preclinical studies conducted by third parties for Lyme disease and require us to conduct additional preclinical studies before advancing to additional clinical trials. In addition, data from preclinical studies conducted by third parties may not be as reliable as data from studies conducted by us and since we did not conduct the studies, there may be weaknesses in the studies design or results that we may not be aware of.

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

We have and may continue to encounter difficulties or delays enrolling patients in our clinical trials, which could cause delays in or adverse effects of our clinical development activities.

We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we recently experienced delays related to our Carpo trial with topline results pushed out to February 2024 as a result of patient enrollment delays. The enrollment of patients depends on many factors, including:
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
•difficulties of enrolling patients or patients continuing to participate in follow-up visits due to ongoing or new health epidemics; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Any termination or suspension of, or delays in the commencement or completion of, our planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue from product sales and adversely affect our commercial prospects.

Before we can initiate clinical trials in the U.S. for our product candidates, we must submit the results of preclinical testing and any previous clinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls (“CMC”) and our proposed clinical trial protocol, as part of an IND. The initiation of clinical trials in the EU Member States will be subject to similar requirements concerning approval by competent national authorities and the receipt of a positive opinion from the relevant ethics committees. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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

Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize the commercial prospects of our product candidates and our ability to generate revenue from product sales.

In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. For example, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Further, if one or more clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly. Any termination of any clinical trial of our product candidates will harm our commercial prospects and our ability to generate revenue from product sales.

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

For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by LianBio under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by LianBio or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory. Additionally, to the extent that we enter into collaborations with third parties for development and/or commercialization of our products or product candidates in foreign markets, we will be unable to directly control development and commercial activities or whether such third parties continue to develop or commercialize such products or product candidates. For example, on February 13, 2024, LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. As of the date of this filing, it is uncertain if and when we will receive any future milestone consideration under the China Out-License, including but not limited to the milestone achievement of an additional drug supply agreement execution.
Another example of the changing regulatory requirements is that in the EU, the European Commission has presented a proposal to reform the current EU pharmaceutical legislation. The proposal intends to reduce the regulatory data protection period and orphan market exclusivity period for new medicinal products. It is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force.
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
Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with certain ethical and policy principles, including GCP standards. Among other requirements, the trial data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with certain U.S. laws and regulations. There can be no assurance the FDA will accept data from clinical trials conducted outside of the U.S. There can also be no assurance that the comparable foreign regulatory authority in any jurisdiction in which we seek regulatory approval for our product candidates will accept data from clinical trials conducted outside such jurisdiction. If the FDA or any such foreign regulatory authority does not accept the data from any trial that we have conducted outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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
•cultural or legal differences in the standards for medical practice and clinical research;
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
Risks Related to our Financial Position and Need for Additional Capital
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2016. Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing our company, raising capital, identifying and developing product candidates, establishing licensing arrangements and/or acquiring necessary technology, undertaking research, preclinical studies and clinical trials of our product candidates, establishing arrangements for the manufacture of XDEMVY and other product candidates and longer-term planning for commercialization efforts of XDEMVY and our other potential product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have limited experience in obtaining marketing approvals, manufacturing commercial scale product or arranging for a third party to do so on our behalf, or conducting sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products. In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We may not be successful as we transition from a company with a research and development focus to a company capable of supporting commercial activities.

Due to the recently initiated commercialization of XDEMVY and our continued development of our pipeline of product candidates through clinical trials and other indications, our capital requirements are difficult to predict and may change. We may need to obtain substantial additional funding to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since our inception, we have funded our operations through private placements of preferred stock, convertible promissory notes, the sale of our common stock in our IPO and the Follow-On Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License, and draws on our Credit Facility. We expect our expenses to increase substantially and we will require a larger amount of capital to fund our commercialization efforts, the development of our product candidates and the maintenance and expansion of our operations and capabilities. These expenditures will include costs associated with marketing and selling any products approved for sale, including XDEMVY, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing assets consistent with our core strategy and other unanticipated costs. Further, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.
We believe that our cash, cash equivalents and marketable securities of $227.4 million as of December 31, 2023 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K.
We will need to raise substantial additional capital to complete the development and commercialization of XDEMVY and our other product candidates through one or more of: equity offerings, draws from our Credit Facility, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources.
Due to the complexities of our transition to a commercial-stage company, it is challenging to estimate the actual amounts necessary to successfully commercialize any products approved for sale. We may need to raise additional funds earlier than currently anticipated if we choose to pursue additional indications for our product candidates, acquire new product candidates or otherwise expand our business more rapidly than we presently planned. We have based these estimates on assumptions that may prove to be incorrect or require adjustment because of our ongoing business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•the cost and timing, receipt and amount of sales and marketing capabilities of any current and future products, including the success of our commercialization efforts involving XDEMVY;
•market acceptance of our current and future products, including XDEMVY, and the impact of any competing products;
•the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for any current or future products;
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
•suspensions or delays in enrollment of our ongoing and future clinical trials, issues with data collection, or changes to the number of subjects we decide to enroll in clinical trials, including as a result of health pandemics, competing trials, or otherwise;
•the costs of commercialization activities for any current or future products that are approved for sale, including marketing, sales, and distribution costs, and any discounts or rebates to obtain access;
•potential changes in the regulatory environment and enforcement rules;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•our ability to establish and maintain collaborations on favorable terms, if at all;
•our ability to satisfy our outstanding debt obligations;
•our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the sales and marketing activities associated with the commercialization of our products, including XDEMVY, and the development of our product candidates;
•potential changes in pharmaceutical pricing and reimbursement infrastructure;
•the costs related to any future collaboration or licensing partners upon the achievement of negotiated milestones;
•the costs associated with any product liability or other lawsuits related to our products;
•the expense needed to attract and retain skilled personnel; and
•the costs associated with being a public company.

Commercialization efforts of any current or future products, including our commercialization efforts involving XDEMVY, identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for our product candidates. In addition, our product candidates, if approved, may not achieve adequate product sales or commercial success. Although we initiated commercialization of XDEMVY for the treatment of Demodex blepharitis in August 2023, we will need to continue to sustain our existing capital resources to fund our future operating expenses and capital expenditure requirements. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, limit, reduce or eliminate our research and development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our research and development efforts. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

In February 2022, we executed the Credit Facility, as amended in January 2023 and August 2023 (see Note 10) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”). Concurrent with the execution of the Credit Facility, the Company made a $20.0 million draw. As of December 31, 2023, the Credit Facility provides for a remaining aggregate principal amount of up to $125.0 million with tranched availability as follows: $15.0 million related to the NDA submission for TP-03, $35.0 million which became available in July 2023 upon FDA approval of XDEMVY, $50.0 million upon achievement of certain quarterly revenue thresholds, and $25.0 million upon lender approval. On March 15, 2023 and September 15, 2023, respectively, we made separate draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. Each of the tranches may be drawn down in $5.0 million increments at our election. As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC"), as receiver, and SVB's deposits and substantially all of SVB's assets were transferred into a new entity, Silicon Valley Bridge Bank, N.A ("SVBB"). On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB had assumed the obligations and commitments of former SVB and commitments to advance under existing credit agreements with former SVB will be honored by SVBB pursuant to the terms of such credit agreements. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership. There can be no assurances that the closure of SVB, or any other financial institution, or any related impacts across the financial services industry will not adversely affect our ability to access the additional availability under our Credit Facility.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time we can generate substantial revenue from product sales, including from XDEMVY, our only approved product, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022 and August 2023, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million and $99.3 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 and 6,069,449 shares of our common stock, respectively. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Hercules and SVB, including but not limited to, incurring additional indebtedness (subject to certain exceptions with respect to issuing convertible indebtedness), incurring additional liens (including a negative pledge on intellectual property), engaging in mergers, acquisitions and consolidations; conducting asset sales or exclusively licensing our assets in a transaction that constitutes legal transfer to such licensee, making investments and loans, engaging in certain corporate changes, transacting with affiliates, declaring dividends or making other distributions, and making payments on certain other indebtedness.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our stockholders, and may cause the market price of our shares to decline. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or continued and future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver, and SVB was subsequently transferred into a new entity, SVBB. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB and commitments to advance under existing credit agreements with former SVB will be honored by SVBB in accordance with and pursuant to the terms of such credit agreements. On March 27, 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as Silicon Valley Bank, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership.
We currently maintain cash held on deposit at financial institutions in the U.S., including at SVB. These deposits are insured by the FDIC in an amount up to $250,000 for any depositor. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits, to the extent such loss exceeds the FDIC insurance limitation, and such a failure could have a material adverse effect upon our liquidity, operations and our results of operations.
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

In February 2022 we entered into the Credit Facility with Hercules and SVB, as amended in January 2023 and August 2023. As of December 31, 2023, the Credit Facility provides for a remaining aggregate principal amount of up to $125.0 million with tranched availability. In addition to these amounts, we may borrow substantial funds in the future to provide a portion of the capital needed in our business and may secure the repayment of such borrowings by placing additional liens or other encumbrances on our assets. Our Credit Facility contains customary conditions to borrowing, events of default and affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, incur additional liens, conduct asset sales or exclusively license our assets in a transaction that constitutes legal transfer to such licensee, make investments and loans, engage in certain corporate changes, transact with affiliates, or declare dividends or make other distributions to holders of our stock. Such restrictions could limit our ability to take certain actions and could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. The obligations under the Credit Facility are secured by a first priority lien on substantially all of our assets, excluding our intellectual property on which there is a negative pledge, subject to customary exceptions. If we were unable to repay amounts due under the Credit Facility, Hercules and SVB could proceed against such assets. Any declaration by Hercules or SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We have incurred substantial losses during our history which we expect to continue, we do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state, and local income taxation are complex and are constantly under review by legislators, the U.S. Treasury Department, and the Internal Revenue Service. Changes to tax laws (which may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders.

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

The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. In addition, the operations of our CROs and other third-party service providers may be constrained or disrupted by health epidemics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

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

We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and eventual commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.

We do not have any, and have no plans to acquire any, manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the commercial manufacture of XDEMVY and the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of our product candidates, if approved. We currently have limited manufacturing arrangements and expect that XDEMVY and each of our product candidates will only be covered by single source suppliers for the foreseeable future. For example, we purchase our API for XDEMVY, lotilaner, from Elanco, who sources through a single source supplier. This reliance increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or any future approved products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts.

Furthermore, all entities involved in the preparation of XDEMVY for commercial sale or other therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for XDEMVY and our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of XDEMVY, investigational products and future products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of XDEMVY or our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Foreign regulatory authorities, including the European Commission and the competent authorities of the EU Member States, may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations. We have little or no control over the production processes of third-party manufacturers, CMOs or other suppliers. The third-party manufacturing facilities used in the production of API and our drug products are located outside of the U.S. and require FDA approval, which our third-party manufacturers may have limited experience with obtaining. Our CMOs and other suppliers are subject to inspection by the FDA and may receive observations that they may not be able to resolve in a timely or effective manner, which could impact whether our products can be approved on a timely basis, if at all.

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of XDEMVY, components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture XDEMVY or other materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture XDEMVY or our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture XDEMVY or our product candidates. If we elect to or are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture XDEMVY or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.

Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:
•an inability to meet commercial demands for XDEMVY or any other future product that is approved;
•requirements to cease development or to recall batches of XDEMVY or our product candidates;
•an inability to initiate or continue clinical trials of our product candidates under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•loss of the cooperation of an existing or future collaborator, including by Elanco under the license agreements with Elanco; and
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities.

XDEMVY, our product candidates and any future products that we may develop may compete with other products and product candidates for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could prevent or delay commercialization efforts of XDEMVY or any future products, if approved, clinical development of product candidates or marketing approval of current or future product candidates.

We or our third-party manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredients ("APIs") necessary to produce XDEMVY or our product candidates in the quantities needed in sufficient quantities for our commercialization or to meet an increase in demand, or for our clinical trials, as a result of capacity constraints or delays or disruptions in the market for the raw materials or APIs, including shortages caused by the purchase of such raw materials or APIs by our competitors or others. The failure of us or our third-party manufacturers to obtain the raw materials or APIs necessary to manufacture sufficient quantities of XDEMVY or our product candidates, may have a material adverse effect on our business.

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of XDEMVY or our product candidates in sufficient quality and quantity, which would delay or prevent us from commercializing, conducting clinical trials and developing our product candidates.

In order to successfully commercialize XDEMVY and to conduct clinical trials of our product candidates, we will need to manufacture XDEMVY and our product candidates in large quantities. We, or our manufacturing partners, may be unable to maintain or successfully increase the manufacturing capacity for XDEMVY or any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or our manufacturing partners, are unable to successfully scale up the manufacture of XDEMVY or our product candidates in sufficient quality and quantity, the commercialization of XDEMVY or the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and commercialization of XDEMVY or marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Risks Related to Intellectual Property

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect XDEMVY or our product candidates.

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
The development and commercialization of our products, including our lead product XDEMVY, for the treatment of Demodex blepharitis, TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco. If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.

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

If we are unable to obtain and maintain sufficient intellectual property protection for XDEMVY or our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to XDEMVY, our development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to XDEMVY, our product candidates and research programs. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel discoveries and technologies that are important to our business. Our pending and future patent applications may not result in patents being issued that protect XDEMVY or our product candidates or their intended uses or that effectively prevent others from commercializing competitive technologies, products or product candidates.

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

Further, we may not be aware of all third-party intellectual property rights potentially relating to XDEMVY or our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to commercialize our products, is highly uncertain. Because we have not yet conducted a formal patent landscape analysis related to XDEMVY or our product candidates, we may not be aware of issued patents that a third party might assert are infringed by XDEMVY or one of our current or future product candidates, which could materially impair our ability to commercialize XDEMVY or our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including XDEMVY, TP-03, TP-04 or TP-05, we may not successfully find patents that our products or product candidates, including XDEMVY, TP-03, TP-04 or TP-05, may infringe. If we are unable to confirm that our products do not infringe third-party patents, others could preclude us from commercializing XDEMVY or our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not published at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in post-grant review or interference procedures, oppositions, derivations, revocations, reexaminations, or inter partes review proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize XDEMVY or our current or future product candidates.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications relating to XDEMVY or our product candidates, our competitive position, business, financial condition, results of operations and prospects would be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the U.S. and abroad that is relevant to or necessary for the commercialization of XDEMVY or our product candidates in any jurisdiction. Because we have not yet conducted a formal patent landscape analysis related to XDEMVY or our product candidates, we may not be aware of issued patents that a third party might assert are infringed by one of XDEMVY or our current or future product candidates, which could materially impair our ability to commercialize XDEMVY or our product candidates. Even if we diligently search third-party patents for potential infringement by our products, including XDEMVY, or product candidates, we may not successfully find patents that our products or product candidates may infringe. If we are unable to confirm that our products, including XDEMVY, do not infringe third-party patents, others could preclude us from commercializing XDEMVY or our product candidates.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market XDEMVY or our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products, including XDEMVY.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to XDEMVY or our product candidates, but may not be able to do so, which may cause us to alter or delay our commercialization or development plans.

The commercialization of XDEMVY and the development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. In 2019 and 2020, we entered into the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement, respectively. We plan to utilize these license rights in developing and marketing XDEMVY, and our TP-03,TP-04 and TP-05 product candidates. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of XDEMVY in other jurisdictions or our product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for the commercialization of XDEMVY in other jurisdictions or the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of XDEMVY or that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:
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

The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for XDEMVY or our product candidate. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay one or more of our other development programs, delay the commercialization or reduce the scope of any planned sales or marketing activities for such product candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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
•collaborators may not pursue commercialization of any product or product candidates that achieve marketing approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition or business combination, that may divert resources or create competing priorities;
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
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with XDEMVY or our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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

Collaboration agreements may not lead to development or commercialization of our products or product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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
•whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or

•whether the patent applications that we own or in-license will result in issued patents with claims that cover our products or product candidates or uses thereof in the U.S. or in other foreign countries.

We cannot be certain that the claims in our pending patent applications directed to our products or product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the U.S. or foreign countries.

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

In the U.S., the term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. While we may apply for patent term extensions on patents covering XDEMVY and other product candidates that may receive FDA approval, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith Act signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

Our industry is highly regulated by the FDA and comparable foreign regulatory authorities. We must comply with extensive, strictly enforced regulatory requirements to develop, obtain, and maintain marketing approval for XDEMVY or any of our product candidates, if approved.

XDEMVY and any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacturing, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are very heavily regulated. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and have relied and expect to continue to rely on third-party contract research organizations to assist us in this process. Securing FDA or comparable foreign regulatory approval such as a marketing authorization from the European Commission or the competent authorities of the individual EU Member States requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. It takes years to complete the testing of a new drug and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:
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

•the facilities that we utilize, or the processes or facilities of third-party vendors, including without limitation the contract manufacturers who are or will be manufacturing drug substance and drug product for us or any potential collaborators, may not satisfactorily complete inspections by the FDA or comparable foreign regulatory authorities; and
•we may encounter delays or rejections based on changes in FDA regulations, standards or policies or the regulations, standards or policies of comparable foreign regulatory authorities during the period in which we develop a product candidate or the period required for review of any final marketing approval before we are able to market any product candidate.

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

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities, impact pricing and reimbursement and affect our ability to profitably sell XDEMVY or any other product candidates for which we obtain marketing approval and prevent or delay marketing approval of product candidates. Among policy makers and payers both federally and on the state level in the U.S. and elsewhere, including in the European Union, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Affordable Care Act of 2010 substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% in 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025); (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation ("CMMI"), at the Center for Medicare & Medicaid Services ("CMS") to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial challenges to certain aspects of the Affordable Care Act, as well as efforts by Congress to modify, and agencies to alter the implementation of, certain aspects of the Affordable Care Act. For example, Congress eliminated the tax penalty for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective

January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole" (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025). In the future, Congress may consider other legislation to modify elements of the Affordable Care Act or other health care reform measures, agencies may further alter their implementation of elements of the Affordable Care Act or other such measures, and other judicial challenges to elements of the Affordable Care Act or other such measures may be brought. The extent to which any such changes may impact our business or financial condition is uncertain.
It is possible that the Affordable Care Act, as currently enacted or may be amended in the future, as well as other healthcare reform measures including those that may be adopted in the future, may result in more rigorous coverage criteria, and less favorable payment methodologies, or other downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement or restriction on coverage under Medicare or other government programs may result in a similar reduction or restriction by private payers.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws. Subsequent legislation extended the 2% reduction, generally to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. The American Taxpayer Relief Act of 2012 ("ATRA") among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and related services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) which first affected physician payment in 2019. It is unclear how the introduction of the Medicare quality payment program will impact our business.
The Inflation Reduction Act of 2022 ("IRA") introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme and a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our products.
In the EU, the European Commission has published a proposal that intends to reduce the regulatory data protection period and orphan market exclusivity period for new medicinal products. Although it is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force, this reform can impact our product candidates in the EU.
There has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills and initiatives, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Additionally, states have established Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits.

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

In the EU, the European Commission has published a proposal that intends to reduce the regulatory data protection period for new medicinal products, which would allow generic competitors to obtain marketing authorization for generic products relying on our data earlier than under the current laws and we may be faced with earlier generic competition and lower prices for our product on the EU market. The legislative process for this reform is expected to take several years. Although it is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force, this reform could impact our product candidates in the EU.

In the European Union, coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. In markets outside of the U.S. and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Also, at the national level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S., the European Union or any other jurisdiction. If we or any third parties we may engage with are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Our employees, independent contractors, clinical trial investigators, contract research organizations, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

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

Further, with respect to the operations of our current and any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products. In addition, our supply chain may be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations. For example, we source our API for XDEMVY, lotilaner, from Elanco, who sources through a single source supplier. If such manufacturers become subject to such injunctions or sanctions due to non-compliance, it could delay, prevent or impair our commercialization efforts, which could have an adverse effect on our business.

The pharmaceutical legislation reform as proposed by the European Commission in April 2023 would, if adopted, also impose stricter rules regarding the ‘Environmental Risk Assessment’ that pharmaceutical manufacturers are obliged to perform. Under the proposal for new legislation, non-compliance with the Environmental Risk Assessment requirements could result in the withdrawal or refusal of a marketing authorization.

We may be subject to federal, state and foreign healthcare and abuse laws and false claims laws, as well as information privacy and security laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, criminal sanctions, contractual damages, reputational harm, and diminished profits and future earnings.

ECPs and third-party payers will play a primary role in the recommendation and prescription of XDEMVY and any future product candidates we may develop and any product candidates for which we obtain marketing approval. Our arrangements with ECPs, patients, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect our business or financial arrangements and relationships through which we market, sell and distribute our products. As a biopharmaceutical company, federal and state healthcare laws and regulations pertaining to fraud and abuse are applicable to our business and may affect our ability to operate. These laws are further described in the section titled “Business - Government Regulation - Other Regulatory Matters.”

We have entered into consulting and scientific advisory board arrangements with physicians and other ECPs, including some who could influence the use of XDEMVY or our product candidates, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of XDEMVY or our product candidates, if approved, to be in violation of applicable laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Efforts to ensure that our collaborations or business arrangements with third parties, and our business generally, comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgements, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations.

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

For XDEMVY, or if we receive marketing approval for another product candidate, we are and will continue being subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to restrictions, withdrawal from the market, or penalties if we fail to comply with applicable regulatory requirements or if we experience unanticipated problems with our product candidates, when and if approved.

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

We cannot be sure that reimbursement will be available for XDEMVY or any other product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and the price of, XDEMVY or any other product for which we obtain marketing approval. Assuming we obtain coverage for XDEMVY or another given product by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

We expect to experience pricing pressures in connection with the sale of XDEMVY or any of our other product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, in California, the CCPA, as amended by the CPRA, creates transparency requirements, grants to California consumers (as that term is broadly defined) several rights with regard to their personal information, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California consumers, and provides such consumers with ways to opt-out of certain sales of personal information. The CPRA introduced significant amendments to the CCPA and established and funded the CPPA. The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut, have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. The CCPA and other state laws could impact our business activities depending on how they are interpreted and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and have been proposed and enacted in other states.

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Activities outside of the U.S. require adherence to local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the United Kingdom (“UK”), as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“GDPR”) imposes certain obligations and restrictions on the ability to collect, analyze, use, store, disclose, transfer, or otherwise process personal data, including health-related information from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligatoins to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities disclosed to the individuals, dealing with restrictions on sharing of personal data with third parties, and the transferring of personal data out of the EU, having contractual arrangements in place where required (such as with clinical trial sites and vendors), reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests, and keeping records of processing activities. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the European Union. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in substantial fines, amongst other things (such as notices requiring compliance within a certain timeframe). The GDPR provides for fines and other administrative penalties in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Further, the UK Government may amend/update UK data protection laws, which may result in changes to our business operations and potentially incur commercial cost.

Additionally, European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the EEA (including the EU), UK, and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in 2023. The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism under the GDPR is using the EU Standard Contractual Clauses (“EU SCCs”) as approved by the European Commission in 2021. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. It follows from case law of the Court of Justice of the European Union (“CJEU”) and the European Data Protection Board that compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data In the UK, international transfer mechanisms have been approved, including: the International Data Transfer Agreement and the International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has issued and maintains guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.
A lack of valid transfer mechanisms for data subject to EU/UK data protection laws could increase exposure to enforcement actions as described above, and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the European/UK data protection laws (including laws on international data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.
Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), significant fines, private litigation, and/or adverse publicity and could negatively affect our financial condition, operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain personal data, as well as the providers who share this personal data with us, may contractually limit our ability to use and disclose the personal data. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy and data protection laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security- related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

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
•regulatory actions with respect to our product or product candidates;
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
•the economy as a whole and market conditions in our industry;
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
•not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act");
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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2025, the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (b) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We are also a smaller reporting company as defined in the Exchange Act of 1934. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 21, 2024, we had 34,218,886 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933 and various vesting agreements.
We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our ATM program, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in August 2023 we completed a follow-on public offering of 5.7 million shares of our common stock at a public offering price of $17.50 per share for net proceeds of approximately $99.3 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses) and in the fourth quarter of 2023 we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our ATM program. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2023, our officers, directors and the holders of more than 5% of our outstanding stock collectively beneficially own approximately 67% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As a public company, we are subject to the reporting requirements of the Exchange Act of 1934, or the other rules and regulations of the Securities and Exchange Commission (the “SEC”), or any securities exchange relating to public companies. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and we will incur significant legal, accounting and other expenses. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

We are subject to the reporting requirements of the Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Therefore, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engaging outside consultants, continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This requires us to incur substantial professional fees and internal costs to maintain compliance.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•the cost of manufacturing XDEMVY or our other product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
•the level of demand for XDEMVY or our product candidates should they receive approval, which may vary significantly;
•the risk/benefit profile, cost and reimbursement policies with respect to XDEMVY or our product candidates, if approved, and existing and potential future drugs that compete with our product candidates;
•the gross-to-net yields for XDEMVY or our other product candidates, if approved;

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act of 1934. Furthermore, Section 22 of the Securities Act of 1933 creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation will further provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We continue to make substantial investments to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed quarterly by our Board of Directors.

Risk Management and Strategy
As of December 31, 2023, we've implemented a set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.
Our ITGCs are firmly established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery. We have implemented processes to monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior business leadership and our Board of Directors. We conduct cybersecurity penetration testing annually to identify and remediate cybersecurity gaps. We also perform cybersecurity assessments of all our third-party providers who have access to our information technology systems and data.
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Head of IT who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process. We have a dedicated IT resource with expertise in cybersecurity and risk management who is dedicated to working with our internal IT team on cybersecurity risk management.
We also engage other consultants, and other third parties in connection with our risk assessment and mitigation processes. These service providers assist with the design and implementation of our cybersecurity policies and procedures, as well as monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
Governance
Our Board of Directors and Audit Committee are responsible for overseeing our cyber security risk management and strategy.
Our Head of IT provides periodic briefings to the Audit Committee including our cybersecurity risks and activities, any potential cybersecurity incidents and related responses, cybersecurity systems testing and, activities of third parties. Our Audit Committee regularly meets with our Chief Financial Officer and Head of IT about the Company’s ongoing compliance and risk management and reports to the Board regularly.
Cybersecurity Threat Disclosure
To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company.
For further discussion of cybersecurity risks, please see Item 1A, “Risk Factors”.
Item 2. Properties.
We currently lease approximately 32,145 square feet of office and laboratory space in Irvine, California under certain leases that expire in January 2027, with a renewal option for a term of three years. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.
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
Holders of Common Stock

As of February 21, 2024, the closing price of our common stock on the Nasdaq was $30.13 per share, and there were approximately 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our Annual Meeting of Stockholders within 120 days after December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.
Other Information
As disclosed in our Current Report on Form 8-K filed with the SEC on January 18, 2024, we announced that Jose Trevejo, M.D., Ph.D. would be leaving his role as the Company’s Chief Medical Officer (the “Transition”), effective as of January 18, 2024 (the “Transition Date”) and leaving his employment with the Company on February 17, 2024 (the “Separation Date”).

In connection with the Transition and Dr. Trevejo’s termination of employment, on February 21, 2024, we entered into a separation and severance agreement with Dr. Trevejo, which provides for the following benefits effective upon and after the Separation Date: severance payments equal to twelve months of base salary and twelve months of company-paid continued benefits coverage, a lump sum bonus payment payable in 2024 equal to his 2023 annual target bonus adjusted based in part on the 2023 Company performance score and Company discretion, accelerated vesting of options for 13,789 shares of our common stock, and an option exercise period extension for certain options, in exchange for a release and waiver of claims and continued compliance with his confidentiality obligations.
The foregoing summary of the terms of the Separation Agreement is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which will be filed with our Quarterly Report on 10-Q for the quarter ending March 30, 2024.
Item 6. Reserved

Table of Content
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
Overview
Our Business

We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product, XDEMVY® was approved by the U.S. Food and Drug Administration ("FDA") on July 24, 2023 for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.

XDEMVY targets and eradicates the root cause of Demodex blepharitis – Demodex mite infestation. The active pharmaceutical ingredient ("API") of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels.
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed, and/or have ongoing clinical trials for TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis.

We intend to further advance our pipeline with the lotilaner API to address several diseases in human medicine, including eye care, dermatology, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-03 for the potential treatment of meibomian gland disease ("MGD"), TP-04, a novel gel formulation of lotilaner for the potential treatment of rosacea, and TP-05, a novel investigative oral formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.

Recent Business and Clinical Highlights

XDEMVY: XDEMVY was approved by the FDA in July 2023, as the first and only approved therapeutic for Demodex blepharitis, a highly prevalent eyelid disease that impacts approximately 25 million eye care patients in the U.S. XDEMVY targets the root cause of Demodex blepharitis and in pivotal trials demonstrated significant improvement in eyelids (reduction of collarettes, the pathognomonic sign of the disease, to no more than two collarettes per upper lid), mite eradication (mite density of zero mites per lash) and erythema cure (grade zero).

•Generated strong prescription and sales growth of XDEMVY in 2023 enabled by the execution of key commercial initiatives, including the deployment of our sales force targeting 15,000 eye care providers ("ECPs"), representing more than 80% of all eye care prescriptions and high-impact education leading to ECP adoption. We recognized $14.7 million in product sales, net of XEMVY during the year ended December 31, 2023.
◦Delivered approximately 17,400 bottles of XDEMVY to patients
◦Approximately 6,000 ECPs have started patients on XDEMVY with more than 50% of ECPs prescribing XDEMVY to multiple patients as of February 23, 2024

Table of Content
•We are actively engaged in contracting discussions with all the key commercial and Medicare accounts and we are on track to potentially secure broad commercial coverage sequentially throughout 2024 and broad Medicare coverage in 2025

•During 2023, six manuscripts were published in peer-reviewed journals including:
◦Saturn-1, one year extension data highlighting the safety and durable response of XDEMVY
◦Two independent meta-analyses validating efficacy, safety and impact of our study results

•We presented additional Saturn-2 pivotal data at the American Academy of Optometry and the American Academy of Ophthalmology conferences further demonstrating XDEMVY as the standard of care for Demodex blepharitis

•The American Academy of Ophthalmology added XDEMVY as the first and only FDA-approved therapeutic for Demodex blepharitis in their Preferred Practice Patterns (PPP) guidelines

TP-03 Meibomian Gland Disease, Ersa Trial: In August 2022, we announced the enrollment of our first patient in the Company's Phase 2a Ersa clinical trial studying TP-03 for the treatment of MGD. On December 11, 2023, we announced positive topline results of the Ersa Phase 2a clinical trial evaluating TP-03 (lotilaner ophthalmic solution, 0.25%) administered twice daily or three times a day for 12 weeks for the treatment of MGD in patients with Demodex mites. TP-03 demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease – the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score ("MGSS") and the number of glands secreting normal (clear) liquid and was well tolerated. We plan to discuss and determine the potential regulatory path with the FDA.
TP-04 Rosacea, Galatea Trial: In March 2023, we initiated the Galatea trial, a Phase 2a trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea. On February 27, 2024, we announced positive topline results from the Galatea trial evaluating TP-04 for the treatment of rosacea which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment (IGA) score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. We plan to discuss and determine the potential regulatory path with the FDA.
TP-05 Lyme Disease, Callisto and Carpo Trials: In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial and enrollment of the first patient in the Phase 2a Carpo trial. The Carpo trial is designed to evaluate TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans. The Carpo trial evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. On February 22, 2024, we announced positive topline results from the Carpo trial, which demonstrated statistical significance in the mortality of ticks compared to vehicle (p<.001), regardless of treatment arm, and was well tolerated. We plan to discuss and determine the potential regulatory path with the FDA.

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

In February 2023, a specified milestone was triggered based upon the signing of an agreement for which the Company has no ongoing obligations, resulting in $2.5 million recognized as license fees and collaboration revenue in the Statements of Operations for the year ended December 31, 2023. As of the date of this filing, we have received aggregate contractual cash proceeds from LianBio of $82.5 million, representing initial consideration of $15.0 million and $67.5 million for the achievement of specified milestone events. We also received equity in LianBio as part of this China Out-License, a portion of which remains subject to a China-based regulatory vesting provision.
On February 13, 2024, LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary

Table of Content
Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. As of the date of this filing, it is uncertain if and when we will receive any royalties or future milestone consideration under the China Out-License, including but not limited to the milestone achievement of an additional drug supply agreement execution.
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our Initial Public Offering ("IPO"), our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering") and August 2023 (the "August 2023 Public Offering", collectively the "Follow-On Public Offerings"), and our sales agreement prospectus (the "2023 ATM Prospectus"), as well as proceeds from product sales, net, our China Out-License, and drawdowns from the Credit Facility.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis, and, as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net loss was $135.9 million and $62.1 million for the years ended December 31, 2023 and 2022, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•commercialize XDEMVY and our other products for which we obtain regulatory approvals;
•maintain regulatory approval for XDEMVY and seek regulatory approval for our other product candidates that successfully complete clinical development, if any;
•advance the clinical development of TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for the potential Lyme disease prophylaxis;
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
We began generating product sales during the year ended December 31, 2023 following the FDA approval of XDEMVY in July 2023 and our subsequent commercial launch in August 2023. Our reported revenue within license fees and collaboration revenue is from our China Out-License and clinical supply agreement; we expect to report additional revenue under this caption in future periods.
Until such time as we can generate significant revenue from product sales and achieve profitability, if ever, we expect to finance our operations through public equity or debt financings, or collaborations, strategic alliances, or licensing arrangements with third parties. Adequate funding may not be available to us when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital or enter into such agreements as and when needed, we could be forced to significantly delay, scale back, or discontinue our product development and/or commercialization plans, which would negatively and adversely affect our financial condition.

Table of Content
Because of the numerous risks and uncertainties associated with drug product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate significant revenue from product sales, net we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels.

As of December 31, 2023, our aggregate cash, cash equivalents and marketable securities was $227.4 million – see the section below titled "Management's Discussion and Analysis of Financial Condition and Results of operations —
Liquidity and Capital Resources."
Impact of the Macroeconomic Environment
Recently, the economy has experienced downward pressure, and together with high rates of inflation and energy supply issues experienced in certain regions, war and geopolitical conflicts, have led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration.

In addition, we may be exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We maintain cash held in deposit at financial institutions in the U.S., including SVB, a division of First Citizens Bank. While these deposits are insured by the FDIC in an amount up to $250,000 for any depositor, to the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits. We invest our excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty. We believe the Company is not exposed to significant credit risk due to the financial position of the depository institution and the types of accounts we hold, but we will continue to monitor regularly and adjust, if needed, to mitigate risk, including any ongoing or new events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions.

See the section titled Risk Factors for further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.
Components of our Results of Operations
Product Sales, Net
We recognize product sales, net of XDEMVY when a customer obtains control of promised goods or services, which occurs at a point in time, typically upon delivery of the Company's product to the customer. We record the amount of revenue that reflects the consideration we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as each performance obligation is satisfied.
We sell XDEMVY to customers in the U.S., which became available for commercial sale during the third quarter of 2023. We sell XDEMVY to a limited number of specialty pharmacies and distributors (i.e., its customers) who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. Revenue from product sales is primarily recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the Statements of Operations and Comprehensive Loss.
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) government and private payer rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative

Table of Content
revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect our best estimate of the amount of consideration to which we expect to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, we will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. We categorize product sales deduction estimates as follows:
Distribution Service Fees: We engage with wholesalers and specialty pharmacies to distribute our products to end customers. We pay the wholesalers and certain specialty pharmacies a fee for services such as: inventory management, chargeback administration, and service level commitments. We estimate the amount of distribution services fees to be paid to the customers and adjust the transaction price with the amount of such estimate at the time of sale to the customer. An accrued liability is recorded for unpaid distribution service fees.
Prompt Pay Discounts: We provide our customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. We expect that our customers will earn prompt pay discounts. We estimate the probability of customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deducts the full amount of these discounts from gross product sales and accounts receivable at the time revenue is recognized.
Product Returns: Our customers are contractually permitted to return the product within the contractual allowable time before and after the applicable expiration date. In the initial sales period, we estimate a provision for returns based on industry data and adjust the transaction price at the time of the product sale to the customer. Once sufficient history has been collected for product returns, we will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed since it cannot be resold.
Chargebacks: A chargeback is the difference between our invoice price to the wholesaler and the wholesaler’s customer's contract price. The wholesaler tracks these sales and charges us back for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. We estimate the percentage of goods sold that are eligible for chargeback and adjust the transaction price and accounts receivable at the time of sale of the product to the customer.
Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance. We record contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. An accrued liability is recorded on unredeemed co-payment assistance related to products for which control has been transferred to the customer.
Rebates and Discounts: We accrue rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. We estimate for expected utilization of commercial insurance rebates based on data received from our customers. The estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. Our rebate calculations may require estimates, including estimates of customer mix, to determine which product sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions on a quarterly basis and record any necessary adjustments to revenue in the period identified. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, we may need to adjust accruals, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
License Fees and Collaboration Revenue
License fees and collaboration revenue is primarily attributable to contractual milestones under the China Out-License. These amounts represent the contractual milestones achieved or allocated under the China Out-License that had been fully or partially completed by period end. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations. License fees and collaboration revenue also includes the satisfaction of performance obligations under an existing clinical supply agreement.
We will recognize additional license fees and collaboration revenue under the China Out-License to the extent other events occur, specifically related to (i) milestone achievement of an additional drug supply agreement execution, (ii) milestone achievement of certain regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's

Table of Content
product sales of TP-03 in the China Territory. As of the date of this filing, it is uncertain if and when we will receive any royalties or future milestone consideration under the China Out-License, including but not limited to the milestone achievement of an additional drug supply agreement execution.
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses. Therefore, cost of sales of XDEMVY will reflect a lower average per unit cost until the related inventory is sold, which we expect to sell during 2024.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue includes the proportion of expense recognized under the terms of the China Out-License payable under the terms of our in-license agreement for lotilaner.
Research and Development Expenses
Research and development expenses consist of expenses incurred in connection with the development of our product candidates, including:
•fees paid to third parties to conduct certain research and development activities on our behalf, including under agreements with CROs;
•payments under licensing agreements, such as our upfront in-license fee for lotilaner;
•consulting costs and certain allocated payroll, employee benefit and other employee-related costs (including stock-based compensation, salaries, payroll taxes) for personnel engaged in research and development functions;
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
We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs, and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not currently track employee time on a program-by-program basis. Prior to commercialization of XDEMVY, for the years ended December 31, 2023 and 2022, the vast majority of our external and internal research and development expenses were attributable to the development of XDEMVY.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related costs including salaries, benefits, stock-based compensation and other personnel-related expenses for our executive, finance, sales and marketing, and other administrative functions. Other selling, general and administrative expenses include sales and marketing costs to support our commercial launch, consulting fees, legal services, rent and other facilities costs, patient assistance donations, and other general operating expenses, not otherwise classified as research and development expenses.

Table of Content
We expect that our selling, general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, continued commercialization of XDEMVY, preparing for potential commercialization of our other product candidates, and additional facility occupancy costs, as well as various incremental costs associated with being a public company, including: increased legal and accounting fees, regulatory costs associated with maintaining compliance with the rules of the Nasdaq Stock Market and SEC regulations, investor relations activities, directors and officers liability insurance premiums, and other accompanying compliance and governance costs.
Other Income, Net
Other income, net primarily consists of (i) interest income earned on our cash, cash equivalents, and marketable securities, (ii) interest expense on the Credit Facility, and (iii) the change in estimated fair value of the LianBio equity warrants and LianBio common stock we received as part of the China Out-License.
Benefit from Income Taxes
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
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenues:
Product sales, net	$14,729	$—	$14,729
License fees and collaboration revenue	2,718	25,816	(23,098)
Total revenues	17,447	25,816	(8,369)
Operating expenses:
Cost of sales	1,593	—	1,593
Cost of license fees and collaboration revenue	—	955	(955)
Research and development	50,312	42,624	7,688
Selling, general and administrative	108,700	44,949	63,751
Total operating expenses	160,605	88,528	72,077
Loss from operations	(143,158)	(62,712)	(80,446)
Other income (expense):
Interest income	10,337	3,499	6,838
Interest expense	(3,346)	(2,199)	(1,147)
Other (expense) income, net	(102)	86	(188)
Unrealized gain (loss) on equity investments	259	(268)	527
Change in fair value of equity warrants issued by licensee	117	(501)	618
Total other income, net	7,265	617	6,648
Loss before income taxes	(135,893)	(62,095)	(73,798)
Benefit from income taxes	—	4	(4)
Net loss	$(135,893)	$(62,091)	$(73,802)

Table of Content
Product Sales, Net
During the year ended December 31, 2023, in conjunction with the launch of XDEMVY, we recognized revenue of $14.7 million from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 17,400 prescriptions of XDEMVY to patients. During the year ended December 31, 2022, there were no product sales, net recognized.
License Fees and Collaboration Revenue
For the years ended December 31, 2023 and 2022, we recognized $2.5 million and $25.8 million, respectively, of license fees and collaboration revenue primarily attributable to contractual milestones under the China Out-License. These amounts represent the contractual milestones achieved or allocated under the China Out-License that have been fully or partially completed by the period ends. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
For the year ended December 31, 2023, we recognized $0.2 million of other license fees and collaboration revenue from the satisfaction of performance obligations under an existing clinical supply agreement. No revenue was recognized under such arrangement for the year ended December 31, 2022.
We will recognize additional license fees and collaboration revenue under the China Out-License to the extent other events occur, specifically related to (i) milestone achievement of an additional drug supply agreement execution, (ii) milestone achievement of regulatory events in the China Territory, and (iii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory. As of the date of this filing, it is uncertain if and when we will receive any future royalties or milestone consideration under the China Out-License, including but not limited to the milestone achievement of an additional drug supply agreement execution.
Cost of Sales
For the year ended December 31, 2023, we recognized $1.6 million in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. During the year ended December 31, 2022, there were no cost of sales recognized.
Cost of License Fees and Collaboration Revenue
For the year ended December 31, 2023, we did not recognize any cost of license fees and collaboration revenue. For the year ended December 31, 2022, cost of license fees and collaboration revenue was $1.0 million. This amount relates to our contractual payment obligations to Elanco, in proportion to our recognized license fee and collaboration revenue under the China Out-License arrangement in the same period.
Research and Development Expenses

	December 31,		Change
	2023	2022
Direct external expenses:
TP-03 program	$14,311	$20,405	$(6,094)
TP-04 program	2,583	3,638	(1,055)
TP-05 program	5,261	3,205	2,056
Other early-stage programs	619	—	619
Indirect expenses:
Compensation and personnel-related	24,129	13,533	10,596
Other	2,409	1,843	566
Elanco milestone expenses	1,000	—	1,000
Total research and development expenses	$50,312	$42,624	$7,688

Research and development expenses increased by $7.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to (i) $10.6 million of increased payroll and personnel-

Table of Content
related costs (including increased stock-based compensation expense of $2.1 million), for 25 employee additions year-over-year to drive our product development initiatives, (ii) $0.6 million of increased other indirect expenses, (iii) $1.0 million of milestone expense related to our in-license agreement with Elanco, (iv) $2.1 million of increased TP-05 program expenses primarily related to the Carpo trial initiated in December 2022 and the new food effect study initiated during the first quarter of 2023, and (v) $0.6 million of increased spend related to other early-stage programs. These increases were partially offset by decreases in direct external expenses for the TP-03 and TP-04 programs of $6.1 million and $1.1 million, respectively. The decrease in our TP-03 program expenses was primarily due to significantly reduced clinical trial costs of $6.9 million given the completion of our Saturn-2 trial in the first half of 2022 and $1.0 million of reduced preclinical study expenses, partially offset by $0.9 million of increased API manufacturing and $0.6 million of increased clinical trial expenses related to the Ersa trial. The decrease in our TP-04 program expenses was primarily due to $1.4 million of decreased preclinical expenses and $0.9 million of decreased clinical trial expenses from the Phase 1 Galatea trial, partially offset by $1.4 million of increased clinical trial expenses related to the Phase 2a Galatea trial that began in March 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $63.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to (i) $27.7 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $4.1 million) for 157 employee additions year-over-year to support our business growth and commercial leadership hires for our recent commercial launch of XDEMVY, (ii) $0.9 million of severance costs related to our former Chief Financial Officer's separation from the Company in June 2023, (iii) $22.3 million of increased commercial costs as we continued our commercial expansion and prepared for the recent commercial launch of XDEMVY, (iv) $6.2 million of increased IT applications, legal and other professional expenses to support the continued growth and expansion of our corporate infrastructure and (v) $6.5 million of increased facilities and office and administrative expenses. Sales and marketing headcount and associated vendor spend increased significantly during 2023 due to our commercial launch and related activities for XDEMVY.
Other Income, Net
Other income, net increased by $6.6 million for the year ended December 31, 2023. The increase is primarily due to (i) $6.8 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.6 million change in estimated fair value of the LianBio equity warrants we received as part of our China Out-License in March 2021, and (iii) $0.5 million change in fair value of the LianBio common stock. These increases to other income were partially offset by increased interest expense of $1.1 million on the Credit Facility.

Benefit from Income Taxes

We maintain a valuation allowance against our net deferred tax assets as of December 31, 2023 and 2022 due to the uncertainty that such assets will be realized. We evaluate the recoverability of our deferred tax assets on at least an annual basis.
Liquidity and Capital Resources
Sources of Liquidity

Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, the China Out-License, and drawdowns from the Credit Facility. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $227.4 million.
IPO, Follow-On Public Offerings and ATM Prospectus
In connection with our October 2020 IPO, we sold 6,325,000 shares of our common stock (inclusive of the full exercise of the underwriters' option to purchase 825,000 shares of common stock). After deducting underwriting discounts, commissions and other related expenses, our IPO proceeds were $91.7 million.

In May 2022, we completed the May 2022 Public Offering in which 5,600,000 shares of our common stock were sold at a public offering price of $13.50 per share. We also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. In June 2022, the

Table of Content
underwriters partially exercised their option to purchase an additional 289,832 shares of common stock at the offering price of $13.50 per share, before underwriting discounts and commissions. After giving effect to the exercise of the underwriters’ option, we sold 5,889,832 shares for total net proceeds received of $74.2 million, after underwriting discounts, commissions and other offering-related expenses.
In August 2023, we completed the August 2023 Public Offering in which 5,714,285 shares of our common stock were sold at a public offering price of $17.50 per share for aggregate net proceeds received of approximately $93.5 million, after deducting underwriting discounts, commissions, and other offering-related expenses. We also granted the underwriters a 30-day option to purchase up to 857,142 additional shares of our common stock at the public offering price. In September 2023, the underwriters partially exercised this option and the sale of an additional 355,164 shares of common stock at the public offering price of $17.50 per share. After giving effect to the exercise of the underwriters' option, we sold a total of 6,069,449 shares and received aggregate net proceeds of $99.3 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
In December 2023, we sold 1,000,000 shares of our common stock for $20.00 per share under a sales agreement prospectus filed in November 2023, pursuant to the 2023 Shelf Registration Statement (defined below) covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM (the "2023 ATM Prospectus") with Jefferies LLC ("Jefferies"). This resulted in net proceeds of $19.2 million, after deducting broker commissions and offering related expenses.
China Out-License
As of the date of this filing, we have received $82.5 million of total proceeds in connection with our China Out-License. In February 2024, LianBio announced its plan to wind down its operations. As of the date of this filing, it is uncertain if and when we will receive any royalties or future milestone consideration under the China Out-License, including the specified milestone of $2.5 million and the remaining $120.0 million of potential future regulatory and sales achievement milestones.
Credit Facility
In February 2022, we executed the Credit Facility with Hercules and SVB. Capital draws are at our election and are in $5.0 million increments. Concurrent with the execution of the Credit Facility we drew $20.0 million. This Credit Facility was amended in January 2023 and August 2023. The Credit Facility, as amended, set a maximum interest rate, updated the terms of prepayment under the Credit facility and includes an extended period to drawdown the tranche associated with the NDA submission, from March 15, 2023 to March 15, 2024 provided at least $5.0 million was drawn on or before March 15, 2023 and at least an additional $5.0 million was drawn on or before September 15, 2023. On March 15, 2023 and September 15, 2023, respectively, we made draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. The Credit Facility includes a four-year period of interest-only payments and is extendable for a fifth year to February 2027 maturity, upon our expected achievement of required conditions. We currently have no other financing commitments, such as lines of credit or guarantees.
As of the date of this filing, we have $125.0 million of remaining tranched availability as follows:
•$15.0 million, which became available in September 2022 upon our NDA submission of TP-03 to the FDA;
•$35.0 million, which became available in July 2023 upon FDA approval of XDEMVY;
•$50.0 million upon achievement of certain quarterly revenue thresholds; and
•$25.0 million available with lender approval.
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $244.7 million as of December 31, 2023.

Table of Content
We believe that our cash, cash equivalents and marketable securities of $227.4 million as of December 31, 2023 is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. We also anticipate having at least $50.0 million of available capital from our Credit Facility through March 2024 and an additional $75.0 million of additional tranched availability through December 2024. The Credit Facility requires interest-only debt service payments that are expected to remain through its maturity in February 2027 and its remaining tranches are subject to undrawn expiry in either March 2024 or December 2024. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
Shelf Registration Statements
On November 9, 2023, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 21, 2023, (the "2023 Shelf Registration Statement"), which replaced the November 2021 Shelf Registration Statement, as defined below, and permits us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.
As part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies. Under the terms of the 2023 ATM Prospectus, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. In December 2023, we sold 1,000,000 shares of our common stock under the 2023 ATM Prospectus for $20.00 per share and received net proceeds of $19.2 million, after deducting broker commission and offering-related expenses.

On November 1, 2021, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 (the “2021 Shelf Registration Statement”), which permitted us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. The 2023 Shelf Registration Statement replaced the 2021 Shelf Registration Statement.
Also, as part of the 2021 Shelf Registration Statement, we concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM (the “2021 ATM Prospectus”) with Jefferies LLC. We did not sell any shares of our common stock under the 2021 ATM Prospectus. On July 31, 2023, in connection with the August 2023 Public Offering, we terminated the sales agreement prospectus relating to the 2021 ATM Prospectus.
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
We may require additional capital to fully develop our product candidates and to execute our business strategy. Our requirements of a future capital raise will depend on many factors, including:
•the amount of revenue received from commercial sales of XDEMVY or our product candidates, should any of our product candidates receive marketing approval;
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

Table of Content
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
Lease Commitments
Our operating lease commitments reflect payments due for our active lease agreements in Irvine, California, for adjacent office and laboratory suites which expire on January 31, 2027. As of December 31, 2023, our contractual commitments for our leases were $2.4 million, which will be paid over the remaining lease term of 3.1 years.
Purchase Obligations
As of December 31, 2023, we have entered into manufacturing supply agreements for the commercial supply of XDEMVY. These amounts do not represent all of our anticipated purchases, but instead represent the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts, as follows:

Table of Content

December 31, 2023
2024	$2,962
2025	2,829
2026	3,379
2027	3,798
2028	4,500
Thereafter	4,590
Total	$22,058
Milestone Obligations
The terms of our Eye and Derm Elanco Agreement and All Human Uses Elanco Agreement require us to make future development milestone payments aggregating up to $6.0 million and future commercial and sales-based milestone payments aggregating up to $152.0 million upon our achievement of the specified milestones. The amount and timing of such obligations are unknown or uncertain as of December 31, 2023.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(117,493)	$(49,030)
Investing activities	140,604	(144,629)
Financing activities	130,176	93,987
Net increase (decrease) in cash and cash equivalents	$153,287	$(99,672)
Net Cash Used in Operating Activities

Net cash used in operating activities was $117.5 million for the year ended December 31, 2023, which primarily consisted of a net loss of $135.9 million and a change in net operating assets and liabilities of $0.3 million, partially offset by net non-cash and other charges of $18.1 million. The change in net operating assets and liabilities was primarily due to an increase in accounts receivable of $16.6 million and an increase in prepaid expenses of $2.9 million, partially offset by an increase in accounts payable and other accrued liabilities of $13.2 million and an increase in accrued payroll and benefits of $7.7 million. The net non-cash and other charges were primarily related to stock-based compensation expense of $19.8 million.

Net cash used in operating activities was $49.0 million for the year ended December 31, 2022, which primarily consisted of our net loss of $62.1 million and a change in net operating assets and liabilities of $1.0 million, partially offset by net non-cash and other charges of $14.0 million. The change in net operating assets and liabilities was primarily due to an increase in other receivables of $3.5 million partially offset by an increase in accrued payroll and benefits of $2.7 million. The net non-cash and other charges were primarily related to stock-based compensation expense of $13.5 million.
Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $140.6 million for the year ended December 31, 2023, and relates to $174.8 million of proceeds from maturities of investments. This cash provided by investing activities was offset by (i) $28.7 million of purchased investments, (ii) $4.0 million of intangible asset additions, and (iii) $1.5 million of purchased furniture, fixtures, office equipment and leasehold improvements for our laboratory and administrative offices.

Net cash used in investing activities was $144.6 million for the year ended December 31, 2022, and relates to $149.4 million of purchased investments and $0.5 million of purchased office equipment and leasehold improvements for our laboratory and administrative offices. This cash used in investing activities was offset by $5.3 million of proceeds received from maturities of investments.

Table of Content
Net Cash Provided by Financing Activities

Net cash provided by financing activities was $130.2 million for the year ended December 31, 2023 which consisted of (i) $99.4 million of net proceeds from the issuance of common stock from our August 2023 Public Offering, (ii) $19.2 million of net proceeds from common stock sold under the 2023 ATM Prospectus, (iii) $10.0 million of proceeds from our Credit Facility, (iv) $1.0 million of proceeds from our employee stock purchase plan, and (v) $0.6 million of proceeds from the exercise of vested employee stock options.

Net cash provided by financing activities was $94.0 million for the year ended December 31, 2022 which consisted of (i) $74.4 million of net proceeds from the issuance of common stock from our May 2022 Public Offering, (ii) $20.0 million of proceeds from our Credit Facility, partially offset by $0.9 million of issuance costs, (iii) $0.5 million of proceeds from our employee stock purchase plan, and (iv) $0.1 million of proceeds from the exercise of vested employee stock options.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue earned and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements.
While our significant accounting policies are described in the notes to our financial statements also included in this Annual Report on Form 10-K, we believe these critical accounting policies are the most important to understanding and evaluating our reported financial results.
Revenue Recognition
(i) Product Sales, Net
We recognize product sales of XDEMVY net of reserves established for applicable discounts and allowances that are offered within contracts with our customers. Such reserves include estimates for rebates and discounts, product returns, and chargebacks. The liability for such rebates consists of invoices received for claims from prior quarters that remain unpaid, or for which an invoice has not been received, and estimated rebates for the current applicable reporting period. Such estimates require us to project the magnitude of our product sales that will be subject to such rebates and are based on actual historical rebates, as supplemented by our judgement. We estimate chargebacks based on the percentage of goods sold that are eligible for chargeback and adjust the transaction price, accounts receivable, and in-channel inventory at the time of sale to the customer. There is a time-lag between us receiving rebate notices and the actual calculation of chargebacks for in-channel inventory. To date, actual amounts have not differed materially from our estimates.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in the notes to which they relate within our financial statements.
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023.

Table of Content
JOBS Act Accounting Election
The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.
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

Table of Content
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Table of Content
Item 8. Financial Statements and Supplementary Data
TARSUS PHARMACEUTICALS, INC.

Table of Content
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tarsus Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Irvine, California
February 27, 2024

Table of Content
TARSUS PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$224,947	$71,660
Marketable securities	2,495	145,366
Accounts receivable, net	16,621	—
Inventory	3,107	—
Other receivables	1,093	3,582
Prepaid expenses	7,868	4,767
Total current assets	256,131	225,375
Property and equipment, net	1,468	957
Intangible assets, net	3,867	—
Operating lease right-of-use assets	1,880	575
Long-term investments	631	371
Other assets	1,514	585
Total assets	$265,491	$227,863
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$23,691	$9,910
Accrued payroll and benefits	13,245	5,519
Total current liabilities	36,936	15,429
Term loan, net	29,819	19,434
Other long-term liabilities	1,748	100
Total liabilities	68,503	34,963
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 34,211,190 shares issued and outstanding at December 31, 2023; 26,727,458 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	441,641	301,732
Accumulated other comprehensive loss	(2)	(74)
Accumulated deficit	(244,656)	(108,763)
Total stockholders’ equity	196,988	192,900
Total liabilities and stockholders’ equity	$265,491	$227,863
See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues:
Product sales, net	$14,729	$—
License fees and collaboration revenue	2,718	25,816
Total revenues	17,447	25,816
Operating expenses:
Cost of sales	1,593	—
Cost of license fees and collaboration revenue	—	955
Research and development	50,312	42,624
Selling, general and administrative	108,700	44,949
Total operating expenses	160,605	88,528
Loss from operations	(143,158)	(62,712)
Other income (expense):
Interest income	10,337	3,499
Interest expense	(3,346)	(2,199)
Other (expense) income, net	(102)	86
Unrealized gain (loss) on equity investments	259	(268)
Change in fair value of equity warrants issued by licensee	117	(501)
Total other income, net	7,265	617
Loss before income taxes	(135,893)	(62,095)
Benefit from income taxes	—	4
Net loss	$(135,893)	$(62,091)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities and cash equivalents	72	(74)
Comprehensive loss	$(135,821)	$(62,165)

Net loss per share, basic and diluted	$(4.62)	$(2.52)
Weighted-average shares outstanding, basic and diluted	29,383,276	24,619,700

See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	20,698,737	$4	$213,398	$—	$(46,672)	$166,730
Net loss	—	—	—	—	(62,091)	(62,091)
Recognition of stock-based compensation expense	—	—	13,460	—	—	13,460
Issuance of common stock upon follow-on public offering, net of issuance costs of $5.3 million	5,889,832	1	74,233	—	—	74,234
Lapse of repurchase obligation for stock option exercises, prior to vesting	27,840	—	56	—	—	56
Exercise of vested stock options	40,979	—	123	—	—	123
Issuance of common stock upon the vesting of restricted stock units	32,914	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	37,156	—	462	—	—	462
Other comprehensive loss	—	—	—	(74)	—	(74)
Balance as of December 31, 2022	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	(135,893)	(135,893)
Recognition of stock-based compensation expense	—	—	19,830	—	—	19,830
Issuance of common stock upon follow-on public offering, net of issuance costs of $6.9 million	6,069,449	—	99,303	—	—	99,303
Issuance of common stock under an at-the-market sale agreement, net of issuance costs of $0.8 million	1,000,000	—	19,199	—	—	19,199
Exercise of vested stock options	136,310	—	592	—	—	592
Issuance of common stock upon the vesting of restricted stock units	206,813	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	71,160	—	985	—	—	985
Other comprehensive income	—	—	—	72	—	72
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988

See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(135,893)	$(62,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	744	325
Amortization of intangible assets	133	—
Stock-based compensation	19,830	13,460
Accretion of term loan-related costs	385	309
Non-cash lease expense	541	464
Amortization of discount on available-for-sale debt securities	—	(1,316)
Net amortization/accretion on marketable securities	(3,163)	—
Unrealized (gain) loss on equity investment	(259)	268
Change in fair value of equity warrants issued by licensee	(117)	501
Unrealized gain from transactions denominated in a foreign currency	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	(16,621)	—
Inventory	(3,107)	—
Other receivables	2,490	(3,490)
Prepaid expenses	(2,889)	(721)
Other non-current assets	(718)	(215)
Accounts payable and other accrued liabilities	13,240	821
Accrued payroll and benefits	7,726	2,721
Other long-term liabilities	185	(67)
Net cash used in by operating activities	(117,493)	(49,030)
Cash Flows From Investing Activities:
Proceeds from sales of marketable securities	174,770	5,315
Purchases of marketable securities	(28,664)	(149,438)
Intangible asset additions	(4,000)	—
Purchases of property and equipment	(1,502)	(506)
Net cash provided by (used in) investing activities	140,604	(144,629)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock upon follow-on public offering, net of paid issuance costs	99,355	74,352
Proceeds from issuance of common stock under an at-the-market sales agreement, net of paid issuance costs	19,244	—
Proceeds from term loan	10,000	20,000
Proceeds from sale of common stock under employee stock purchase plan	985	462
Proceeds from exercise of vested stock options	592	123
Payment of deferred offering costs	—	(75)
Payment of term loan issuance costs	—	(875)
Net cash provided by financing activities	130,176	93,987
Net increase (decrease) in cash and cash equivalents	153,287	(99,672)
Cash and cash equivalents — beginning of year	71,660	171,332
Cash and cash equivalents — end of year	$224,947	$71,660
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,846	$—
Interest expense paid in cash	$2,880	$1,675
Additions of property and equipment included within accounts payable and other accrued liabilities	$134	$21
See accompanying notes to financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business
Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023, after receiving United States ("U.S") Food and Drug Administration ("FDA") approval in July 2023.
Follow-On Public Offerings and ATM Prospectus
In August 2023, the Company completed a follow-on public offering under its shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 (the "2021 Shelf Registration Statement") of 5,714,285 shares of common stock at a public offering price of $17.50 per share (the "August 2023 Public Offering"). The Company also granted the underwriters a 30-day option to purchase up to 857,142 additional shares of its common stock at the public offering price. In September 2023, the underwriters partially exercised this option resulting in the Company's issuance of an additional 355,164 shares of common stock at the public offering price of $17.50 per share. The aggregate net proceeds received by the Company were approximately $99.3 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
In 2021 we filed the 2021 Shelf Registration Statement, issuable pursuant to the terms of an Open Market Sale Agreement™ (the "2021 ATM Prospectus") dated November 1, 2021 by and between the Company and Jefferies LLC, covering the sale of up to $100.0 million of our common stock. In connection with the August 2023 Public Offering, the Company terminated the 2021 ATM Prospectus. The Company did not have any sales of common stock pursuant to the 2021 ATM Prospectus.
In November 2023, the Company filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 21, 2023, (the "2023 Shelf Registration Statement"), which replaced the 2021 Shelf Registration Statement and permits the Company to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.
As part of the 2023 Shelf Registration Statement, the Company concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of common stock pursuant to an Open Market Sale Agreement (the "2023 ATM Prospectus") with Jefferies LLC ("Jefferies"). Under the terms of the 2023 ATM Prospectus, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. In December 2023, the Company sold 1,000,000 shares of common stock under the 2023 ATM Prospectus for net proceeds of $19.2 million, after deducting broker commissions and offering-related expenses.
In May 2022, the Company completed a follow-on public offering under its Shelf Registration Statement for an initial underwritten sale of 5,600,000 shares of its common stock at the public offering price of $13.50 per share. The Company also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of its common stock at the public offering price. In June 2022, the underwriters partially exercised this option and the Company's sale of an additional 289,832 shares at the public offering price of $13.50 per share was concurrently completed. Total aggregate net proceeds received by the Company were approximately $74.2 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
Liquidity
The Company has a limited operating history, limited history of product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through the IPO, Follow-on Public Offerings and the 2023 ATM Prospectus, as well as from proceeds from product sales, net, the China Out-License, and draws on the credit facility. The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the issuance date of the accompanying Financial Statements that have been prepared on a going-concern basis.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The Company plans to fund its operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. Management expects the Company to continue to incur operating losses for the foreseeable future and may be required to raise additional capital to fund its ongoing operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own and/or enter into collaborations and other arrangements to address its liquidity needs, which could materially and adversely affect its business and financial prospects, or even its ability to remain a going concern.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation

The accompanying Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these accompanying Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying Financial Statements under different assumptions and conditions.

The Company’s Financial Statements as of and for the year ended December 31, 2023 reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, higher interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Financial Statements.
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
Marketable Securities and Long-Term Investments
Marketable securities consist primarily of short-term fixed income investments carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities (see Note 3). Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the balance sheet date, are classified as current assets on the accompanying Balance Sheets due to their highly liquid nature and availability for use in current operations.
Marketable securities are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss within the accompanying Statements of Stockholders' Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses as well as credit losses, if any, on marketable securities identified on a specific identification basis are included in other income (expense) on the accompanying Statements of Operations and Comprehensive Loss. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other-than-temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Statements of Operations and Comprehensive Loss.
Long-term investments consist of holdings of common stock in the publicly-traded parent company of LianBio Ophthalmology Limited ("LianBio"), reflecting the intent to hold these shares for at least one year from the balance sheet date. These equity securities are designated as available-for-sale with associated unrealized gains or losses reported in other income (expense) within the Statements of Operations and Comprehensive Loss for each reported period.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from its customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the year ended December 31, 2023.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out (FIFO) basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which the impairment is first identified and such charges are recorded as a component of cost of sales in the Statements of Operations and Comprehensive Loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. The

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. Prior to FDA approval of XDEMVY in July 2023, costs related to the production of inventory were recorded as research and development expense on the Statements of Operations and Comprehensive Loss in the period incurred.
Intangible Assets, Net
Intangible assets are measured at fair value as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The carrying value of intangible assets as a result of achieving certain commercial milestones was $4.0 million as of December 31, 2023, and are amortized to cost of sales over their useful life of 10 years from the date of first commercial sale (see Note 8). Amortization expense for the year ended December 31, 2023 was $0.1 million. The Company had no intangible assets as of December 31, 2022.
As of December 31, 2023, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2024	$400
2025	400
2026	400
2027	400
2028	400
Thereafter	1,867
Total future amortization	$3,867
Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in the Statements of Operations and Comprehensive Loss. There have been no impairments of intangible assets for the year ended December 31, 2023.
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
Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the years ended December 31, 2023 and 2022.
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
The Company's variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU assets and lease liabilities amounts presented in the accompanying Balance Sheets. The noncurrent portion of the operating lease liability is included in other long-term liabilities in the accompanying Balance Sheets. Rent expense is allocated to research and development and selling, general and administrative expenses in the accompanying Statements of Operations and Comprehensive Loss.
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
Major Customers
The Company entered into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. The following table summarizes the percentage of the Company's product sales from each of its largest customers:

Year Ended December 31, 2023
Customer A	37%
Customer B	24%
Customer C	14%
Customer D	13%
Customer E	11%
As of December 31, 2023, amounts due from these five customers each exceeded 10% of gross accounts receivable and accounted for approximately 100% of the accounts receivable balance on a combined basis.
Major Suppliers
The Company does not currently own manufacturing facilities and depends on an outsourced manufacturing strategy for the production of XDEMVY for commercial use and for the production of its other product candidates for clinical trials. The Company entered into agreements with third-party manufacturers that are approved for the commercial production of XDEMVY and third-party suppliers that are approved for XDEMVY's active pharmaceutical ingredient. Although there are potential sources of supply other than the Company's existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements. The loss of certain manufacturers and third-party suppliers could result in a temporary disruption of the Company’s commercialization efforts.
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
The Company sells XDEMVY to customers in the U.S., which became available for commercial sale during the third quarter of 2023. The Company sells XDEMVY to a limited number of specialty pharmacies and distributors (i.e., its

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
customers) who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. Revenue from product sales is primarily recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the accompanying Statements of Operations and Comprehensive Loss.
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) government and private payer rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. The Company categorizes product sales deduction estimates as follows:
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
Product Returns: The Company's customers are contractually permitted to return the product within the contractual allowable time before and after the applicable expiration date. In the initial sales period, the Company estimates its provision for returns based on industry data and adjusts the transaction price at the time of the product sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed since it cannot be resold.
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
Rebates and Discounts: The Company accrues rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. The Company's estimates

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
for expected utilization of commercial insurance rebates are based on data received from its customers. The Company's estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which product sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
(ii) License Fees and Collaboration Revenue
China Out-License
License fees and collaboration revenue in the accompanying Statements of Operations and Comprehensive Loss has historically primarily related to one out-license agreement (the "China Out-License") that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China territory")— see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
Other License Fees and Collaboration Revenue
License fees and collaboration revenue also includes revenue recognized from satisfaction of performance obligations under an existing clinical supply agreement. The Company recognizes revenue when a customer obtains control of the promised good or service. Revenue recognized under this arrangement for the year ended December 31, 2023 was $0.2 million. No revenue was recognized under this arrangement for the year ended December 31, 2022.
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of XDEMVY in July 2023. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses in the Statements of Operations and Comprehensive Loss. Therefore, cost of sales of XDEMVY will reflect a lower average per unit cost until the related inventory is sold.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Selling, General and Administrative
Selling, general and administrative costs consist of salaries, benefits, stock-based compensation and other personnel-related costs for our executive, finance, sales and marketing, and other administrative functions. Other selling, general and administrative expenses include sales and marketing costs to support our commercial launch, consulting fees, legal services, rent and other facilities costs, patient assistance donations, and other general operating expenses not otherwise classified as research and development expenses. Advertising costs are expensed as incurred and were $9.4 million for the year ended December 31, 2023.
Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including the costs of salaries, payroll taxes, employee benefit and other employee-related costs (including stock-based compensation expense), license fees, materials, supplies, and the cost of services provided by outside contractors to conduct nonclinical studies, clinical trials and contract manufacturing activities. All costs associated with research and development are expensed as incurred. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company's objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. The clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from CROs, contract manufacturers and other third-party vendors. Although estimates are expected to be materially consistent with actual amounts incurred, the Company's understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in changes in estimates in any particular period. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.
The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company's license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense in the Statements of Operations and Comprehensive Loss when paid or become payable, provided there is no alternative future use of rights in other research and development projects.
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
All stock-based compensation expense is reported in the accompanying Statements of Operations and Comprehensive Loss within cost of sales, research and development expense or selling, general and administrative expense, based upon the assigned department of the award recipient. The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including:
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
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	Year Ended December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$224,947	$—	$—	$224,947
Government-related debt securities	—	2,495	—	2,495
Common stock in LianBio	631	—	—	631
Equity warrants (for LianBio shares)	—	—	225	225
Total assets measured at fair value	$225,578	$2,495	$225	$228,298
(1) This balance includes cash requirements settled on a nightly basis.

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
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction, the Company and LianBio executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio at an exercise price equal to common stock par value, which converted into warrants of the parent company of LianBio (a pharmaceutical company focused on the Greater China and other Asian markets; Nasdaq: LIAN; any references to common stock or warrants of LianBio shall refer to common stock or warrants of the publicly-traded parent of LianBio) in connection with LianBio's previous Initial Public Offering. The first two tranches were vested, exercised, and converted into 156,746 shares of LianBio common stock as of December 31, 2022 and are recognized at fair value within long-term investments on the Balance Sheets as of December 31, 2023 and 2022. The Company does not believe a reserve for credit losses is required for the LianBio common stock as of December 31, 2023 and 2022. LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price on the Nasdaq Global market.
The third warrant tranche remains classified as Level 3 in the fair value hierarchy and is presented within other assets on the accompanying Balance Sheets as of December 31, 2023 and 2022. This warrant tranche remains classified as Level 3 in the fair value hierarchy. The most significant assumptions used in the option pricing valuation model as of each balance sheet date to determine its fair value include observable and unobservable inputs: LianBio common stock volatility (based on the historical volatility of similar companies); the probability of regulatory milestone achievement for vesting; and the application of an assumed discount rate.
The estimated fair value of the equity warrants are remeasured each reporting period with adjustments reported within other income (expense) on the accompanying Statements of Operations and Comprehensive Loss, until exercised or expired. These equity warrants are valued in the accompanying Financial Statements as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Value of equity warrants
Fair value as of December 31, 2022	$108
Remeasurement of equity warrants	117
Fair value as of December 31, 2023	$225

Value of equity warrants
Fair value as of December 31, 2021	$663
Remeasurement of equity warrants	(501)
Recognition of equity warrants	103
Exercise of the second tranche of equity warrants into LianBio common stock	(157)
Fair value as of December 31, 2022	$108

The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$224,947	$—	$—	$224,947
Total cash equivalents	$224,947	$—	$—	$224,947

Marketable securities:
Government-related securities	$2,496	$—	$(1)	$2,495
Total marketable securities	$2,496	$—	$(1)	$2,495

Long-term investments:
Common stock in LianBio	$1,108	$—	$(477)	$631
Total long-term investments	$1,108	$—	$(477)	$631
(1) This balance includes cash requirements settled on a nightly basis.

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
(1) This balance includes cash requirements settled on a nightly basis.

As of December 31, 2023, all available-for-sale debt securities had a maturity of 12 months or less. As of December 31, 2022, substantially all available-for-sale debt securities had a maturity of 12 months or less. Three securities had a contractual maturity between one and five years, with an estimated fair market value of $4.6 million and amortized cost of $4.6 million. As of December 31, 2023 and 2022, the Company had one available-for-sale debt security and twenty-four available-for-sale debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of December 31, 2023 and 2022, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

December 31, 2023
Raw materials	$2,533
Work in progress	392
Finished goods	182
Inventory	$3,107
Property and Equipment, Net
Property and equipment, net consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2023	2022
Furniture and fixtures	$1,251	$714
Office equipment	660	197
Laboratory equipment	167	167
Leasehold improvements	680	425
Property and equipment, at cost	2,758	1,503
(Less): Accumulated depreciation and amortization	(1,290)	(546)
Property and equipment, net	$1,468	$957
Depreciation expense for the years ended December 31, 2023 and 2022 was $0.7 million and $0.3 million, respectively.

Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	December 31,
	2023	2022
Trade accounts payable and other	$18,149	$5,498
Accrued product sales deductions	4,867	—
Accrued clinical studies	277	3,691
Operating lease liability, current	398	721
Accounts payable and other accrued liabilities	$23,691	$9,910
5. STOCKHOLDERS’ EQUITY
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
Employee Stock Purchase Plan

Under the terms of the Company's 2020 Employee Stock Purchase Plan ("ESPP"), eligible employees can purchase common stock through scheduled payroll deductions. The purchase price is equal to the closing price of the Company's common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. To determine the value of ESPP expense to be recognized during each offering period, the Black-Scholes option-pricing model is used, in combination

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
with the discounted employee price. A participant may purchase a maximum of 3,000 shares of common stock during a six-month offering period, not to exceed $25,000 at full market value on the offering date during each ESPP year.
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
Common Stock Outstanding and Reserves for Future Issuance
As of December 31, 2023 and 2022, the Company had 34.2 million and 26.7 million, respectively, of common stock issued and outstanding. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the years ended December 31, 2023 and 2022, no dividends were declared.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan are summarized below:

	December 31,
	2023	2022
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,054,222	8,346,738
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,859,434	2,663,319
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	4,760,366	3,899,342
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,708,725	551,258
Total shares of common stock reserved	16,382,747	15,460,657
6. STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the accompanying Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2023	2022
Cost of sales	$190	$—
Research and development	5,833	3,736
Selling, general and administrative	13,807	9,724
Total stock-based compensation	$19,830	$13,460

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Year Ended December 31,
	2023	2022
Exercise price	$12.48 to $18.78	$12.89 to $20.64
Expected term (in years)	6.25	6.25
Risk-free interest rate	3.38% to 4.83%	1.63% to 4.21%
Weighted average volatility	69.7% to 73.3%	77.3% to 83.0%
Dividend yield rate	—	—
Weighted-average grant-date fair value per stock option	$15.49	$18.37
Stock Option Activity
Stock option activity during the years ended December 31, 2023 and 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding - December 31, 2021	2,759,830	$15.88	8.54	$33,641
Granted	1,227,123	18.37
Exercised	(40,979)	3.01
Forfeited	(46,632)	24.60
Expired	—	—
Outstanding - December 31, 2022	3,899,342	16.69	8.07	$19,196
Granted	1,173,243	15.49
Exercised	(136,310)	4.34
Forfeited	(175,909)	20.34
Expired	—	—
Outstanding - December 31, 2023	4,760,366	$16.62	7.53	$34,128
Vested - December 31, 2023	2,694,380	$15.21	6.69	$26,371
Unvested - December 31, 2023	2,065,986	$18.45	8.63	$7,757
____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company's common stock as of December 31, 2023.
The total grant-date fair value of options that vested during the years ended December 31, 2023 and 2022 was $26.4 million and $13.7 million, respectively.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
For the year ended December 31, 2023, the Company recorded stock-based compensation expense for stock options of $13.0 million. As of December 31, 2023, there was approximately $22.9 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.1 years.
Restricted Stock Unit Activity
Restricted stock unit activity during the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Value per Share
Outstanding - December 31, 2021	17,251	$27.53
Granted	573,009	17.87
Vested	(32,914)	24.17
Forfeited	(6,088)	19.40
Outstanding - December 31, 2022	551,258	$17.78
Granted	1,442,677	15.95
Vested	(206,813)	17.87
Forfeited	(78,397)	16.02
Outstanding - December 31, 2023	1,708,725	$16.31
For the year ended December 31, 2023, the Company recorded stock-based compensation expense for restricted stock units of $6.5 million. As of December 31, 2023, there was approximately $23.3 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.2 years.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.3 million and $0.3 million, respectively, for the years ended December 31, 2023 and 2022.
7. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2023	2022
Net loss	$(135,893)	$(62,091)
Weighted-average shares—basic and diluted	29,383,276	24,619,700
Net loss per share—basic and diluted	$(4.62)	$(2.52)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	Year Ended December 31,
	2023	2022
Stock options, unexercised—vested and unvested	4,760,366	3,899,342
Restricted stock units—unvested	1,708,725	551,258
Total	6,469,091	4,450,600

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
8. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of December 31, 2023, the Company had five active leases for adjacent office and laboratory suites in Irvine, California. On May 1, 2023 the Company amended the existing facilities lease, extending the term for three years through January 31, 2027.
The below table summarizes the components of total lease expense:

	Year Ended December 31,
	2023	2022
Operating lease expense	$705	$569
Variable lease expense	391	244
Total lease expense	$1,096	$813
As of December 31, 2023, the Company's facility leases had a remaining lease term of 3.1 years and a weighted-average incremental borrowing rate of 10%.
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

December 31, 2023
2024	$701
2025	789
2026	816
2027	68
2028	—
Total future lease payments, undiscounted	$2,374
(Less): Imputed interest	(332)
(Less): Tenant improvement allowance	(129)
Present value of operating lease payments	$1,913
Operating lease liability, current	398
Operating lease liability, noncurrent	1,515
Total operating lease liability	$1,913
In-License Agreements for Lotilaner
Elanco In-License Agreement for Skin and Eye Disease or Conditions in Humans

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
In March 2023, a clinical milestone was triggered to Elanco under the Eye and Derm Agreement upon enrollment of the first patient in the Phase 2a Galatea trial, evaluating the potential treatment of rosacea. The related milestone payment of $1.0 million was included in research and development expense in the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The Company has made cash payments to Elanco under the Eye and Derm Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Statements of Operations and Comprehensive Loss. During 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S., which was recorded as an intangible asset in the accompanying Balance Sheet as of December 31, 2023. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of the first commercial sale.
As of December 31, 2023, the Company is obligated to make further cash payments to Elanco of $2.0 million under the Eye and Derm Elanco Agreement upon achievement of the last clinical milestone in the treatment of human skin diseases using lotilaner and a maximum of $75.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner.
In addition, the Company is obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license. As a result of the commercialization of XDEMVY, the Company began accruing royalties payable to Elanco during 2023, which are recorded to cost of sales in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2023 and accounts payable and other accrued liabilities in the accompanying Balance Sheet as of December 31, 2023. Royalty expense during the year ended December 31, 2023 was $0.7 million.
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
The Company made cash payments under the All Human Uses Elanco Agreement of $0.5 million related to a clinical milestone that was triggered in December 2022 upon enrollment of the first patient in the Phase 2a Carpo trial, for the potential treatment of Lyme disease. The Company is required to make further cash payments under this agreement upon the achievement of various clinical milestones up to an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties to Elanco in the single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Indemnities and Guarantees
The Company has certain indemnity commitments, under which it may be required to make payments to its officers and directors in relation to certain transactions to the maximum extent permitted under applicable laws. The duration of these indemnities varies, and in certain cases, are indefinite and do not provide for any limitation of maximum payments. The Company has not been obligated to make any such payments to date and no liabilities have been recorded for this contingency in the accompanying Balance Sheets.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
In February 2023, a specified milestone event was triggered based upon the signing of an agreement for which the Company has no ongoing obligations, resulting in $2.5 million recognized as license fees and collaboration revenue in the accompanying Statements of Operations for the year ended December 31, 2023. Through December 31, 2023, the Company received aggregate payments from LianBio totaling $82.5 million, comprised of initial consideration of $15.0 million and $67.5 million for the achievement of specified milestones.
As of December 31, 2023 the Company is eligible to receive further consideration from LianBio upon the achievement of additional TP-03 events, including: (i) additional regulatory milestones and one-time payments of up to an aggregate of $22.5 million; (ii) China-Based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales; and (iv) vesting of a LianBio equity warrant upon certain regulatory milestones. On February 13, 2024, LianBio announced its plan to wind down its operations. As of the date of this filing, it is uncertain if and when the Company will receive any royalties or future milestone consideration under the China Out-License, including but not limited to the milestone achievement of an additional drug supply agreement execution.
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
There were no expenses recognized under the China-Out License for the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized $1.0 million of expense under the China-Out License within cost of license fees and collaboration revenue in the accompanying Statement of Operations and Comprehensive Loss.
10. CREDIT FACILITY AGREEMENT
On February 2, 2022, the Company executed the Credit Facility with Hercules Capital, Inc. ("Hercules") and SVB that expires on February 2, 2027. As security for the obligations under the agreement, the Company granted a continuing security interest in substantially all of the Company's assets, excluding intellectual property on which there is a negative pledge. Concurrent with the execution of the Credit Facility, the Company made a $20.0 million draw.
On January 5, 2023, the Company entered into an amendment to the loan and security agreement (the "First Amendment"). The First Amendment set a maximum interest rate and updated the terms of prepayment under the Credit Facility and other certain specific conditions including an extended period for the Company to drawdown the $25.0 million tranche associated with the New Drug Application ("NDA") submission from March 15, 2023 to March 15, 2024, provided at least $5.0 million was drawn on or before March 15, 2023 and at least an additional $5.0 million was drawn on or before September 15, 2023. The Company did not incur any lender fees as part of this First Amendment.
On August 23, 2023, the Company entered into a second amendment to the loan and security agreement (the "Second Amendment"). The Second Amendment updated the terms of the amount and proportion of the Company’s cash required to be maintained at SVB or affiliates of SVB. The Company did not incur any lender fees as part of this Second Amendment.
On March 15, 2023 and September 15, 2023, respectively, the Company made separate draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA. As of December 31, 2023, the Credit Facility provides for a remaining aggregate principal amount of up to $125.0 million with tranched availability as follows: $15.0 million currently available related to the Company's NDA submission with the FDA for TP-03 in September 2022; $35.0 million currently available due to the FDA approval of XDEMVY in July 2023; $50.0 million available upon achievement of product sales, net thresholds; and $25.0 million available upon lender approval.

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
Under the First Amendment, the outstanding principal draws accrue interest at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 4.45% with an aggregate cap of 11.45%, or (ii) 8.45%. At the execution date of the Credit Facility, the WSJ prime rate was 3.25% and increased to 8.50% as of December 31, 2023.
The Company is required to pay a specified fee upon the earlier of (i) February 2, 2027, or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.4 million was derived by multiplying 4.75% by the $30.0 million outstanding principal balance as of December 31, 2023 and is accreted to interest expense through maturity.
As of December 31, 2023 and 2022, the effective interest rate for the full term of the Credit Facility was 11.96% and 13.61%, respectively. During the year ended December 31, 2023 and 2022, the Company recognized interest expense on the accompanying Statements of Operations and Comprehensive Loss in connection with the Credit Facility as follows:

	Year Ended December 31,
	2023	2022
Interest expense for term loan	$2,961	$1,890
Accretion of end of term charge	264	174
Amortization of debt issuance costs	121	135
Total interest expense related to term loan	$3,346	$2,199
The carrying value of the Credit Facility consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the term loan, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of this Credit Facility and related accretion and amortization are reported on a combined basis as term loan, net on the accompanying Balance Sheets as follows:

	December 31,
	2023	2022
Term loan, gross	$30,000	$20,000
Debt issuance costs	(875)	(875)
Accretion of end of term charge	438	174
Accumulated amortization of debt issuance costs	256	135
Term loan, net	$29,819	$19,434
11. RELATED PARTY TRANSACTIONS
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
During the year ended December 31, 2023 and 2022, the Company recorded $0.3 million and $0.3 million, respectively, of selling, general and administrative expenses in the accompanying Statements of Operations and Comprehensive Loss related to this consulting agreement.

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
During the year ended December 31, 2023, the Company recorded $0.4 million of selling, general and administrative expenses in the accompanying Statement of Operations and Comprehensive Loss for sponsorship and event-related activities associated with ASCRS.
12. INCOME TAXES
The components of loss from operations before benefit from income taxes were as follows:

	Year Ended December 31,
	2023	2022
United States	$(135,893)	$(62,095)
Total	$(135,893)	$(62,095)
The benefit from income taxes from operations were as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$(4)
State	—	—
	$—	$(4)

Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit	$—	$(4)
A reconciliation of income taxes was computed by applying the federal statutory income tax rate in each period to the pretax loss for the years ended December 31, 2023 and 2022, and adjusted for certain classes of transactions, as summarized below:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2023	2022
Expected tax benefit at statutory rate	$(28,537)	$(13,040)
State income tax, net of federal benefit	(4,403)	(212)
Permanent items	501	(22)
Stock-based compensation	579	606
Executive compensation	1,484	988
Research and development credits	(2,878)	(1,753)
State rate adjustment	(1,815)	86
Change in fair value of equity warrants and equity securities	(30)	91
Other	12	126
Change in valuation allowance	35,087	13,126
Income tax benefit	$—	$(4)
Significant components of the deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$25,881	$6,679
Research and development credit carryforwards	7,601	4,723
Capitalized research and development	15,892	7,634
Intangible assets	3,442	2,970
Stock-based compensation	3,747	2,119
Accruals	2,598	1,140
Other, net	1,842	59
Total deferred tax assets before valuation allowance	61,003	25,324
(Less): Valuation allowance	(60,270)	(25,201)
Total deferred tax assets	$733	$123
Deferred tax liabilities, net:
Operating lease right-of-use assets	(473)	(123)
Fixed assets	(260)	—
Net deferred tax asset	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized and evaluates the recoverability of its deferred tax assets on at least an annual basis. The Company has determined that its deferred tax assets, with the exception of amounts supported by the reversal of taxable temporary differences, are not realizable. Consequently, the Company has recorded a valuation allowance on deferred tax assets of $60.3 million and $25.2 million at December 31, 2023 and 2022, respectively.
At December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $107.8 million and $84.0 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), for U.S. income tax purposes, net operating losses generated prior to December 31, 2017 can be carried forward for up to 20 years, while net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against taxable income. The Company’s total federal net operating loss of $107.8 million will not expire but will only be able to offset 80% of future taxable income within each year. The other state net operating losses will begin to expire in 2037. At December 31, 2023, the Company had federal and other state research and development tax credits of $7.4 million and

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
$2.4 million, respectively. The federal research and development tax credits begin to expire in 2040 unless previously utilized, and the other state credit carryforwards begin to expire in 2037.
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
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities. As of December 31, 2023, the Company had gross unrecognized tax benefits of $3.9 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on the accompanying Balance Sheets at December 31, 2023 and has not recognized interest and/or penalties on the accompanying Statements of Operations for the years ended December 31, 2023 or 2022.
The following table summarizes the changes to the gross unrecognized tax benefits:

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$3,393	$3,045
Additions related to current year positions	468	349
Additions related to prior year positions	67	—
Decreases related to prior year positions	—	(1)
Balance at end of year	$3,928	$3,393
The Company is subject to taxation in the U.S. Federal jurisdiction and various states. All tax years from inception are subject to examination by federal and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties related to income tax matters have been incurred at December 31, 2023 and 2022 and the years then ended. Further, the Company is not currently under examination by any federal, state, or local tax authority.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, we implemented certain internal controls in connection with our commercial launch. There were no other changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2023.

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
Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
During quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2023 (the "Proxy Statement"), and is incorporated in this Annual Report on Form 10-K by reference.
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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	October 20, 2020
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-39614	3.2	October 20, 2020
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-249076	4.1	October 9, 2020
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39614	4.2	March 14, 2022
4.3	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	October 9, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-249076	10.1	October 9, 2020
10.2#	Tarsus Pharmaceuticals, Inc. 2016 Stock Plan, as amended and forms of agreements thereunder.	S-1	333-249076	10.2	September 25, 2020
10.3#	Tarsus Pharmaceuticals, Inc. 2020 Equity Incentive Plan and form of agreements thereunder.	S-8	333-249571	99.2	October 20, 2020
10.4#	Tarsus Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-249571	99.3	October 20, 2020
10.5#	Amended and Restated Offer Letter, dated October 8, 2020, between the Registrant and Bobak Azamian, M.D., Ph.D.	S-1/A	333-249076	10.5	October 9, 2020
10.6#	Offer Letter, dated March 15, 2020, between the Registrant and Leo M. Greenstein.	S-1	333-249076	10.6	September 25, 2020
10.7#	Offer Letter, dated June 4, 2020, between the Registrant and Seshadri Neervannan, Ph.D.	S-1	333-249076	10.7	September 25, 2020
10.8#	Offer Letter, dated June 22, 2020, between the Registrant and Aziz Mottiwala.	S-1	333-249076	10.9	September 25, 2020
10.9#	Office Lease, dated May 28, 2020, between the Registrant and Discovery Business Center LLC.	S-1	333-249076	10.13	September 25, 2020
10.10^*	Sublease Agreement, dated May 29, 2020, between the Registrant and Avent, Inc., as amended by First Amendment to Sublease Agreement, dated July 30, 2020, between the Registrant and Avent, Inc.	S-1	333-249076	10.14	September 25, 2020
10.11#	Management Cash Incentive Plan.	S-1/A	333-249076	10.15	October 9, 2020
10.12†	Development and License Agreement, dated March 26, 2021, between the Registrant and LianBio Ophthalmology.	10-Q	001-39614	10.1	May 11, 2021
10.13	Loan and Security Agreement, dated February 2, 2022, by and among Registrant, Hercules Capital, Inc. and Silicon Valley Bank.	10-Q	001-39614	10.1	May 11, 2022
10.14#	Consulting Agreement, dated August 1, 2020, between the Registrant and Elizabeth Yeu-Lin, M.D., as amended.	10-Q	001-39614	10.2	May 11, 2022
10.15†	Amended and Restated License Agreement, dated June 3, 2022, by and between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.1	August 11, 2022
10.16^	Amended and Restated License Agreement, dated June 3, 2022, by and between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.2	August 11, 2022
10.17	First Amendment to Loan and Security Agreement, dated as of January 5, 2023, by and among Registrant Hercules Capital, Inc. and Silicon Valley Bank.	10-K	001-39614	10.18	March 17, 2023
10.18	Second Amendment to Loan and Security Agreement, dated as of August 28, 2023, by and among Registrant, Hercules Capital, Inc. and First-Citizens Bank & Trust Company.	10-Q	001-39614	10.18	November 9, 2023
10.19#	Offer Letter, dated March 6, 2023 by and between the Registrant and Jeffrey Farrow.					X

10.20#	Separation Agreement, dated May 4, 2023, by and between the Registrant and Leonard Greenstein.	10-Q	001-39614	10.1	August 10, 2023
10.21#	Form of Executive Severance and Change in Control Agreement.	10-Q	001-39614	10.2	August 10, 2023
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Tarsus Pharmaceuticals, Inc. Policy for the Recovery of Erroneously Awarded Compensation.					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

^	Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates a management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 27, 2024.

Tarsus Pharmaceuticals, Inc.

/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bobak Azamian, M.D., Ph.D., Jeffrey Farrow, and Bryan Wahl, M.D., and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobak Azamian, M.D., Ph.D.	President, Chief Executive Officer and Chairman	February 27, 2024
Bobak Azamian, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jeffrey Farrow	Chief Financial Officer and Chief Strategy Officer	February 27, 2024
Jeffrey Farrow	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Morrison	Director	February 27, 2024
Scott Morrison

/s/ Bhaskar Chaudhuri, Ph.D.	Director	February 27, 2024
Bhaskar Chaudhuri, Ph.D.

/s/ Rosemary Crane	Director	February 27, 2024
Rosemary Crane

/s/ Andrew Goldberg, M.D.	Director	February 27, 2024
Andrew Goldberg, M.D.

/s/ William J. Link, Ph.D.	Director	February 27, 2024
William J. Link, Ph.D.

/s/ Wendy Yarno	Director	February 27, 2024
Wendy Yarno

/s/ Elizabeth Yeu-Lin, M.D.	Director	February 27, 2024
Elizabeth Yeu-Lin, M.D.