Form 10-Q
period 2024-03-31
Tarsus Pharmaceuticals, Inc.
filed 2024-05-08
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 2, 2024, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 37,781,693.

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
•The sizes of the market opportunity for XDEMVY for the treatment of Demodex blepharitis and TP-03 for the treatment of Meibomian Gland Disease ("MGD"), as well as our other product or product candidates, have not been established with precision and may be smaller than we estimate, possibly materially. If our estimates of the sizes overestimate these markets, our sales growth may be adversely affected. We may also not be able to grow the markets for our product candidates as intended or at all.
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

PART I—FINANCIAL INFORMATION
Item I. Financial Statements (Unaudited)
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,705	$224,947
Marketable securities	104,819	2,495
Accounts receivable, net	29,885	16,621
Inventory	4,036	3,107
Other receivables	1,476	1,093
Prepaid expenses	6,803	7,868
Total current assets	340,724	256,131
Property and equipment, net	1,338	1,468
Intangible assets, net	3,767	3,867
Operating lease right-of-use assets	2,132	1,880
Long-term investments	—	631
Other assets	1,317	1,514
Total assets	$349,278	$265,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$36,570	$23,691
Accrued payroll and benefits	5,958	13,245
Total current liabilities	42,528	36,936
Term loan, net	29,933	29,819
Other long-term liabilities	1,606	1,748
Total liabilities	74,067	68,503
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 37,749,468 shares issued and outstanding at March 31, 2024 (unaudited); 34,211,190 shares issued and outstanding at December 31, 2023	6	5
Additional paid-in capital	555,655	441,641
Accumulated other comprehensive loss	(63)	(2)
Accumulated deficit	(280,387)	(244,656)
Total stockholders’ equity	275,211	196,988
Total liabilities and stockholders’ equity	$349,278	$265,491
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales, net	$24,720	$—
License fees and collaboration revenue	2,894	2,500
Total revenues	27,614	2,500

Operating expenses:
Cost of sales	1,654	—
Research and development	12,066	12,356
Selling, general and administrative	51,578	15,096
Total operating expenses	65,298	27,452
Loss from operations before other income (expense)	(37,684)	(24,952)
Other income (expense):
Interest income	3,117	2,293
Interest expense	(983)	(684)
Other income, net	605	6
Unrealized loss on equity investments	(585)	(65)
Change in fair value of equity warrants issued by licensee	(201)	(17)
Total other income, net	1,953	1,533
Net loss	$(35,731)	$(23,419)

Other comprehensive loss:
Unrealized (loss) gain on marketable securities and cash equivalents	(61)	4
Comprehensive loss	$(35,792)	$(23,415)

Net loss per share, basic and diluted	$(1.01)	$(0.88)
Weighted-average shares outstanding, basic and diluted	35,300,655	26,742,023

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(35,731)	(35,731)
Recognition of stock-based compensation expense	—	—	5,519	—	—	5,519
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,328	—	—	98,329
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	49,310	—	802	—	—	802
Issuance of common stock upon the vesting of restricted stock units	207,718	—	—	—	—	—
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2024	37,749,468	$6	$555,655	$(63)	$(280,387)	$275,211

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	(23,419)	(23,419)
Recognition of stock-based compensation expense	—	—	3,906	—	—	3,906
Exercise of vested stock options	6,443	—	13	—	—	13
Issuance of common stock upon the vesting of restricted stock units	66,611	—	—	—	—	—
Other comprehensive gain	—	—	—	4	—	4
Balance as of March 31, 2023	26,800,512	$5	$305,651	$(70)	$(132,182)	$173,404
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(35,731)	$(23,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170	104
Amortization of intangible assets	100	—
Accretion of term loan-related costs	114	81
Stock-based compensation	5,519	3,906
Non-cash lease expense	132	151
Unrealized loss on equity investments	585	65
Net amortization/accretion on marketable securities	(290)	(1,484)
Change in fair value of equity warrants issued by licensee	201	17
Unrealized gain from transactions denominated in a foreign currency	—	16
Changes in operating assets and liabilities:
Accounts receivable, net	(13,264)	(2,500)
Inventory	(929)	—
Other receivables	(383)	3,165
Prepaid expenses	1,065	257
Other non-current assets	106	38
Accounts payable and other accrued liabilities	12,335	(1,046)
Accrued payroll and benefits	(7,287)	(1,313)
Other long-term liabilities	(232)	(8)
Net cash used in operating activities	(37,789)	(21,970)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	2,500	40,301
Purchases of marketable securities	(104,550)	(28,667)
Purchases of property and equipment	(174)	(340)
Net cash (used in) provided by investing activities	(102,224)	11,294
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	98,604	—
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	9,365	—
Proceeds from exercise of equity awards	802	13
Proceeds from term loan	—	5,000
Net cash provided by financing activities	108,771	5,013
Net decrease in cash and cash equivalents	(31,242)	(5,663)
Cash and cash equivalents — beginning of period	224,947	71,660
Cash and cash equivalents — end of period	$193,705	$65,997
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$384	$116
Interest expense paid in cash	$868	$593
Offering costs included within accounts payable and accrued liabilities	$275	$—
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business
Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023, after receiving United States ("U.S.") Food and Drug Administration ("FDA") approval in July 2023.
Follow-On Public Offerings
In August 2023, the Company completed a follow-on public offering under its shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement") of 5,714,285 shares of common stock at a public offering price of $17.50 per share. In September 2023, the underwriters partially exercised the underwriters option to purchase additional shares resulting in the Company's issuance of an additional 355,164 shares of common stock at the public offering price of $17.50 per share. The aggregate net proceeds received by the Company were $99.3 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
In November 2023, the Company filed a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission ("SEC") on November 21, 2023, (the "2023 Shelf Registration Statement"), which replaced the 2021 Shelf Registration Statement, and permits the Company to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the "2024 Shelf Registration Statement"). On March 5, 2024 the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of March 31, 2024, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed on March 5, 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
Open Market Sales Agreement
As part of the 2023 Shelf Registration Statement, the Company concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of common stock pursuant to an Open Market Sale Agreement (the "2023 ATM Prospectus") with Jefferies LLC ("Jefferies"), which replaced the November 1, 2021 Open Market Sale AgreementTM (the "2021 ATM Prospectus"). Under the terms of the 2023 ATM Prospectus, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold.
During the three months ended March 31, 2024, there were no sales of the Company's common stock pursuant to the 2023 ATM Prospectus. During the year ended December 31, 2023, the Company sold 1,000,000 shares of common stock under the 2023 ATM Prospectus for net proceeds of $19.2 million, after deducting broker commissions and offering-related expenses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Liquidity
The Company has a limited operating history, limited history of product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through its Initial Public Offering ("IPO"), subsequent follow-on public offerings, and the 2023 ATM Prospectus, as well as from proceeds from product sales, the development and license agreement (the "China Out-License") with LianBio Ophthalmology Limited ("LianBio"), and draws on the loan and security agreements with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB") (the "Credit Facility"). The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the issuance date of the accompanying Condensed Financial Statements that have been prepared on a going-concern basis.
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
Operating Segment
The Company operates one reportable operating segment focused on the development and commercialization of therapeutics. To date, the Company has operated, managed and organized its business and financial information on an aggregate basis for the purpose of evaluating financial performance and the allocation of capital and personnel resources. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its operating results for the purpose of allocating resources and evaluating financial performance.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. for interim financial information pursuant to Form 10-Q and with the rules and regulations of the SEC. Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024.
The interim Condensed Balance Sheet as of March 31, 2024, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and the Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and,

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three-month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other interim or annual period.
Use of Estimates
The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these Condensed Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an ongoing basis, management evaluates its estimates, including those related to recognition of revenue, clinical trial accruals, contract manufacturing accruals, expected demand for inventory, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying Condensed Financial Statements under different assumptions and conditions.
The Company’s Condensed Financial Statements as of and for the three months ended March 31, 2024, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, higher interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.
The accounting policies and estimates that most significantly impact the presented amounts within these accompanying Condensed Financial Statements are further described below:
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
Marketable Securities and Long-Term Investments
Marketable securities consist primarily of short-term fixed income investments carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities (see Note 3). Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the balance sheet date, are classified as current assets on the accompanying Condensed Balance Sheets due to their highly liquid nature and availability for use in current operations.
Marketable securities are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive loss within the accompanying Condensed Statements of Stockholders' Equity until realized.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses as well as credit losses, if any, on marketable securities identified on a specific identification basis are included in other income (expense) on the accompanying Condensed Statements of Operations and Comprehensive Loss. The Company evaluated the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other-than-temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Condensed Statements of Operations and Comprehensive Loss.
As of March 31, 2024, the Company's holdings of common stock in the parent company of LianBio was included as marketable securities. As of December 31, 2023, this LianBio common stock was classified as long-term investments due to the Company's intent at that time to hold these shares for longer than one year. These equity securities are designated as available-for-sale with associated unrealized gains or losses reported in other income (expense) within the Condensed Statements of Operations and Comprehensive Loss for each reported period.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company's customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three months ended March 31, 2024.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which the impairment is first identified and such charges are recorded as a component of cost of sales in the Condensed Statements of Operations and Comprehensive Loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Condensed Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. Prior to FDA approval of XDEMVY in July 2023, costs related to the production of inventory were recorded as research and development expense on the Condensed Statements of Operations and Comprehensive Loss in the period incurred.
Intangible Assets, Net
Intangible assets are measured at fair value as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The carrying value of intangible assets as a result of achieving certain commercial milestones was $4.0 million as of March 31, 2024, and are amortized to cost of sales over their useful life of 10 years from the date of first commercial sale (see Note 7). Amortization expense for the three months ended March 31, 2024 was $0.1 million; no amortization expense was recorded for the three months ended March 31, 2023.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
As of March 31, 2024, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2024 (remaining nine months)	$300
2025	400
2026	400
2027	400
2028	400
Thereafter	1,867
Total future amortization	$3,767
Long-lived assets, including intangibles, are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in the Condensed Statements of Operations and Comprehensive Loss. There have been no impairments of intangible assets for the three months ended March 31, 2024 and 2023.
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
Property and Equipment, Net
Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the three months ended March 31, 2024 and 2023.
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
The Company's variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU assets and lease liabilities amounts presented in the accompanying Condensed Balance Sheets. The current and noncurrent portion of the operating lease liability are included in accounts payable and other accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Balance Sheets. Rent expense is allocated to research and development and general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.
Concentration Risk
Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains cash held on deposit at financial institutions in the U.S., including SVB. These deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") in an amount up to $250,000 for any depositor. To the extent the Company holds cash deposits in amounts that exceed the FDIC insurance limitation, it may incur a loss in the event of a failure of any of the financial institutions where it maintains deposits. The Company invests its excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty.
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
Major Customers
The Company entered into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. The following table summarizes the percentage of the Company's product sales from its largest customers:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Three Months Ended March 31, 2024
Customer A	27%
Customer B	25%
Customer C	24%
Customer D	14%
Customer E	11%
As of March 31, 2024, amounts due from these five customers each exceeded 10% of gross accounts receivable and accounted for approximately 100% of the accounts receivable balance on a combined basis.
Major Suppliers
The Company does not currently own manufacturing facilities and depends on an outsourced manufacturing strategy for the production of XDEMVY for commercial use and for the production of its other product candidates for clinical trials. The Company enters into agreements with third-party manufacturers that are approved for the commercial production of XDEMVY and third-party suppliers that are approved for XDEMVY's active pharmaceutical ingredient. Although there are potential sources of supply other than the Company's existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements. The loss of certain manufacturers and third-party suppliers could result in a temporary disruption of the Company’s commercialization efforts.
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
License fees and collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss has historically primarily related to the China Out-License that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Kong, Macau, and Taiwan (the "China Territory")— see Note 8. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
The China Out-License arrangement included the following forms of consideration: (i) non-refundable upfront license payment; (ii) equity-based consideration; (iii) sales-based royalties; (iv) sales-based threshold milestones; (v) one-time payment for executing a drug supply agreement; (vi) development milestone payments; (vii) regulatory milestone payments; and (viii) a one-time termination payment to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis to Xi An Grand Chang An Pharmaceutical Co., Ltd ("GrandPharma"). Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.
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
Other License Fees and Collaboration Revenue
License fees and collaboration revenue also includes revenue recognized from satisfaction of performance obligations under an existing clinical supply agreement. The Company recognizes revenue when a customer obtains control of the promised good or service. There was no revenue recognized under this arrangement for the three months ended March 31, 2024 and 2023, respectively.
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
Selling, General and Administrative
Selling, general and administrative costs consist of salaries, benefits, stock-based compensation and other personnel-related costs for the Company's executive, finance, sales and marketing, and other administrative functions. Selling, general and administrative expenses also include sales and marketing costs to support our commercial launch, consulting fees, legal services, rent and other facilities costs, patient assistance donations, and other general operating expenses not otherwise classified as research and development expenses. Advertising costs are expensed as incurred.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense for equity awards granted to employees, consultants, and members of its Board of Directors. Stock option awards are at an exercise price of not less than 100% of the fair market value of common stock on the respective date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing market price of the Company's common stock on the date preceding the award grant date.
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
Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements have been discussed within the footnote to which each relates. Outside of the pronouncement below, other recent accounting pronouncements not disclosed in these Condensed Financial Statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current financial position, results of operations, or cash flows.
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and is effective for the Company beginning with the 2025 Annual Report on Form 10-K. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company's financial statements.
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$186,744	$—	$—	$186,744
U.S. Treasury securities	31,812	—	—	31,812
Commercial paper	—	30,828	—	30,828
Corporate debt securities	—	25,490	—	25,490
Government-related debt securities	—	23,604	—	23,604
Common stock in LianBio	46	—	—	46
Total assets measured at fair value	$218,602	$79,922	$—	$298,524
(1) This balance includes cash requirements settled on a nightly basis.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	December 31, 2023
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
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction, the Company and LianBio, executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio at an exercise price equal to common stock par value, which converted into warrants of the parent company of LianBio (a pharmaceutical company focused on the Greater China and other Asian markets; Nasdaq: LIAN; any references to common stock or warrants of LianBio shall refer to common stock or warrants of the publicly-traded parent of LianBio) in connection with LianBio's previous Initial Public Offering. The first two tranches were vested exercised, and converted into 156,746 shares of LianBio common stock as of December 31, 2022 and are recognized at fair value within long-term investments in the Condensed Balance Sheets as of March 31, 2024 and December 31, 2023.
On February 13, 2024, LianBio announced its plan to wind down its operations. On March 14, 2024, LianBio's Board of Directors made a special cash dividend payment to the Company for $0.7 million (equivalent to $4.80 per share), which was recorded to other income (expense) in the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024, and cash and cash equivalents in the Condensed Balance Sheets as of March 31, 2024. LianBio was delisted from NASDAQ in March 2024 and now trades on the over-the-counter markets. As of March 31, 2024 and December 31, 2023, LianBio common stock is classified within Level 1 of the fair value hierarchy, given its publicly reported price.
On March 26, 2024, the Company executed an agreement with LianBio to terminate the unvested third warrant tranche (the "Warrant Termination Agreement") for a cancellation payment of $0.4 million (see Note 8). Upon execution of the Warrant Termination Agreement the Company recorded the final change in fair value of the equity warrant to other income (expense) in the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024, and removed the equity warrant from other assets in the Condensed Balance Sheet as of March 31, 2024. The third tranche of the equity warrant was classified as Level 3 in the fair value hierarchy and presented within other assets in the accompanying Condensed Balance Sheets as of December 31, 2023. The most significant assumptions used in the option pricing valuation model as of each balance sheet date to determine its fair value included observable and unobservable inputs: LianBio common stock volatility (based on the historical volatility of similar companies); the probability of regulatory milestone achievement for vesting; and the application of an assumed discount rate.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The estimated fair value of the equity warrants were remeasured each reporting period with adjustments reported within other income (expense) on the accompanying Condensed Statements of Operations and Comprehensive Loss, until exercised, expired or terminated. These equity warrants are valued in the accompanying Condensed Financial Statements as follows:

Value of equity warrants
Fair value as of December 31, 2023	$225
Remeasurement of equity warrants prior to termination	(201)
Termination of equity warrants	(24)
Fair value as of March 31, 2024	$—

Value of equity warrants
Fair value as of December 31, 2022	$108
Remeasurement of equity warrants	(17)
Fair value as of March 31, 2023	$91
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	March 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$186,744	$—	$—	$186,744
U.S. Treasury securities	3,484	—	—	3,484
Commercial paper	3,478	—	(1)	3,477
Total cash equivalents	$193,706	$—	$(1)	$193,705

Marketable securities:
U.S. Treasury securities	$28,341	$—	$(13)	$28,328
Commercial paper	27,374	—	(23)	27,351
Corporate debt securities	25,509	—	(19)	25,490
Government-related debt securities	23,613	4	(13)	23,604
Common stock in LianBio	1,108	—	(1,062)	46
Total marketable securities	$105,945	$4	$(1,130)	$104,819
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$224,947	$—	$—	$224,947
Total cash equivalents	$224,947	$—	$—	$224,947

Marketable securities:
Government-related debt securities	$2,496	$—	$(1)	$2,495
Total marketable securities	$2,496	$—	$(1)	$2,495

Long-term investments:
Common stock in LianBio	$1,108	$—	$(477)	$631
Total long-term investments	$1,108	$—	$(477)	$631

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
(1) This balance includes cash requirements settled on a nightly basis.
As of March 31, 2024, substantially all available-for-sale debt securities had a maturity of 12 months or less. Four securities have a contractual maturity between one and two years, with an estimated fair market value of $20.6 million and amortized cost of $20.6 million. As of December 31, 2023, all available-for-sale debt securities had a maturity of 12 months or less. As of March 31, 2024 and December 31, 2023, the Company had twenty-six available-for-sale debt securities and one available-for-sale debt security, respectively, in a continuous gross unrealized loss position for less than one year. As of March 31, 2024 and December 31, 2023, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	March 31, 2024	December 31, 2023
Raw materials	$2,533	$2,533
Work in process	677	392
Finished goods	826	182
Inventory	$4,036	$3,107
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Furniture and fixtures	$1,269	$1,251
Office equipment	681	660
Laboratory equipment	168	167
Leasehold improvements	680	680
Property and equipment, at cost	2,798	2,758
(Less): Accumulated depreciation and amortization	(1,460)	(1,290)
Property and equipment, net	$1,338	$1,468
Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	March 31, 2024	December 31, 2023
Trade accounts payable and other	$19,142	$18,149
Accrued product sales deductions	16,382	4,867
Accrued clinical studies	461	277
Operating lease liability, current	585	398
Accounts payable and other accrued liabilities	$36,570	$23,691

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of March 31, 2024, the Company had 37,749,468 shares of common stock issued and outstanding, which excludes 312,500 of pre-funded warrants that remain exercisable at period end and are reserved for future issuance. As of December 31, 2023 the Company had 34,211,190 shares of common stock issued and outstanding, respectively. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan are summarized below:

	March 31, 2024	December 31, 2023
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,435,442	7,054,222
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,859,434	2,859,434
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	5,217,617	4,760,366
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,981,673	1,708,725
Total shares of common stock reserved	17,494,166	16,382,747
Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2024	2023
Cost of sales	$135	$—
Research and development	1,465	1,163
Selling, general and administrative	3,919	2,743
Total stock-based compensation	$5,519	$3,906
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.25	6.25
Weighted average risk-free interest rate	4.08%	4.20%
Weighted average volatility	71.23%	71.9%
Dividend yield rate	—%	—%
Weighted-average grant-date fair value per stock option	$35.09	$15.07
Stock Option Activity
Stock option activity during the three months ended March 31, 2024 was as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding - December 31, 2023	4,760,366	$16.62	7.53	$34,128
Granted	633,887	$35.09
Exercised	(49,310)	$16.21
Forfeited	(127,326)	$18.03
Expired	—	—
Outstanding— March 31, 2024	5,217,617	$18.83	7.46	$96,254
Exercisable— March 31, 2024	2,972,207	$15.51	6.41	$65,826
Unvested—March 31, 2024	2,245,410	$23.22	8.86	$30,428
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2024.
As of March 31, 2024, there was approximately $33.0 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.6 years.
Restricted Stock Unit Activity
Restricted stock unit activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share
Outstanding - December 31, 2023	1,708,725	$16.31
Granted	596,726	$36.03
Vested	(207,718)	$16.11
Forfeited	(116,060)	$17.62
Outstanding— March 31, 2024	1,981,673	$22.19
As of March 31, 2024, there was approximately $41.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.5 years.
Employee Stock Purchase Plan ("ESPP")
Stock-based compensation expense related to the ESPP was $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2024 and 2023.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Net loss	$(35,731)	$(23,419)
Weighted-average shares outstanding—basic and diluted(1)	35,300,655	26,742,023
Net loss per share—basic and diluted	$(1.01)	$(0.88)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of March 31,
	2024	2023
Stock options, unexercised—vested and unvested	5,217,617	4,596,414
Restricted stock units—unvested	1,981,673	1,128,373
Total	7,199,290	5,724,787
7. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. On March 20, 2024, the Company executed an amendment for an additional office suite. This amendment was accounted for as a lease modification and resulted in the recognition of an operating lease right-of-use asset valued at $0.4 million as of the execution date. As of March 31, 2024, the Company had six active leases for adjacent office and laboratory suites in Irvine, California with a lease term through January 2027.
The below table summarizes the components of total lease expense:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$179	$170
Variable lease expense	103	81
Total lease expense	$282	$251
As of March 31, 2024, the Company's facility leases had a remaining lease term of 2.8 years and a weighted-average incremental borrowing rate of 10%.
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

March 31, 2024
2024 (remaining nine months)	$660
2025	961
2026	994
2027	83
2028	—
Total future lease payments, undiscounted	2,698
(Less): Imputed interest	(343)
(Less): Tenant improvement allowance	(164)
Present value of operating lease payments	$2,191
Operating lease liability, current	585
Operating lease liability, noncurrent	1,606
Total operating lease liability	$2,191

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
In March 2023, a clinical milestone was triggered to Elanco under the Eye and Derm Elanco Agreement upon enrollment of the first patient in the Phase 2a Galatea trial, evaluating the potential treatment of rosacea. The related milestone payment of $1.0 million was included in research and development expense in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023.
The Company has made cash payments to Elanco under the Eye and Derm Elanco Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Condensed Statements of Operations and Comprehensive Loss. During 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S., which was recorded as an intangible asset in the Balance Sheet as of December 31, 2023. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of the first commercial sale.
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
In addition, the Company is obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company received certain types of payments from its sublicensees, it was obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with FDA approval of XDEMVY. As a result of the commercialization of XDEMVY, the Company began accruing royalties payable to Elanco during the third quarter of 2023, which are recorded to cost of sales in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2024, and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheets as of March 31, 2024. Royalty expense during the three months ended March 31, 2024 was $1.2 million.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Employment Agreements
The Company has entered into employment agreements, including severance and change in control agreements, with six of its executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.
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
8. OUT-LICENSE AGREEMENTS
Out-License of TP-03 Commercial Rights in the China Territory in March 2021
In March 2021, the Company entered into the China Out-License agreement with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution, 0.25%) in the China Territory for the treatment of Demodex blepharitis and Meibomian Gland Disease. LianBio was contractually responsible for all clinical development and commercialization activities and costs within the China Territory.
The Company assessed this arrangement and identified the following material promises under the arrangement: (i) the exclusive license to research, develop, manufacture, commercialize, make, offer for sale, sell, and import TP-03 in the China Territory; and (ii) the research and development services in the form of clinical study materials for the respective Phase 2b/3 trial ("Saturn-1") and Phase 3 ("Saturn-2") TP-03 trials. The promises to provide research and development services for Saturn-1 and Saturn-2 clinical trials were evaluated and determined to be distinct promises in the contract and each of the two clinical trials are separate performance obligations apart from the promise to provide the license.
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
In February 2023, a specified milestone event was triggered based upon the signing of an agreement for which the Company has no ongoing obligations, resulting in $2.5 million recognized as license fees and collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023.
On February 13, 2024, LianBio announced its plan to wind down its operations and on March 14, 2024 made a special cash dividend payment to the Company for $0.7 million (equivalent to $4.80 per share - see Note 3). On March 26, 2024, the Company executed an agreement with Xi An Grand Chang An Pharmaceutical Co., Ltd. ("GrandPharma"), a subsidiary of Grand Pharmaceutical Group Limited, and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis from LianBio to GrandPharma (the "Novation Agreement"). Upon execution of the Novation Agreement, the China Out-License agreement with LianBio was assigned to GrandPharma and a one-time payment of $2.5 million (the "Termination Payment) was triggered and due to the Company from LianBio within fifteen days. This Termination Payment was recorded to license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and to other receivables in the Condensed Balance Sheets as of March 31, 2024, as the $2.5 million cash payment was not yet received by the Company until April 5, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License agreement with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into an agreement with LianBio to terminate the unvested third tranche of the equity warrants related to the purchase of 78,373 shares of LianBio common stock for a total cancellation payment of $0.4 million (the "Warrant Cancellation Payment"). This Warrant Cancellation Payment was recorded to license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and other receivables in the Condensed Balance Sheets as of March 31, 2024.
Through March 31, 2024, the Company received aggregate payments from LianBio totaling $83.2 million, comprised of (i) initial consideration of $15.0 million, (ii) $67.5 million for the achievement of specified milestones, and (iii) $0.7 million related to a special cash dividend.
As of March 31, 2024 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory and/or patent milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
9. CREDIT FACILITY AGREEMENT
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
On January 5, 2023, the Company entered into an amendment to the loan and security agreement (the "First Amendment"). The First Amendment set a maximum interest rate, and updated the terms of prepayment under the Credit Facility and other certain specific conditions, including an extended period for the Company to drawdown the $25.0 million tranche associated with the New Drug Application ("NDA") submission from March 15, 2023 to March 15, 2024, provided at least $5.0 million was drawn on or before March 15, 2023 and at least an additional $5.0 million was drawn on or before September 15, 2023. The Company did not incur any lender fees as part of this First Amendment.
On August 23, 2023, the Company entered into a second amendment to the loan and security agreement (the "Second Amendment"). The Second Amendment updated the terms of the amount and proportion of the Company’s cash required to be maintained at SVB or affiliates of SVB. The Company did not incur any lender fees as part of this Second Amendment.
On March 15, 2023 and September 15, 2023, respectively, the Company made separate draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche that became available upon submission of the NDA. On March 15, 2024, the $15.0 million tranche related to the Company's NDA submission with the FDA for TP-03 in September 2022 and the $35.0 million tranche related to the FDA approval of XDEMVY in July 2023 both expired and were no longer available to be drawn as of period end. As of March 31, 2024, the Credit Facility provides for a remaining aggregate principal amount of up to $75.0 million with tranched availability as follows: $50.0 million available upon achievement of product sales, net thresholds; and $25.0 million available upon lender approval.
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
Under the First Amendment, the outstanding principal draws accrue interest at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 4.45% with an aggregate cap of 11.45%, or (ii) 8.45%. At the execution date of the Credit Facility, the WSJ prime rate was 3.25% and increased to 8.50% as of March 31, 2024.
The Company is required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the Credit Facility ("End of Term Charge"). The current End of Term Charge of $1.4 million was derived by multiplying 4.75% by the $30.0 million outstanding principal balance as of March 31, 2024 and is accreted to interest expense through maturity.
As of March 31, 2024 and 2023, the effective interest rate for the full term of the Credit Facility was 11.96% and 12.12%, respectively. The Company recognized interest expense on the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facility as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense for term loan	$869	$602
Accretion of end of term charge	80	53
Amortization of debt issuance costs	34	29
Total interest expense related to term loan	$983	$684
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	March 31, 2024	December 31, 2023
Term loan, gross	$30,000	$30,000
Debt issuance costs	(875)	(875)
Accretion of end of term charge	517	438
Accumulated amortization of debt issuance costs	291	256
Term loan, net	$29,933	$29,819
10. RELATED PARTY TRANSACTIONS
Consulting Agreements
The Company has a preexisting consulting agreement with a board member who was appointed in December 2021. During the year ended December 31, 2023, this consulting agreement provided for annual cash compensation of approximately $0.2 million and option grants to purchase 45,134 shares of the Company’s common stock, with exercise prices ranging from $2.01 to $34.72 per share.
On January 30, 2024, this consulting agreement with the board member was amended to provide for annual cash compensation of approximately $0.4 million and an additional option grant to purchase 10,000 shares of the Company’s common stock, with exercise price of $27.49 per share. This amended consulting agreement may be terminated by either party with ten days' notice and contains standard confidentiality, indemnification, and intellectual property assignment provisions in favor of the Company.
During the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million and $0.1 million, respectively, of selling, general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss related to this amended consulting agreement.
Sponsorship Activities
In May 2023, a board member of the Company was appointed president of the American Society of Cataract and Refractive Surgery ("ASCRS"), a society dedicated to meeting the needs of anterior segment ophthalmic surgeons.
During the three months ended March 31, 2024, the Company recorded $0.1 million of selling, general and administrative expenses in the accompanying Condensed Statement of Operations and Comprehensive Loss for sponsorship and event-related activities associated with ASCRS.
11. SUBSEQUENT EVENTS
Credit Facility with Pharmakon Advisors, LP
On April 19, 2024, the Company executed a loan and security agreement (the "Pharmakon Credit Facility") with funds associated with Pharmakon Advisors, LP. The Company drew $75.0 million in the initial tranche of the term loan in April 2024, a portion of which was utilized to repay all outstanding indebtedness on the existing Credit Facility term loan, resulting in total net proceeds of $39.8 million. The agreement provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones. The three potential additional term loan tranches may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively. The Pharmakon Credit Facility matures on April 19, 2029.
The loan bears interest at a floating rate based upon the secured overnight financing rate ("SOFR"), plus a margin of 6.75% per annum, and the SOFR is subject to a 3.75% floor. The agreement contains representations and warranties, and affirmative and negative covenants in each case. There is also no warrant coverage to the lenders and no financial covenants associated with the financing.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Equity Investment in Privately-held Eye Care Company
On April 5, 2024, the Company participated in an equity round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement the Company purchased $3.0 million of preferred stock. Drs. Azamian and Link are board members and the Company's former director, Michael Ackermann, is an executive and board member of this private company. The Company owns a small minority of this private company.

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
•our competitive position;
•our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"); and
•our anticipated use of our existing resources and the proceeds from our initial public offering ("IPO, our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering"), August 2023 (the "August 2023 Public Offering"), and March 2024 (the "March 2024 Public Offering", collectively the “Follow-On Public Offerings”), as well as proceeds from our sales agreement prospectus (the "2023 ATM Prospectus"), and drawdowns from our loan and security agreement (the "Pharmakon Credit Facility") with funds associated with Pharmakon Advisors, LP ("Pharmakon").
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
You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission ("SEC") as exhibits to this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
Overview
Our Business
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our lead product, XDEMVY (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, was approved by the U.S. Food and Drug Administration ("FDA") in July 2023 for the treatment of blepharitis caused by the infestation of Demodex mites, which is referred to as Demodex blepharitis. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.

XDEMVY targets and eradicates the root cause of Demodex blepharitis — Demodex mite infestation. The active pharmaceutical ingredient ("API") of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels with no GABA-Cl inhibition in humans.
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed, and/or have ongoing clinical trials for TP-03 for the potential treatment of MGD, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis, among others.
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
Recent Business and Clinical Highlights
XDEMVY: In July 2023, XDEMVY was approved by the FDA as the first and only approved therapeutic for Demodex blepharitis. XDEMVY targets the root cause of Demodex blepharitis and in pivotal trials demonstrated significant improvement in eyelids (reduction of collarettes, the pathognomonic sign of the disease, to no more than two collarettes per upper lid), mite eradication (mite density of zero mites per lash) and erythema cure (grade zero). We launched XDEMVY on August 24, 2023.
•During the first quarter of 2024 we recognized $24.7 million in net product sales, an increase of 89% compared to the fourth quarter of 2023.
•Approximately 26,000 bottles of XDEMVY were delivered to patients during the first quarter of 2024, an increase of 65% compared to the fourth quarter of 2023.
•Approximately 8,000 ECPs have started patients on XDEMVY with more than 50% of ECPs prescribing XDEMVY to multiple patients as of May 3, 2024.
•Gross-to-net discounts remained consistent at approximately 55% given the impact of expected first quarter dynamics on net sales.
•We launched the "Mite Party" campaign, dynamic, multi-channel campaigns for XDEMVY, that was designed to elevate consumer awareness of Demodex blepharitis through relatable messaging and compelling visuals.
•We continued to expand payer coverage of XDEMVY.
•Secured several contracts, including two major commercial plans with approximately 18 million covered lives that placed XDEMVY on preferred status, and expect to begin recognizing the benefits of these contracts in the second quarter of 2024.
•We continue to be actively engaged in contracting discussions with all the key commercial and Medicare accounts and we remain on track for expected broad commercial coverage by the end of 2024 and broad Medicare coverage beginning in 2025.
•On track with plans to deploy approximately 50 additional sales force representatives and leaders by the end of the third quarter of 2024.
•Two additional independent meta-analyses of randomized controlled trials (Akhtar et al. and Talha et al.), demonstrating the efficacy of XDEMVY were published in peer-reviewed journals. To date, we are aware of four independent meta-analyses in total that have been published.
TP-03 Meibomian Gland Disease, Ersa Trial: In December 2023, we announced positive topline results of the Ersa Phase 2a clinical trial evaluating TP-03 (lotilaner ophthalmic solution, 0.25%) administered twice daily or three times a day for 12 weeks for the treatment of MGD in patients with Demodex mites. TP-03 demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease – the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score and the number of glands secreting normal (clear) liquid and was well tolerated. We plan to discuss and determine the potential regulatory path with the FDA by the end of 2024.
TP-04 Rosacea, Galatea Trial: On February 27, 2024, we announced positive topline results from the Galatea trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. We plan to discuss and determine the potential regulatory path with the FDA by the end of 2024.
TP-05 Lyme Disease, Carpo Trial: On February 22, 2024, we announced positive topline results from the Carpo trial, which demonstrated statistical significance in the mortality of ticks compared to vehicle (p<0.001), regardless of treatment arm, and was well tolerated. The Carpo trial is designed to evaluate TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans. The Carpo trial evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. We plan to discuss and determine the potential regulatory path with the FDA by the end of 2024.
We believe TP-05 is currently the only non-vaccine, drug-based prophylaxis in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
TP-03 China Territory Out-License: On February 13, 2024, LianBio Ophthalmology Limited ("LianBio") announced its plan to wind down its operations. On March 14, 2024, LianBio's Board of Directors made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share, the fair value of the LianBio common stock).
On March 26, 2024, we executed an agreement with Xi An Grand Chang An Pharmaceutical Co., Ltd. ("GrandPharma"), a subsidiary of Grand Pharmaceutical Group Limited, and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis (the "Novation Agreement"). Upon execution of the Novation Agreement, the development and license agreement with LianBio (the "China Out-License"), was assigned to GrandPharma and a one-time payment of $2.5 million (the "Termination Payment") was triggered, which was received on April 5, 2024. Additionally, the Novation Agreement amended the $15.0 million future development milestone related to the approval of TP-03 for the treatment of Demodex blepharitis in the China Territory, as defined in the China Out-License, with a combined condition of issuance of a patent related to TP-03. All references to the China Out-License in this Quarterly Report on Form 10-Q shall refer to the China Out-License, as assigned from LianBio to GrandPharma, pursuant to the Novation Agreement.
Simultaneous with the execution of the Novation Agreement, we entered into an agreement with LianBio to terminate the third tranche of the equity warrants related to the purchase of 78,373 shares of LianBio common stock for a total cancellation payment of $0.4 million (the "Warrant Termination Payment"), which was received on April 5, 2024.
Corporate and Financial Overview
We were incorporated as a Delaware corporation in November 2016, and our headquarters are located in Irvine, California. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, acquiring intellectual property, clinical development of our product candidates, commercializing XDEMVY, building our research and development capabilities, raising capital, and enhancing our corporate infrastructure.
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our IPO, our subsequent follow-on public offerings in May 2022, August 2023, and March 2024, and our 2023 sales agreement prospectus, as well as proceeds from net product sales, our China Out-License, and drawdowns from the Credit Facility and the Pharmakon Credit Facility.
We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net loss was $35.7 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:

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
We began generating product sales during the three months ended September 30, 2023 following the FDA approval of XDEMVY in July 2023 and our subsequent commercial launch in August 2023. Our reported revenue within license fees and collaboration revenue is from our China Out-License and clinical supply agreement; we expect to report additional revenue under this caption in future periods from GrandPharma related to the Novation Agreement.
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
As of March 31, 2024, our aggregate cash, cash equivalents and marketable securities was $298.5 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

See the section titled Risk Factors in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.
Components of our Results of Operations
Comparison of the Three Months Ended

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
Revenues:
Product sales, net	$24,720	$—	*
License fees and collaboration revenue	2,894	2,500	394
Total revenues	27,614	2,500	25,114
Operating expenses:
Cost of sales	1,654	—	*
Research and development	12,066	12,356	(290)
Selling, general and administrative	51,578	15,096	36,482
Total operating expenses	65,298	27,452	37,846
Loss from operations before other income (expense)	(37,684)	(24,952)	(12,732)
Other income (expense):
Interest income	3,117	2,293	824
Interest expense	(983)	(684)	(299)
Other income, net	605	6	599
Unrealized loss on equity investments	(585)	(65)	(520)
Change in fair value of equity warrants issued by licensee	(201)	(17)	(184)
Total other income, net	1,953	1,533	420
Net loss	$(35,731)	$(23,419)	$(12,312)
* Not meaningful for further disclosure.
Product Sales, Net

During the three months ended March 31, 2024 we recognized revenue of $24.7 million from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 26,000 prescriptions of XDEMVY to patients. During the three months ended March 31, 2023, there were no product sales, net recognized.
License Fees and Collaboration Revenue
For the three months ended March 31, 2024, we recognized $2.9 million of license fees and collaboration revenue including (i) $2.5 million for the Termination Payment related to the Novation Agreement and (ii) $0.4 million for the Warrant Termination Payment. During three months ended March 31, 2023 we recognized $2.5 million related to the achievement of a contractual milestone under the China Out License. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue under the Novation Agreement to the extent other events occur, specifically related to (i) milestone achievement of certain regulatory events in the China Territory, and (ii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of Sales
For the three months ended March 31, 2024, we recognized $1.7 million in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. During the three months ended March 31, 2023, there were no cost of sales recognized.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2024	2023
Direct external expenses:
TP-03 program	$3,505	$3,004	$501
TP-04 program	550	600	(50)
TP-05 program	526	2,174	(1,648)
Other early-stage programs	79	180	(101)
Indirect expenses:
Compensation and personnel-related	6,755	5,241	1,514
Other	651	157	494
Elanco milestone expenses	—	1,000	(1,000)
Total research and development expenses	$12,066	$12,356	$(290)
Research and development expenses decreased by $0.3 million for the three months ended March 31, 2024, as compared to the prior year period. This decrease was primarily due to (i) $1.6 million of decreased TP-05 program expenses including $1.0 million for the food effect study and $0.5 million for the Carpo trial, and (ii) $1.0 million of prior period milestone expense related to our in-license agreement with Elanco. These decreases were partially offset by (i) $1.5 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $0.3 million) related to 20 employee additions period over period to drive our product development initiatives, (ii) $0.5 million of other indirect expenses, and (iii) $0.5 million of increased TP-03 program expenses primarily due to Phase 4 studies, which was partially offset by completion of the Ersa Phase 2a trial.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $36.5 million for the three months ended March 31, 2024, as compared to the prior year period. The increase was primarily due to (i) $11.3 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $1.2 million) for 122 corporate employee additions, period over period, to support our business growth and commercial leadership hires for our recent commercial launch of XDEMVY, (ii) $12.2 million of increased commercial and market research costs as we continued our commercial expansion for the recent commercial launch of XDEMVY, and (iii) $12.7 million of increased IT applications, legal, professional and other corporate expenses. We expect our field sales headcount and associated vendor expenses to continue to increase during 2024 due to further growth and expansion of our commercial activities for XDEMVY.
Other Income, Net

Other income, net increased by $0.4 million primarily due to (i) $0.8 million of increased interest income earned on our cash, cash equivalents and marketable securities, and (ii) $0.6 million of other income, net substantially related to dividend income from LianBio. These increases were partially offset by decreases in other income, net including (i) $0.5 million change in fair value of the LianBio common stock (ii) increased interest expense of $0.3 million on the Credit Facility, and (iii) $0.2 million change in fair value related to the final mark-to-market adjustment on the unvested third tranche equity warrant.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from net product sales, the China Out-License, and drawdowns from the Credit Facility and the Pharmakon Credit Facility. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $298.5 million.
Follow-On Public Offerings
In August 2023, we completed the August 2023 Public Offering in which 5,714,285 shares of our common stock were sold at a public offering price of $17.50 per share. In September 2023, the underwriters partially exercised an option to purchase an additional 355,164 shares of our common stock at the public offering price of $17.50 per share. After giving effect to the exercise of the underwriters' option, we sold a total of 6,069,449 shares and received aggregate net proceeds of $99.3 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
In February 2024, we filed an automatic shelf registration statement on Form S-3 ASR (the "2024 Shelf Registration Statement"). On March 5, 2024 we completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement on Form S-3 of 2,812,500 shares of our common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. We also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full on March 1, 2024. We received approximately $107.7 million in aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
Open Market Sales Agreement
During the year ended December 31, 2023, we sold 1,000,000 shares of our common stock for $20.00 per share under a sales agreement prospectus filed in November 2023, pursuant to the 2023 Shelf Registration Statement (defined below) covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM (the "2023 ATM Prospectus") with Jefferies LLC ("Jefferies"). This resulted in net proceeds of $19.2 million, after deducting broker commissions and offering related expenses.
During the three months ended March 31, 2024, there were no sales of our common stock pursuant to the 2023 ATM Prospectus.
China Out-License
As of the date of this filing, we have received $86.1 million of total proceeds in connection with our China Out-License comprised of (i) $15.0 million of initial consideration, (ii) $67.5 million for the achievement of specified milestones, (iii) $0.7 million related to a special cash dividend, (iv) $2.5 million related to the Novation Agreement, and (v) $0.4 million related to the Warrant Termination Agreement.
As of March 31, 2024 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) $20.0 million of potential future regulatory and/or patent milestones; (ii) $100.0 million of potential future China-Based TP-03 sales threshold milestones; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
Credit Facilities
In February 2022, we executed the Credit Facility with Hercules and SVB. Concurrent with the execution of the Credit Facility we drew $20.0 million. This Credit Facility was amended in January 2023 and August 2023. The Credit Facility, as amended, set a maximum interest rate, updated the terms of prepayment under the Credit Facility and includes an extended period to drawdown the tranche associated with the New Drug Application("NDA") submission, from March 15, 2023 to March 15, 2024 provided at least $5.0 million was drawn on or before March 15, 2023 and at least an additional $5.0 million was drawn on or before September 15, 2023. On March 15, 2023 and September 15, 2023, respectively, we made draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. The balance on the Credit Facility was $29.9 million as of March 31, 2024 and included a four-year period of interest-only payments. The agreement was extendable for a fifth year to February 2027 maturity, upon our expected achievement of required conditions. As of March 31, 2024, we had $75.0 million of remaining tranched availability.
On April 19, 2024 the Company executed the Pharmakon Credit Facility with Pharmakon. The Pharmakon Credit Facility provides a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness associated with the prior Credit Facility, for total net proceeds of $39.8 million. The Pharmakon Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones. The three additional tranches may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively. The Pharmakon Credit Facility matures on April 19, 2029.

The Pharmakon Credit Facility will bear interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. The Pharmakon Credit Facility contains representations and warranties, affirmative and negative covenants in each case. There is also no warrant coverage to the lenders and no financial covenants associated with the financing.
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $280.4 million as of March 31, 2024.
We believe that our cash, cash equivalents and marketable securities of $298.5 million as of March 31, 2024 is sufficient to fund our current and planned operations for at least the next twelve months from this Quarterly Report on Form 10-Q. We also anticipate having additional availability from our Pharmakon Credit Facility of at least $25.0 million on or prior to December 31, 2024 and another $100 million contingent on reaching certain sales milestones. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
Shelf Registration Statements
In February 2024, we filed the 2024 Shelf Registration Statement, which permits us to offer and sell from time to time, in one or more series of issuances and on terms that we will determine at the time of the offering, our common stock, preferred stock, debt securities, warrants, units or any combination of such securities.
In November 2023, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 21, 2023, (the "2023 Shelf Registration Statement"), which replaced the November 2021 Shelf Registration Statement, as defined below, and permits us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.
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
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time and availability of our Pharmakon Credit Facility;
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,789)	$(21,970)
Investing activities	(102,224)	11,294
Financing activities	108,771	5,013
Net decrease in cash and cash equivalents	$(31,242)	$(5,663)
Net Cash Used in Operating Activities
Net cash used in operating activities was $37.8 million for the three months ended March 31, 2024, which primarily consisted of our net loss of $35.7 million and a net decrease in net operating assets and liabilities of $8.6 million, partially offset by a net increase in non-cash and other changes of $6.5 million. The net decrease in net operating assets and liabilities was primarily due to an increase in accounts receivable of $13.3 million and a decrease in accrued payroll and benefits of $7.3 million, partially offset by an increase in accounts payable and other accrued liabilities of $12.3 million. The net non-cash and other charges were primarily related to stock-based compensation expense of $5.5 million and unrealized loss on equity investments of $0.6 million.
Net cash used in operating activities was $22.0 million for the three months ended March 31, 2023, which primarily consisted of our net loss of $23.4 million and net decrease in net operating assets and liabilities of $1.4 million, partially offset by a net increase in non-cash and other changes of $2.9 million. The net decrease in net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.5 million, a decrease in accrued payroll and benefits of $1.3 million, and a decrease in accounts payable and other accrued liabilities of $1.0 million, partially offset by a decrease in other receivables of $3.2 million. The net increase in non-cash and other charges were primarily related to stock-based compensation expense of $3.9 million, partially offset by net amortization/accretion on marketable securities of $1.5 million.
Net Cash Used in Provided by Investing Activities
Net cash used in investing activities was $102.2 million for the three months ended March 31, 2024, and primarily relates to $104.6 million of purchased investments and $0.2 million of purchased furniture, fixtures, office equipment and leasehold improvements for our laboratory and administrative offices, partially offset by $2.5 million of proceeds from maturities of investments.
Net cash provided by investing activities was $11.3 million for the three months ended March 31, 2023, and primarily related to $40.3 million of proceeds from maturities of investments, partially offset by $28.7 million of purchased investments and $0.3 million of purchased furniture, fixtures and leasehold improvements for our laboratory and administrative offices.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $108.8 million for the three months ended March 31, 2024, and primarily relates to $98.6 million of net proceeds from the issuance of common stock and $9.4 million of net proceeds from the issuance of pre-funded warrants related to the March 2024 Public Offering, and $0.8 million of proceeds from employee stock option exercises.
Net cash provided by financing activities was $5.0 million for the three months ended March 31, 2023, which substantially relates to proceeds from the Credit Facility.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management's discussion and analysis of financial condition and results of operations is based on our Condensed Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these Condensed Financial Statements, as well as the reported revenue earned and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2023.
While our significant accounting policies are described in the notes to our financial statements also included in this Annual Report on Form 10-Q, we believe these critical accounting policies are the most important to understanding and evaluating our reported financial results.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in the notes to which they relate within these accompanying Condensed Financial Statements.
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.”
Risks Related to our Business and Operations
We are an early commercial-stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.

We have one product, XDEMVY, which recently obtained FDA approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facility and Pharmakon Credit Facility. For the three months ended March 31, 2024 and 2023 our net losses were $35.7 million and $23.4 million, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $280.4 million and $244.7 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We expect to incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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

Our information technology systems, or those of our third-party contract research organizations ("CROs") or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of XDEMVY and our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, contract manufacturing organization ("CMO"), and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between Russia and Ukraine, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the commercial operations of XDEMVY and further development of our product candidates could be delayed.

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology and cybersecurity will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our commercial operations of XDEMVY and further development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including private lawsuits or class actions under the California Consumer Privacy Act ("CCPA"), which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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

We may experience disruptions that could severely impact our business, preclinical studies, and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, including receiving any required investigational new drug ("IND");
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

We maintain a significant portfolio of investments disclosed as cash equivalents and marketable securities on our accompanying Balance Sheets. The value of our investments may be adversely affected by interest rate fluctuations, inflation, downgrades in credit ratings, illiquidity in the capital markets, health epidemics and other factors that may result in other-than-

temporary declines in the value of our investments. Any of those events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on sales of investments.

Risks Related to Development and Commercialization

We have only recently obtained regulatory approval for XDEMVY in the U.S. and commenced the commercial launch of XDEMVY. We have limited experience as a commercial company and generating revenue from product sales. If the commercial launch of XDEMVY is unsuccessful or any future approved products are unsuccessful, we may never be profitable.

We recently received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the U.S. and began generating revenue from product sales during the third quarter of 2023. Our ability to become and remain profitable is heavily dependent on our ability to continue to generate revenue from XDEMVY. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure and maintain adequate healthcare coverage and the acceptance of XDEMVY by patients, ECPs and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.

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
•establishing and maintaining relationships with CROs and clinical sites for the clinical development, both in the U.S. and internationally, of our product candidates;
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

We recently began commercializing our first product, XDEMVY, in the U.S. The success of our commercialization efforts for XDEMVY and any future approved products is subject to the effective execution of our business plan, including, among others, the continued development of our internal sales, marketing and distribution capabilities. For example, we have established an internal infrastructure as well as an ECP-focused sales and distribution infrastructure to market XDEMVY and our product candidates in the U.S., and have completed hiring in areas to support commercialization, including sales management, sales representatives, marketing, access and reimbursement, sales support and distribution. There are significant risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could or negatively affect the success of our commercialization efforts and business. For example, the commercialization of XDEMVY may not develop as planned or anticipated, which may require us to, among other items, adjust or amend our business plan and incur significant expenses.
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

In addition, our ability to compete may be affected in many cases by insurers or other third-party payers, particularly Medicare and the competent authorities of the individual European Union Member States (collectively the "EU Member States"), seeking to encourage the use of generic products. Generic products are currently being used for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years.

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

Approval by the FDA in the U.S. does not ensure approval by comparable regulatory authorities in other countries or jurisdictions nor does it ensure that we will be able to successfully commercialize XDEMVY or any other approved products in the U.S. or in other jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Further, successful commercialization in the U.S. does not guarantee successful commercialization in other jurisdictions. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we, or our collaboration partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our ability to realize the full market potential of our products will be harmed.
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
Under the Medicaid Drug Rebate program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services ("CMS"). These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
The Affordable Care Act of 2010 ("ACA") (addressed further above in the section on “Business – Government Regulatory – Coverage and Reimbursement”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of pharmacy benefit managers ("PBM") “accumulator” programs were invalidated by a court, such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” programs, could negatively impact our financial results.
Federal law requires that a manufacturer also participate in the 340B Drug Pricing program ("340B program") in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” ("340B ceiling price") for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for Health Resources and Services Administration to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, the Inflation Reduction Act of 2022 ("IRA") establishes a Medicare Part D inflation rebate scheme (the first rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.
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
The Company accrues rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. The Company's estimates for expected utilization of commercial insurance rebates are based on data received from its customers. The Company's estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which product sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, due to government invoicing delays or otherwise, the Company may need to adjust accruals, potentially adversely, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
Finally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (collectively, the “Big Four agencies”) and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non FAMP”), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Under Section 703 of the National Defense Authorization Act for Fiscal Year 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non FAMP and FCP for the calendar year that the product was dispensed. A manufacturer that overcharges the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations
We may expend our limited resources on the commercialization of XDEMVY for the treatment of Demodex blepharitis and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

XDEMVY, and any other product candidate for which we obtain regulatory approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the European Medical Agency ("EMA") and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice ("cGMP") requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

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
•we may decide, or regulators or institutional review boards ("IRBs) or ethics committees may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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

Before we can initiate clinical trials in the U.S. for our product candidates, we must submit the results of preclinical testing and any previous clinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. The initiation of clinical trials in the EU Member States will be subject to similar requirements concerning approval by competent national authorities and the receipt of a positive opinion from the relevant ethics committees. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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
•one or more IRBs, other ethics committees refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
•changes in regulatory requirements and policies, which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs or ethics committees for reexamination.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties, such as our China Out-License. We are evaluating the opportunities for the development and commercialization of our product candidates in other foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:
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

For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by GrandPharma under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by GrandPharma or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory. Additionally, to the extent that we enter into collaborations with third parties for development and/or commercialization of our products or product candidates in foreign markets, we will be unable to directly control development and commercial activities or whether such third parties continue to develop or commercialize such products or product candidates. For example, on February 13, 2024, LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. In March 2024, we executed the Novation Agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis. As of the date of this filing, it is uncertain if and when we will receive any future milestone consideration under the China Out-License.
Another example of the changing regulatory requirements is that in the European Union ("EU"), the European Commission has presented a proposal to reform the current EU pharmaceutical legislation. The proposal intends to reduce the regulatory data protection period and orphan market exclusivity period for new medicinal products. It is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force.
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

We have entered into two license agreements with Elanco: (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 ("Eye and Derm Elanco Agreement") and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the "All Human Uses Elanco Agreement" and with the Eye and Derm Elanco Agreement, the "Elanco Agreements"), and have also entered into the China Out-License as discussed elsewhere herein. We also may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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

In connection with our in-license, out-license, or other collaborations or strategic alliances, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to the Elanco Agreements, we made certain covenants to only engage with third party suppliers previously approved by Elanco, and only under certain circumstances. These provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other product candidates and may materially harm our business, financial condition, results of operations and prospects.

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

Since our inception, we have funded our operations through private placements of preferred stock, convertible promissory notes, the sale of our common stock in our IPO and the Follow-On Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License, and draws on our Credit Facility and Pharmakon Credit Facility. We expect our expenses to increase substantially and we will require a larger amount of capital to fund our commercialization efforts, the development of our product candidates and the maintenance and expansion of our operations and capabilities. These expenditures will include costs associated with marketing and selling any products approved for sale, including XDEMVY, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing assets consistent with our core strategy and other unanticipated costs. Further, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.
We believe that our cash, cash equivalents and marketable securities of $298.5 million as of March 31, 2024 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.
We will need to raise substantial additional capital to complete the development and commercialization of XDEMVY and our other product candidates through one or more of: equity offerings, draws from our Pharmakon Credit Facility, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources.
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

Until such time we can generate substantial revenue from product sales, including from XDEMVY, our only approved product, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, and March 2024, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million, $99.3 million, and $107.7 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, and 2,812,500 shares of common stock, and in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the

March 2024 Public Offering. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the Pharmakon Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of assets, engaging in mergers, acquisitions, and similar transactions, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver, and SVB was subsequently transferred into a new entity, SVBB. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that Silicon Valley Bridge Bank has assumed the obligations and commitments of former SVB and commitments to advance under existing credit agreements with former SVB will be honored by SVBB in accordance with and pursuant to the terms of such credit agreements. In March 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as SVB, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership.
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
On April 19, 2024 we entered into the Pharmakon Credit Facility with Pharmakon. The Pharmakon Credit Facility provides a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.8 million. The Pharmakon Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones, which may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively. The Pharmakon Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. However, there are no financial covenants. The Pharmakon Credit Facility contains representations and warranties, affirmative and negative covenants in each case customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of assets, engage in mergers, acquisitions, and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.

Such restrictions could limit our ability to take certain actions and could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. Our obligations under the Pharmakon Credit Facility are secured by a lien in substantially all of our assets, subject to certain exclusions. If we were unable to repay amounts due under the Pharmakon Credit Facility, Pharmakon could proceed against such assets. Any declaration by Pharmakon of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause or to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. For example, our Pharmakon Credit Facility may restrict our ability to pursue certain mergers, acquisitions or consolidations without obtaining the prior consent of Pharmakon or repaying our outstanding loan amounts.

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

We have incurred substantial losses during our history which we expect to continue, we do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state, and local income taxation are complex and are constantly under review by legislators, the U.S. Department of Treasury, and the Internal Revenue Service. Changes to tax laws (which may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders.
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
•loss of the cooperation of an existing or future collaborator, including by Elanco Agreements; and
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities.

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
We or our third-party manufacturers may encounter shortages in the raw materials or API necessary to produce XDEMVY or our product candidates in the quantities needed in sufficient quantities for our commercialization or to meet an increase in demand, or for our clinical trials, as a result of capacity constraints or delays or disruptions in the market for the raw materials or APIs, including shortages caused by the purchase of such raw materials or APIs by our competitors or others. The failure of us or our third-party manufacturers to obtain the raw materials or APIs necessary to manufacture sufficient quantities of XDEMVY or our product candidates, may have a material adverse effect on our business.

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

Pursuant to the Elanco Agreements we acquired exclusive, worldwide, sublicensable licenses to certain intellectual property of Elanco for the development, marketing and commercialization of lotilaner for (i) the treatment, prevention, palliation or cure of any eye or skin disease or condition in humans and (b) all other applications in humans, respectively. The Elanco Agreements impose various development, regulatory, commercial diligence, financial and other obligations on us. If we fail to comply with our obligations under the Elanco Agreements, or otherwise materially breach either Elanco Agreement, and fail to remedy such failure or cure such breach within 60 days, Elanco will have the right to terminate the applicable Elanco Agreement. If we fail to meet any milestones by the achievement deadlines set forth in either Elanco Agreement for any reason other than those outside of our reasonable control, and such milestones remain unmet for 120 days after Elanco notifies us thereof, Elanco may terminate the applicable Elanco Agreement.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce and defend the patents, covering technology that we license from third parties. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the scope of patent protection outside of the U.S. is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing or will pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. As noted above, the Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License agreement with a combined condition of patent issuance related to TP-03 in China. If we are not able to obtain the aforementioned patent issuance in China, the likelihood we achieve the associated milestone, as well as commercialization in the China Territory would be substantially decreased.

Further, we may not be aware of all third-party intellectual property rights potentially relating to XDEMVY or our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to commercialize our products, is highly uncertain. Because we have not yet conducted a formal patent landscape analysis related to XDEMVY or our product candidates, we may not be aware of issued patents that a third party might assert are infringed by XDEMVY or one of our current or future product candidates, which could materially impair our ability to commercialize XDEMVY or our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including XDEMVY, TP-03, TP-04 or TP-05, we may not successfully find patents that our products or product candidates, including XDEMVY, TP-03, TP-04 or TP-05, may infringe. If we are unable to confirm that our products do not infringe third-party patents, others could preclude us from commercializing XDEMVY or our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not published at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in post-grant review or interference procedures, oppositions, derivations, revocations, reexaminations, or inter partes review proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize XDEMVY or our current or future product candidates.

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

In addition to the Elanco Agreements, from time to time we may be required to license technology from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all.

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

If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. In each of the Elanco Agreements, Elanco retains, and future licensors could retain, the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce such licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. If our licensors do not adequately protect such licensed intellectual property, competitors may be able to use such intellectual property and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our products and product candidates and delay or render impossible our achievement of profitability. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

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

Competitors may infringe, misappropriate or otherwise violate our patents, trademarks, copyrights or other intellectual property. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. To counter infringement or unauthorized use, we may be required to file infringement or other intellectual property-related claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from making, using, or selling the invention at issue. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-

examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from making, using or selling the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making, using and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks, which could materially harm our business and negatively affect our position in the marketplace.

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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing an enforceable agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Despite these efforts, our assignment agreements may not be self-executing and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we fail in bringing or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could materially, and adversely affect our business, financial condition, results of operations, and growth prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees. The assignment risks of this paragraph could also pertain to any intellectual property licensed-in to us. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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
•the U.S. Supreme Court, other U.S. federal courts, U.S. Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, our or our licensors’ patents;
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

XDEMVY and any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacturing, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution are very heavily regulated. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and have relied and expect to continue to rely on third-party CROs to assist us in this process. Securing FDA or comparable foreign regulatory approval such as a marketing authorization from the European Commission or the competent authorities of the individual EU Member States requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate’s safety and efficacy for its intended use. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. It takes years to complete the testing of a new drug and development delays and/or failure can occur at any stage of testing. Any of our present and future clinical trials may be delayed, halted, not authorized, or approval of any of our products may be delayed or may not be obtained due to any of the following:
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

The ACA substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% in 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025); (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation, at the

CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole" (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025). In the future, Congress may consider other legislation to modify elements of the ACA or other health care reform measures, agencies may further alter their implementation of elements of the ACA or other such measures, and other judicial challenges to elements of the ACA or other such measures may be brought. The extent to which any such changes may impact our business or financial condition is uncertain.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws. Subsequent legislation extended the 2% reduction, generally to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. The American Taxpayer Relief Act of 2012 among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and related services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 which first affected physician payment in 2019. It is unclear how the introduction of the Medicare quality payment program will impact our business.
The IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme and a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified Non FAMP starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our products.
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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as "Trade Laws", prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission ("FTC")), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, in California, the CCPA, as amended by the California Privacy Rights Act ("CPRA"), creates transparency requirements, grants to California consumers (as that term is broadly defined) several rights with regard to their personal information, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California consumers, and provides such consumers with ways to opt-out of certain sales of personal information. The CPRA introduced significant amendments to the CCPA and established and funded the CPPA. The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut, have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the U.S, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. The CCPA and other state laws could impact our business activities depending on how they are interpreted and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and have been proposed and enacted in other states.

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

Activities outside of the U.S. require adherence to local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the United Kingdom (“UK”), as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“GDPR”) imposes certain obligations and restrictions on the ability to collect, analyze, use, store, disclose, transfer, or otherwise process personal data, including health-related information from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligations to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities disclosed to the individuals, dealing with restrictions on sharing of personal data with third parties, and the transferring of personal data out of the EU, having contractual arrangements in place where required (such as with clinical trial sites and vendors), reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests, and keeping records of processing activities. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the European Economic Area ("EEA"), Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable Member State/UK local law may result in substantial fines, amongst other things (such as notices requiring compliance within a certain timeframe). The GDPR provides for fines and other administrative penalties in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Further, the UK Government may amend/update UK data protection laws, which may result in changes to our business operations and potentially incur commercial cost.

Additionally, European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the EEA (including the EU), UK, and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in 2023 ("EU-U.S. Data Privacy Framework"). The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism under the GDPR is using the EU Standard Contractual Clauses (“EU SCCs”) as approved by the European Commission in 2021. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. It follows from case law of the Court of Justice of the European Union and the European Data Protection Board that compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data In the UK, international transfer mechanisms have been approved, including: the International Data Transfer Agreement and the International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has issued and maintains guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.
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

We are an emerging growth company as defined in the JOBS and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2025, the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-

voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2024, we had 37,749,468 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933 (the Securities Act") and various vesting agreements.
We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our ATM program, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in March 2024 we completed a follow-on public offering of 2.8 million shares of our common stock at a public offering price of $32.00 per share and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock at a price of $31.9999 per pre-funded warrant, for aggregate net proceeds of approximately $107.7 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses) and in the fourth quarter of 2023 we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our ATM program. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our officers, directors and holders of more than 5% of our outstanding common stock acting together, will, due to their holdings of our common stock, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and we will incur significant legal, accounting and other expenses. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Market LLC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Therefore, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engaging outside consultants, continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This requires us to incur substantial professional fees and internal costs to maintain compliance.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Our Pharmakon Credit Facility also contains a negative covenant that prohibits us from paying dividends subject to limited exceptions. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
In May 2023, Bobak Azamian, Chief Executive Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the sale of up to 291,000 shares of common stock held by Dr. Azamian between August 23, 2023 and July 24, 2024. Dr. Azamian terminated the trading plan effective January 8, 2024.
In May 2023, Jose Trevejo, former Chief Medical Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the sale of up to 6,107 shares of common stock held by Dr. Trevejo between August 17, 2023 and May 16, 2024. Dr. Trevejo terminated the trading plan effective January 12, 2024.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1#	Separation Agreement, dated February 21, 2024, by and between Registrant and Jose Trevejo.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARSUS PHARMACEUTICALS, INC.

Date:	May 8, 2024	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	May 8, 2024	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)