Form 10-Q
period 2024-06-30
Tarsus Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to ____.
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

As of August 2, 2024, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 38,041,737.

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

PART I—FINANCIAL INFORMATION
Item I. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,095	$224,947
Marketable securities	142,485	2,495
Accounts receivable, net	29,529	16,621
Inventory	2,195	3,107
Other receivables	1,312	1,093
Prepaid expenses	5,972	7,868
Total current assets	362,588	256,131
Inventory, non-current	2,533	—
Property and equipment, net	2,241	1,468
Intangible assets, net	3,667	3,867
Operating lease right-of-use assets	1,969	1,880
Long-term investments	3,000	631
Other assets	846	1,514
Total assets	$376,844	$265,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$43,526	$23,691
Accrued payroll and benefits	8,045	13,245
Total current liabilities	51,571	36,936
Term loan, net	71,578	29,819
Other long-term liabilities	1,449	1,748
Total liabilities	124,598	68,503
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 38,030,385 shares issued and outstanding at June 30, 2024 (unaudited); 34,211,190 shares issued and outstanding at December 31, 2023	6	5
Additional paid-in capital	566,093	441,641
Accumulated other comprehensive loss	(176)	(2)
Accumulated deficit	(313,677)	(244,656)
Total stockholders’ equity	252,246	196,988
Total liabilities and stockholders’ equity	$376,844	$265,491
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$40,813	$—	$65,533	$—
License fees and collaboration revenue	—	—	2,894	2,500
Total revenues	40,813	—	68,427	2,500

Operating expenses:
Cost of sales	3,004	—	4,658	—
Research and development	12,319	12,546	24,385	24,902
Selling, general and administrative	58,792	20,275	110,370	35,371
Total operating expenses	74,115	32,821	139,413	60,273
Loss from operations before other income (expense)	(33,302)	(32,821)	(70,986)	(57,773)
Other income (expense):
Interest income	4,130	2,226	7,247	4,519
Interest expense	(2,109)	(815)	(3,092)	(1,499)
Loss on debt extinguishment	(1,944)	—	(1,944)	—
Other (expense) income, net	(59)	(47)	546	(41)
Realized/unrealized (loss) gain on equity investments	(6)	15	(591)	(50)
Change in fair value of equity warrants issued by licensee	—	18	(201)	1
Total other income, net	12	1,397	1,965	2,930
Net loss	$(33,290)	$(31,424)	$(69,021)	$(54,843)

Other comprehensive loss:
Unrealized (loss) gain on marketable securities and cash equivalents	(113)	47	(174)	51
Comprehensive loss	$(33,403)	$(31,377)	$(69,195)	$(54,792)

Net loss per share, basic and diluted	$(0.88)	$(1.17)	(1.89)	(2.05)
Weighted-average shares outstanding, basic and diluted	37,823,233	26,815,733	36,530,756	26,779,203

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(35,731)	(35,731)
Recognition of stock-based compensation expense	—	—	5,519	—	—	5,519
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,328	—	—	98,329
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	49,310	—	802	—	—	802
Issuance of common stock upon the vesting of restricted stock units	207,718	—	—	—	—	—
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2024	37,749,468	$6	$555,655	$(63)	$(280,387)	$275,211
Net loss	—	—	—	—	(33,290)	(33,290)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock upon public offering	—	—	3	—	—	3
Exercise of vested stock options	99,678	—	1,818	—	—	1,818
Issuance of common stock upon the vesting of restricted stock units	115,251	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	65,988	—	1,136	—	—	1,136
Other comprehensive loss	—	—	—	(113)	—	(113)
Balance as of June 30, 2024	38,030,385	$6	$566,093	$(176)	$(313,677)	$252,246

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	(23,419)	(23,419)
Recognition of stock-based compensation expense	—	—	3,906	—	—	3,906
Exercise of vested stock options	6,443	—	13	—	—	13
Issuance of common stock upon the vesting of restricted stock units	66,611	—	—	—	—	—
Other comprehensive gain	—	—	—	4	—	4
Balance as of March 31, 2023	26,800,512	$5	$305,651	$(70)	$(132,182)	$173,404
Net loss	—	—	—	—	(31,424)	(31,424)
Recognition of stock-based compensation expense	—	—	5,192	—	—	5,192
Exercise of vested stock options	16,118	—	45	—	—	45
Issuance of common stock upon the vesting of restricted stock units	45,653	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	37,289	—	465	—	—	465
Other comprehensive gain	—	—	—	47	—	47
Balance as of June 30, 2023	26,899,572	$5	$311,353	$(23)	$(163,606)	$147,729
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(69,021)	$(54,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309	286
Amortization of intangible assets	200	—
Amortization of debt-related costs	215	173
Stock-based compensation	13,000	9,098
Loss on debt extinguishment	1,944	—
Non-cash lease expense	295	285
Realized/unrealized loss on equity investments	591	50
Net amortization/accretion of marketable securities	(1,588)	(2,551)
Change in fair value of equity warrants issued by licensee	201	(1)
Unrealized gain from transactions denominated in a foreign currency	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,908)	—
Inventory	(1,621)	—
Other receivables	(218)	3,336
Prepaid expenses	1,832	(235)
Other non-current assets	589	(506)
Accounts payable and other accrued liabilities	19,422	(637)
Accrued payroll and benefits	(5,200)	(213)
Other long-term liabilities	(233)	(37)
Net cash used in operating activities	(52,193)	(45,796)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	13,040	105,180
Purchases of marketable securities	(151,576)	(28,667)
Purchases of long-term investments	(3,000)	—
Purchases of property and equipment	(1,213)	(1,127)
Net cash (used in) provided by investing activities	(142,749)	75,386
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	98,330	—
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	9,365	—
Proceeds from sale of common stock under employee stock purchase plan	1,136	465
Proceeds from exercise of equity awards	2,620	58
Proceeds from term loan	75,000	5,000
Payments for debt extinguishment	(31,877)	—
Payment of term loan issuance costs	(3,484)	—
Net cash provided by financing activities	151,090	5,523
Net (decrease) increase in cash and cash equivalents	(43,852)	35,113
Cash and cash equivalents — beginning of period	224,947	71,660
Cash and cash equivalents — end of period	$181,095	$106,773
Supplemental Disclosures Noncash Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$384	$1,846
Interest expense paid in cash	$1,336	$1,302
Additions of property and equipment included within accounts payable and other accrued liabilities	$3	$21
Offering costs included within accounts payable and accrued liabilities	$139	$—
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
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the "2024 Shelf Registration Statement"). On March 5, 2024 the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of June 30, 2024, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed on March 5, 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
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
During the three and six months ended June 30, 2024, there were no sales of the Company's common stock pursuant to the 2023 ATM Prospectus. During the year ended December 31, 2023, the Company sold 1,000,000 shares of common stock under the 2023 ATM Prospectus for net proceeds of $19.2 million, after deducting broker commissions and offering-related expenses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Liquidity

The Company has a limited operating history, limited history of product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through its Initial Public Offering ("IPO"), subsequent follow-on public offerings, and the 2023 ATM Prospectus, as well as from proceeds from product sales, the development and license agreement (the "China Out-License"), and draws on the current loan and security agreement (the "2024 Credit Facility") with Pharmakon Advisors, LP ("Pharmakon") and the previous loan and security agreement with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB") (collectively the "Credit Facilities"). The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements for at least 12 months from the issuance date of the accompanying Condensed Financial Statements that have been prepared on a going-concern basis.
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
The interim Condensed Balance Sheet as of June 30, 2024, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and,

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and six month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other interim or annual period.
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
The Company’s Condensed Financial Statements as of and for the three and six months ended June 30, 2024, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, higher interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.
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

In April 2024, the Company made a preferred stock investment in a privately-held eye care company which does not meet the criteria for in-substance common stock. This preferred stock investment was included in long-term investments in the accompanying Condensed Balance Sheet given the Company's intent to hold these securities for longer than one year. In accordance with the measurement alternative under the Accounting Standards Codification 321, Investments— Equity Securities, at each subsequent reporting period the Company records its preferred stock investment at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings at each subsequent reporting period. In addition, at each subsequent reporting period the Company will assess for possible impairment indicators. If the Company determines that the preferred stock fair value is less than its carrying value, it will recognize an impairment loss through other income (expense) on the Condensed Statements of Operations and Comprehensive Loss. As of June 30, 2024, there have been no observable transactions or impairment indicators that would result in a change to the fair value of the Company's preferred stock investment. As of December 31, 2023, there were no preferred stock investments.
As of December 31, 2023, the LianBio common stock was classified as long-term investments due to the Company's intent at that time to hold these shares for longer than one year. These equity securities were designated as available-for-sale with associated unrealized gains or losses reported in other income (expense) within the Condensed Statements of Operations and Comprehensive Loss.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company's customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses as of and during the three and six months ended June 30, 2024.
Inventory
Inventory is valued at the lower-of-cost or net realizable value, with cost determined on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and adjusts the value for any excess and obsolete inventory to net realizable value in the period in which the impairment is first identified and such charges are recorded as a component of cost of sales in the Condensed Statements of Operations and Comprehensive Loss. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required. The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Condensed Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. Prior to FDA approval of XDEMVY in July 2023, costs related to the production of inventory were recorded as research and development expense on the Condensed Statements of Operations and Comprehensive Loss in the period incurred. The Company evaluates inventory levels

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
that would be sold within one year. The portion of inventory that is not expected to be sold or used within one year is classified as inventory, non-current on the accompanying Condensed Balance Sheet.
Intangible Assets, Net
Intangible assets are measured at fair value as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The carrying value of intangible assets as a result of achieving certain commercial milestones was $3.7 million and $3.9 million as of June 30, 2024 and December 31, 2023, respectively, and are amortized to cost of sales over their useful life of 10 years from the date of first commercial sale (see Note 7). Amortization expense for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million; no amortization expense was recorded for the three and six months ended June 30, 2023.
As of June 30, 2024, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2024 (remaining six months)	$200
2025	400
2026	400
2027	400
2028	400
Thereafter	1,867
Total future amortization	$3,667
Long-lived intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in the Condensed Statements of Operations and Comprehensive Loss. There have been no impairments of intangible assets for the three and six months ended June 30, 2024 and 2023.
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
Property and Equipment, Net
Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the three and six months ended June 30, 2024 and 2023.
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
Concentration Risk
Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains cash held on deposit at financial institutions in the U.S. These deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") in an amount up to $250,000 for any depositor. To the extent the Company holds cash deposits in amounts that exceed the FDIC insurance limitation, it may incur a loss in the event of a failure of any of the financial institutions where it maintains deposits. The Company invests its excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions, but will continue to monitor regularly and adjust, if needed, to mitigate risk, including any ongoing or new events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions. The Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to assess that this exposure is not significant.
Major Customers
The Company entered into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. The Company's four largest customers each individually accounted for more than 10% of total gross product sales, which on a combined basis accounted for 91.3% and 88.9% of gross product sales for the three and six months ended June 30, 2024, respectively. The Company did not record any product sales for the three and six months ended June 30, 2023.
As of June 30, 2024, amounts due from these four customers each exceeded 10% of gross accounts receivable and accounted for approximately 86.2% of the accounts receivable balance on a combined basis. As of December 31, 2023, the Company had five customers which each exceeded 10% of gross accounts receivable and accounted for approximately 100% of the accounts receivable balance on a combined basis.
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
License fees and collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss has historically primarily related to the China Out-License that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China Territory") — see Note 8. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
The China Out-License arrangement included the following forms of consideration: (i) non-refundable upfront license payment; (ii) equity-based consideration; (iii) sales-based royalties; (iv) sales-based threshold milestones; (v) one-time payment for executing a drug supply agreement; (vi) development milestone payments; (vii) regulatory milestone payments and the issuance of a related patent; and (viii) a one-time termination payment to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD to Xi An Grand Chang An Pharmaceutical Co., Ltd ("GrandPharma"). Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.
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
Other License Fees and Collaboration Revenue
License fees and collaboration revenue also includes revenue recognized from satisfaction of performance obligations under an existing clinical supply agreement. The Company recognizes revenue when a customer obtains control of the promised good or service. There was no revenue recognized under this arrangement for the three and six months ended June 30, 2024 and 2023, respectively.
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
Selling, General and Administrative
Selling, general and administrative costs consist of salaries, benefits, stock-based compensation and other personnel-related costs for the Company's executive, finance, sales and marketing, and other administrative functions. Selling, general and administrative expenses also include sales and marketing costs to support our commercial launch, consulting fees, legal services, rent and other facilities costs, patient assistance donations, the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers, and other general operating expenses not otherwise classified as research and development expenses. Advertising costs are expensed as incurred.

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
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recorded based on the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating losses and tax credit carry forwards using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain due to the Company’s historical operating performance and recorded cumulative net losses in prior fiscal periods. A valuation allowance is recorded to reduce deferred tax assets, because based upon a weighting of positive and negative factors, it is more likely than not that these deferred tax assets will not be realized. If or when the Company were to determine that deferred tax assets are realizable, an adjustment to the corresponding valuation allowance would increase the net income in the period that such determination was made.
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
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This Update requires publicly traded entities to provide enhanced disclosures about significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public traded entities with a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and is effective for the Company beginning with the Company's Annual Report on Form 10-K for the year ended 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on the Company's financial statements.
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$181,095	$—	$—	$181,095
U.S. Treasury securities	25,031	—	—	25,031
Commercial paper	—	41,847	—	41,847
Corporate debt securities	—	51,855	—	51,855
Government-related debt securities	—	23,752	—	23,752
Total assets measured at fair value	$206,126	$117,454	$—	$323,580
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$224,947	$—	$—	$224,947
Government-related debt securities	—	2,495	—	2,495
Common stock in LianBio	631	—	—	631
Equity warrants (for LianBio shares)	—	—	225	225
Total assets measured at fair value	$225,578	$2,495	$225	$228,298
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
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction, the Company and LianBio, executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio at an exercise price equal to common stock par value, which converted into warrants of the parent company of LianBio (a pharmaceutical company focused on the Greater China and other Asian markets; Nasdaq: LIAN; any references to common stock or warrants of LianBio shall refer to common stock or warrants of the publicly-traded parent of LianBio) in connection with LianBio's previous initial public offering. The first two tranches were vested exercised, and converted into 156,746 shares of LianBio common stock as of December 31, 2022 and were recognized at fair value within long-term investments in the Condensed Balance Sheets as of December 31, 2023. As of December 31, 2023, LianBio common stock was classified within Level 1 of the fair value hierarchy, given its publicly reported price.

On February 13, 2024, LianBio announced its plan to wind down its operations. On March 14, 2024, LianBio's Board of Directors made a special cash dividend payment to the Company for $0.7 million (equivalent to $4.80 per share), which was recorded to other income (expense) in the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024. LianBio was delisted from Nasdaq in March 2024 and trades on the over-the-counter markets. In March 2024, the Company executed an agreement with GrandPharma, a subsidiary of Grand Pharmaceutical Group Limited, and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD from LianBio to GrandPharma (the "Novation Agreement"). In June 2024, the Company sold its LianBio common stock

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
and recognized a realized loss within other income (expense) in the Condensed Statements of Operations and Comprehensive Loss during the three and six months ended June 30, 2024, which was not material.

Simultaneous with the execution of the Novation Agreement, the Company entered into an agreement with LianBio to terminate the unvested third tranche of the equity warrants related to the purchase of 78,373 shares of LianBio common stock (the "Warrant Termination Agreement") for a cancellation payment of $0.4 million (see Note 8). Upon execution of the Warrant Termination Agreement the Company recorded the final change in fair value of the equity warrant to other income (expense) in the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024, and removed the equity warrant from other assets in the Condensed Balance Sheet.
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	June 30, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$181,095	$—	$—	$181,095
Total cash equivalents	$181,095	$—	$—	$181,095

Marketable securities:
U.S. Treasury securities	$25,070	$—	$(39)	$25,031
Commercial paper	41,894	—	(47)	41,847
Corporate debt securities	51,918	1	(64)	51,855
Government-related debt securities	23,778	—	(26)	23,752
Total marketable securities	$142,660	$1	$(176)	$142,485
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$224,947	$—	$—	$224,947
Total cash equivalents	$224,947	$—	$—	$224,947

Marketable securities:
Government-related debt securities	$2,496	$—	$(1)	$2,495
Total marketable securities	$2,496	$—	$(1)	$2,495

Long-term investments:
Common stock in LianBio	$1,108	$—	$(477)	$631
Total long-term investments	$1,108	$—	$(477)	$631
(1) This balance includes cash requirements settled on a nightly basis.
As of June 30, 2024, substantially all available-for-sale debt securities had a maturity of 12 months or less. Two securities have a contractual maturity between one and three years, with an estimated fair market value of $10.3 million and amortized cost of $10.3 million. As of December 31, 2023, all available-for-sale debt securities had a maturity of 12 months or less. As of June 30, 2024 and December 31, 2023, the Company had thirty-two available-for-sale debt securities and one available-for-sale debt security, respectively, in a continuous gross unrealized loss position for less than one year. As of June 30, 2024 and December 31, 2023, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	June 30, 2024	December 31, 2023
Current assets
Raw materials	$—	$2,533
Work in progress	1,195	392
Finished goods	1,000	182
Inventory	2,195	3,107
Non-current assets
Raw materials	2,533	—
Inventory, non-current	2,533	—
Total inventory	$4,728	$3,107
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Furniture and fixtures	$1,397	$1,251
Office equipment	1,044	660
Laboratory equipment	167	167
Leasehold improvements	680	680
Manufacturing equipment	551	—
Property and equipment, at cost	3,839	2,758
(Less): Accumulated depreciation and amortization	(1,598)	(1,290)
Property and equipment, net	$2,241	$1,468
Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.3 million, respectively.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	June 30, 2024	December 31, 2023
Trade accounts payable and other	$26,653	$18,149
Accrued product sales deductions	15,801	4,867
Accrued clinical studies	467	277
Operating lease liability, current	605	398
Accounts payable and other accrued liabilities	$43,526	$23,691

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of June 30, 2024, the Company had 38,030,385 shares of common stock issued and outstanding, which excludes 312,500 of pre-funded warrants that remain exercisable at period end and are reserved for future issuance. As of December 31, 2023, the Company had 34,211,190 shares of common stock issued and outstanding, respectively. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan ("ESPP") are summarized below:

	June 30, 2024	December 31, 2023
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,402,839	7,054,222
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,793,446	2,859,434
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	5,116,594	4,760,366
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,900,370	1,708,725
Total shares of common stock reserved	17,213,249	16,382,747
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, and the ESPP was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$190	$—	$325	$—
Research and development	1,866	1,491	3,331	2,654
Selling, general and administrative	5,425	3,701	9,344	6,444
Total stock-based compensation	$7,481	$5,192	$13,000	$9,098
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	6.25	6.25	6.25	6.25
Weighted average risk-free interest rate	4.29%	3.64%	4.10%	4.05%
Weighted average volatility	70.5%	70.7%	71.2%	71.5%
Dividend yield rate	—%	—%	—%	—%
Weighted-average grant-date fair value per stock option	$33.71	$15.55	$34.95	$15.20

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock Option Activity
Stock option activity for the period presented was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding — December 31, 2023	4,760,366	$16.62	7.53	$34,128
Granted	694,197	34.95
Exercised	(148,988)	17.57
Forfeited	(188,981)	22.51
Outstanding — June 30, 2024	5,116,594	18.86	7.33	$58,522
Exercisable — June 30, 2024	3,125,047	$15.49	6.42	$45,679
Unvested — June 30, 2024	1,991,547	$24.14	8.75	$12,843
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2024.
As of June 30, 2024, there was approximately $29.8 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.4 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding— December 31, 2023	1,708,725	$16.31
Granted	669,056	35.79
Vested	(322,969)	16.23
Forfeited	(154,442)	18.31
Outstanding — June 30, 2024	1,900,370	$22.99
As of June 30, 2024, there was approximately $39.4 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.3 years.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2024 and 2023, and was $0.5 million and $0.1 million, respectively, for the six months ended June 30, 2024 and 2023.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(33,290)	$(31,424)	$(69,021)	$(54,843)
Weighted-average shares outstanding—basic and diluted(1)	37,823,233	26,815,733	36,530,756	26,779,203
Net loss per share—basic and diluted	$(0.88)	$(1.17)	$(1.89)	$(2.05)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of June 30,
	2024	2023
Stock options, unexercised—vested and unvested	5,116,594	4,719,149
Restricted stock units—unvested	1,900,370	1,391,888
Total	7,016,964	6,111,037
7. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. In March 2024, the Company executed an amendment for an additional office suite. This amendment was accounted for as a lease modification and resulted in the recognition of an operating lease ROU asset valued at $0.4 million as of the execution date. As of June 30, 2024, the Company had six active leases for adjacent office and laboratory suites in Irvine, California with a lease term through January 2027.
The below table summarizes the components of total lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$219	$176	$398	$346
Variable lease expense	118	90	221	171
Total lease expense	$337	$266	$619	$517
As of June 30, 2024, the Company's facility leases had a remaining lease term of 2.6 years and a weighted-average incremental borrowing rate of 10%.
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

June 30, 2024
2024 (remaining six months)	$468
2025	961
2026	994
2027	83
2028	—
Total future lease payments, undiscounted	2,506
(Less): Imputed interest	(288)
(Less): Tenant improvement allowance	(164)
Present value of operating lease payments	$2,054
Operating lease liability, current	605
Operating lease liability, noncurrent	1,449
Total operating lease liability	$2,054
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
The Company has made cash payments to Elanco under the Eye and Derm Elanco Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Condensed Statements of Operations and Comprehensive Loss. During 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S., which was recorded as an intangible asset in the accompanying Condensed Balance Sheets as of June 30, 2024 and December 31, 2023. The Company is amortizing the intangible asset to cost of sales over its useful life of 10 years from the date of the first commercial sale.
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
In addition, the Company is obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company received certain types of payments from its sublicensees, it was obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with FDA approval of XDEMVY. As a result of the commercialization of XDEMVY, the Company began accruing royalties payable to Elanco during the third quarter of 2023, which are recorded to cost of sales in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2024, and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheets as of June 30, 2024 and December 31, 2023. Royalty expense during the three and six months ended June 30, 2024 was $2.1 million and $3.3 million, respectively; no royalty expense was recorded for the three and six months ended June 30, 2023.

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
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share - see Note 3). In March 2024, the Company executed the Novation Agreement and upon execution of the Novation Agreement, the China Out-License agreement with LianBio was assigned to GrandPharma and a one-time payment of $2.5 million (the "Termination Payment") was made to the Company from LianBio in April 2024. This Termination Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License agreement with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into the Warrant Termination Agreement for a total cancellation payment of $0.4 million (the "Warrant Cancellation Payment"). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024 and cash and cash equivalents in the Condensed Balance Sheets as of June 30, 2024.
Through June 30, 2024, the Company received aggregate payments from LianBio totaling $86.1 million, comprised of (i) initial consideration of $15.0 million, (ii) $67.5 million for the achievement of specified milestones, (iii) $2.5 million upon execution of the Novation Agreement, (iv) $0.4 million upon execution of the Warrant Termination Agreement, and (v) $0.7 million related to a special cash dividend.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
As of June 30, 2024 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory and/or patent milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of June 30, 2024.
9. CREDIT FACILITY AGREEMENTS
In February 2022, the Company executed the Credit Facility with Hercules and SVB (the "2022 Credit Facility") and concurrently made a $20.0 million initial draw. The 2022 Credit Facility was amended in January 2023 and August 2023. As amended, the 2022 Credit Facility set a maximum interest rate, updated the terms of prepayment and extended the period for the Company to drawdown the $25.0 million tranche associated with the submission of the New Drug Application ("NDA") for TP-03. In each of March 2023 and September 2023, the Company made separate draws of $5.0 million (including SVB's commitment of $1.25 million) from this $25.0 million tranche associated with the NDA submission of TP-03. The Company did not incur any lender fees as part of the 2022 Credit Facility.
In April 2024, the Company executed a loan and security agreement (the "2024 Credit Facility") with Pharmakon with maturity in April 2029. Upon execution, the Company made a $75.0 million draw from the initial tranche of the 2024 Credit Facility, a portion of which was utilized to repay all outstanding indebtedness on the 2022 Credit Facility, resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones. The three potential additional tranches may be requested on or prior to December 31, 2024, June 30, 2025, and December 31, 2025, respectively.
Under the 2024 Credit Facility, the outstanding principal draws accrue interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. Under the First Amendment of the 2022 Credit Facility, the outstanding principal draws accrued interest at a floating interest rate per annum equal to the greater of either (i) The Wall Street Journal ("WSJ") prime rate plus 4.45% with an aggregate cap of 11.45%, or (ii) 8.45%. At the execution date of the 2022 Credit Facility, the WSJ prime rate was 3.25% and increased to 8.50% as of the date of its extinguishment.
The Company was required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the 2022 Credit Facility ("End of Term Charge"). As the 2022 Credit Facility was paid in full upon the signing of the 2024 Credit Facility agreement, the End of Term Charge of $1.4 million was paid on April 19, 2024, which was derived by multiplying 4.75% by the $30.0 million outstanding principal balance. Prior to being paid, the End of Term Charge was accreted to interest expense over the expected maturity date. The Company recognized a loss on debt extinguishment of $1.9 million during the three and six months ended June 30, 2024 in the Condensed Statements of Operations and Comprehensive Loss.
As of June 30, 2024 and 2023, the effective interest rates for the full term of the 2024 Credit Facility and the 2022 Credit Facility was 13.37% and 12.12%, respectively. The Company recognized interest expense on the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facilities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense for term loan(s)	$2,008	$724	$2,877	$1,326
Accretion of end of term charge	—	63	80	116
Amortization of debt issuance costs	101	28	135	57
Total interest expense related to term loan	$2,109	$815	$3,092	$1,499
The carrying value of the Credit Facilities consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the term loan, net and will continue to be accreted to interest expense using the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
effective interest method during its term. The principal balance of the Credit Facilities and related accretion and amortization are reported on a combined basis as term loan, net on the accompanying Condensed Balance Sheets as follows:

	June 30, 2024	December 31, 2023
Term loan, gross	$75,000	$30,000
Debt issuance costs	(3,523)	(875)
Accretion of end of term charge	—	438
Accumulated amortization of debt issuance costs	101	256
Term loan, net	$71,578	$29,819
10. RELATED PARTY TRANSACTIONS
Equity Investment in Privately-held Eye Care Company

In April 2024, the Company participated in an equity round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement the Company purchased $3.0 million of preferred stock. Drs. Azamian and Link are board members and the Company's former director, Michael Ackermann, is an executive and board member of this private company. The Company owns a small minority of this private company.
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
On January 30, 2024, this consulting agreement with the board member was amended to provide for annual cash compensation of approximately $0.4 million and an additional option grant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $27.49 per share. This amended consulting agreement may be terminated by either party with ten days' notice and contains standard confidentiality, indemnification, and intellectual property assignment provisions in favor of the Company.
The accompanying Condensed Statements of Operations and Comprehensive Loss includes selling, general and administrative expenses related to this consulting agreement of $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.2 million, for the six months ended June 30, 2024 and 2023, respectively.
Sponsorship Activities
In May 2023, a board member of the Company was appointed president of the American Society of Cataract and Refractive Surgery ("ASCRS"), a society dedicated to meeting the needs of anterior segment ophthalmic surgeons. On April 5, 2024, this board member's term as president ended with ASCRS.

The accompanying Condensed Statements of Operations and Comprehensive Loss includes selling, general, and administrative expenses related to sponsorship and event-related activities associated with ASCRS as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ASCRS expenses	$215	$28	$272	$217
	$215	$28	$272	$217

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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our initial public offering ("IPO, our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering"), August 2023 (the "August 2023 Public Offering"), and March 2024 (the "March 2024 Public Offering", collectively the “Follow-On Public Offerings”), as well as proceeds from our sales agreement prospectus (the "2023 ATM Prospectus"), and drawdowns from our loan and security agreement (the "2024 Credit Facility") with funds associated with Pharmakon Advisors, LP ("Pharmakon").
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
References in this Quarterly Report on Form 10-Q to the terms, “Tarsus,” the “Company,” “we,” “our,” and “us” refer to Tarsus Pharmaceuticals, Inc., unless the context otherwise indicates.
Overview
Our Business
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. Our commercial product, XDEMVY (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, was approved by the U.S. Food and Drug Administration ("FDA") in July 2023 for the treatment of Demodex blepharitis caused by the infestation of Demodex mites. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.
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
Recent Business and Clinical Highlights
XDEMVY:
•During the three and six months ended June 30, 2024 we recognized $40.8 million and $65.5 million, respectively, in net product sales, an increase of 65% when comparing the first and second quarters of 2024.
•Delivered more than 37,000 bottles of XDEMVY to patients during the second quarter of 2024.
•Gross-to-net discounts improved substantially to 44% during the second quarter of 2024 from 55% during the first quarter of 2024.
•Approximately 11,000 ECPs have started patients on XDEMVY launch-to-date with more than 60% of ECPs prescribing XDEMVY to multiple patients as of August 7, 2024.
•We significantly expanded payer coverage of XDEMVY among commercial and now Medicare payers.
◦Secured several new contracts in the second quarter of 2024, including another major commercial plan with more than 20 million covered lives, and one major Medicare payer with more than 10 million covered lives. We expect to begin recognizing the benefits of these major contracts during the third quarter of 2024.
◦Remain well positioned for even broader coverage and a steady state gross-to-net discount percentage in the low 40's in 2025.
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
TP-03 China Territory Out-License: In February 2024, LianBio Ophthalmology Limited ("LianBio") announced its plan to wind down its operations. In March 2024, LianBio's Board of Directors made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share, the fair value of the LianBio common stock).
On March 26, 2024, we executed an agreement with Xi An Grand Chang An Pharmaceutical Co., Ltd. ("GrandPharma"), a subsidiary of Grand Pharmaceutical Group Limited, and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD (the "Novation Agreement"). Upon execution of the Novation Agreement, the development and license agreement with LianBio (the "China Out-License"), was assigned to GrandPharma and a one-time payment of $2.5 million (the "Termination Payment") was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024. Additionally, the Novation Agreement amended the $15.0 million future development milestone related to the approval of TP-03 for the treatment of Demodex blepharitis in the China Territory, as defined in the China Out-License, with a combined condition of issuance of a patent related to TP-03. All references to the China Out-License in this Quarterly Report on Form 10-Q shall refer to the China Out-License, as assigned from LianBio to GrandPharma, pursuant to the Novation Agreement.
Simultaneous with the execution of the Novation Agreement, we entered into an agreement with LianBio to terminate the third tranche of the equity warrants related to the purchase of 78,373 shares of LianBio common stock for a total cancellation payment of $0.4 million (the "Warrant Termination Payment"), which is recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024. In June 2024, we sold our shares of LianBio common stock (see Note 3).
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our IPO, our subsequent Follow-On Public Offerings in May 2022, August 2023, and March 2024, and our 2023 ATM Prospectus, as well as proceeds from net product sales, our China Out-License, and drawdowns from our Credit Facilities.
We have incurred significant net operating losses ("NOLs") in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net loss was $33.3 million and $31.4 million for the three months ended June 30, 2024 and 2023, respectively, and $69.0 million and $54.8 million for the six months ended June 30, 2024 and 2023, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
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
•hire additional staff, including clinical, scientific, technical, regulatory, marketing, sales, operations, financial, and other support personnel, to execute our business plan; and
•add information systems and personnel to support our product development and commercialization efforts, and to enable us to operate as a public company.
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
Because of the numerous risks and uncertainties associated with drug product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate significant revenue from net product sales we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels.
As of June 30, 2024, our aggregate cash, cash equivalents and marketable securities was $323.6 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the Macroeconomic Environment
Recently, the economy has experienced downward pressure, and together with high rates of inflation and energy supply issues experienced in certain regions, war and geopolitical conflicts, have led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration.
In addition, we may be exposed to credit risk on deposits at financial institutions to the extent our account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We maintain cash held in deposit at financial institutions in the U.S. While these deposits are insured by the FDIC in an amount up to $250,000 for any depositor, to the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits. We invest our excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty. We believe the Company is not exposed to significant credit risk due to the financial position of the depository institutions and the types of accounts we hold, but we will continue to monitor regularly and adjust, if needed, to mitigate risk, including any ongoing or new events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions.
See the section titled Risk Factors in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.

Components of our Results of Operations
Comparison of the Three Months Ended

	Three Months Ended June 30,		Change
	2024	2023
	(in thousands)
Revenues:
Product sales, net	$40,813	$—	*
Total revenues	40,813	—	40,813
Operating expenses:
Cost of sales	3,004	—	*
Research and development	12,319	12,546	(227)
Selling, general and administrative	58,792	20,275	38,517
Total operating expenses	74,115	32,821	41,294
Loss from operations before other income (expense)	(33,302)	(32,821)	(481)
Other income (expense):
Interest income	4,130	2,226	1,904
Interest expense	(2,109)	(815)	(1,294)
Loss on debt extinguishment	(1,944)	—	(1,944)
Other income, net	(59)	(47)	(12)
Realized/unrealized (loss) gain on equity investments	(6)	15	(21)
Change in fair value of equity warrants issued by licensee	—	18	(18)
Total other income, net	12	1,397	(1,385)
Net loss	$(33,290)	$(31,424)	$(1,866)
* Not meaningful for further disclosure.
Product Sales, Net

During the three months ended June 30, 2024 we recognized revenue of $40.8 million from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 37,000 bottles of XDEMVY delivered to patients. During the three months ended June 30, 2023, there were no product sales, net recognized.
Cost of Sales
For the three months ended June 30, 2024, we recognized $3.0 million in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. During the three months ended June 30, 2023, there were no cost of sales recognized.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2024	2023
Direct external expenses:
TP-03 program	$3,983	$4,349	$(366)
TP-04 program	125	796	(671)
TP-05 program	474	984	(510)
Other early-stage programs	281	—	281
Indirect expenses:
Compensation and personnel-related	6,672	5,866	806
Other	784	551	233
Total research and development expenses	$12,319	$12,546	$(227)

Research and development expenses decreased by $0.2 million for the three months ended June 30, 2024, as compared to the prior year period. This decrease was primarily due to (i) $0.4 million of decreased TP-03 program expenses primarily due to completion of the Ersa Phase 2a trial, partially offset by Phase 4 studies, (ii) $0.7 million of decreased TP-04 program expenses related to completion of the Galatea trial, and (iii) $0.5 million of decreased TP-05 program expenses including $0.2 million for the food effect study and $0.4 million for the Carpo trial. These decreases were partially offset by (i) $0.8 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $0.4 million) related to 10 employee additions period over period to drive our product development initiatives, (ii) $0.2 million of other indirect expenses, and (iii) $0.3 million of increased early-stage programs.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $38.5 million for the three months ended June 30, 2024, as compared to the prior year period. The increase was primarily due to (i) $11.0 million of increased payroll and employee-related costs (including increased stock-based compensation expense of $1.7 million) for 153 commercial and corporate employee additions, period over period, to support our business growth and commercial leadership hires for our commercial launch of XDEMVY, (ii) $13.8 million of increased commercial and marketing costs as we continued our commercial expansion for the commercial launch of XDEMVY, and (iii) $13.6 million of increased information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses have continued to increase during 2024 due to further growth and expansion of our commercial activities for XDEMVY.
Other Income, Net

Other income, net decreased by $1.4 million primarily due to $1.9 million of loss on debt extinguishment related to the Credit Facility (as defined below), and $1.3 million of increased interest expense related to the Credit Facilities (as defined below), partially offset by $1.9 million of increased interest income earned on our cash, cash equivalents and marketable securities.
Comparison of the Six Months Ended

	Six Months Ended June 30,			Change
	2024	2023
	(in thousands)
Revenues:
Product sales, net	$65,533	$—		*
License fees and collaboration revenue	2,894	2,500		394
Total revenues	68,427	2,500		65,927

Operating expenses:
Cost of sales	4,658	—		*
Research and development	24,385	24,902		(517)
Selling, general and administrative	110,370	35,371		74,999
Total operating expenses	139,413	60,273		79,140
Loss from operations before other income (expense)	(70,986)	(57,773)		(13,213)
Other income (expense):
Interest income	7,247	4,519		2,728
Interest expense	(3,092)	(1,499)		(1,593)
Loss on debt extinguishment	(1,944)	—	—	(1,944)
Other (expense) income, net	546	(41)		587
Realized/unrealized (loss) gain on equity investments	(591)	(50)		(541)
Change in fair value of equity warrants issued by licensee	(201)	1		(202)
Total other income, net	1,965	2,930		(965)
Net loss	$(69,021)	$(54,843)		$(14,178)
* Not meaningful for further disclosure.

Product Sales, Net
During the six months ended June 30, 2024 we recognized revenue of $65.5 million from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 63,000 bottles of XDEMVY delivered to patients. During the six months ended June 30, 2023, there were no product sales, net recognized.
License Fees and Collaboration Revenue
For the six months ended June 30, 2024 we recognized $2.9 million of license fees and collaboration revenue including, (i) $2.5 million for the Termination Payment related to the Novation Agreement, and (ii) $0.4 million for the Warrant Termination Payment. For the six months ended June 30, 2023 we recognized $2.5 million related to the achievement of a contractual milestone under the China Out-License. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue under the Novation Agreement to the extent other events occur, specifically related to (i) milestone achievement of certain regulatory events in the China Territory, and (ii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of Sales
For the six months ended June 30, 2024, we recognized $4.7 million in cost of sales of XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. For the six months ended June 30, 2023, there were no cost of sales recognized.
Research and Development Expenses

	Six Months Ended June 30,		Change
	2024	2023
Direct external expenses:
TP-03 program	$7,488	$7,353	$135
TP-04 program	675	1,396	(721)
TP-05 program	1,000	3,158	(2,158)
Other early-stage programs	360	180	180
Indirect expenses:
Compensation and personnel-related	13,427	11,107	2,320
Other	1,435	708	727
Elanco milestone expenses	—	1,000	(1,000)
Total research and development expenses	$24,385	$24,902	$(517)
Research and development expenses decreased by $0.5 million for the six months ended June 30, 2024, as compared to the prior year period. The decrease was primarily due (i) $1.0 million of prior period milestone expense related to our Eye and Derm Agreement with Elanco, (ii) $2.2 million of decreased TP-05 program expenses including $1.2 million for the food effect study and $1.1 million for the Carpo trial, and (iii) $0.7 million of decreased TP-04 program expenses related to completion of the Galatea trial. These decreases were partially offset by (i) $2.3 million of increased indirect expenses related to payroll and personnel-related costs (including increased stock-based compensation expense of $0.7 million) for 10 employee additions period-over-period to drive our product development initiatives, (ii) $0.7 million of other indirect expenses, and (iii) $0.1 million of increased TP-03 program expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $75.0 million for the six months ended June 30, 2024, as compared to the prior year period. The increase was primarily due to (i) $22.4 million of increased payroll and employee-related costs (including increased stock-based compensation expense of $2.9 million) for 153 commercial and corporate employee additions period-over-period to support our business growth and commercial leadership hires for our commercial launch of XDEMVY, (ii) $26.0 million of increased commercial and marketing costs as we continued our commercial expansion for the commercial launch of XDEMVY, and (iii) $26.4 million of increased information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses have continued to increase during 2024 due to further growth and expansion of our commercial activities for XDEMVY.
Other Income, Net

Other income, net decreased by $1.0 million primarily due to (i) increased interest expense of $1.6 million related to the Credit Facilities, (ii) $0.6 million change in fair value of the LianBio common stock, and (iii) $0.2 million change in fair value related to the final mark-to-market adjustment on the unvested third tranche equity warrant. These decreases to other income, net were partially offset by (i) $2.7 million of increased interest income earned on our cash, cash equivalents and marketable securities, and (ii) $0.6 million of other income, net substantially related to dividend income from LianBio.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from net product sales, the China Out-License, and drawdowns from our Credit Facilities. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $323.6 million.
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
In February 2024, we filed an automatic shelf registration statement on Form S-3 ASR (the "2024 Shelf Registration Statement"). In March 2024 we completed the March 2024 Public Offering, an underwritten follow-on public offering under the 2024 Shelf Registration Statement on Form S-3 of 2,812,500 shares of our common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock. The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. We also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full in March 2024. We received $107.7 million in aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
Open Market Sales Agreement
During the year ended December 31, 2023, we sold 1,000,000 shares of our common stock for $20.00 per share under a sales agreement prospectus filed in November 2023, pursuant to the 2023 Shelf Registration Statement (defined below) covering the sale of up to $100.0 million of our common stock pursuant to the 2023 ATM Prospectus with Jefferies LLC ("Jefferies"). This resulted in net proceeds of $19.2 million, after deducting broker commissions and offering related expenses.
During the three and six months ended June 30, 2024, there were no sales of our common stock pursuant to the 2023 ATM Prospectus.
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
As of June 30, 2024 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) $20.0 million of potential future regulatory and/or patent milestones; (ii)

$100.0 million of potential future China-based TP-03 sales threshold milestones; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
Credit Facilities
In February 2022, we executed the Credit Facility with Hercules Capital, Inc. and SVB (the "2022 Credit Facility"). Concurrent with the execution of the 2022 Credit Facility we drew $20.0 million. The 2022 Credit Facility was amended in January 2023 and August 2023. The Credit Facility, as amended, set a maximum interest rate, updated the terms of prepayment and included an extended period to drawdown the tranche associated with the New Drug Application("NDA") submission. In March 2023 and September 2023, respectively, we made draws of $5.0 million (including SVB's commitment of $1.25 million) from the $25.0 million tranche associated with the NDA submission of TP-03. We did not incur any lender fees as part of the 2022 Credit Facility.
In April 2024, the Company executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. Upon execution, we made a $75.0 million draw from the initial tranche, a portion of which was utilized to repay all outstanding indebtedness associated with the 2022 Credit Facility, for total net proceeds of $39.6 million. The 2024 Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones. The three additional tranches may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively.
The 2024 Credit Facility bears interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case. There is also no warrant coverage to the lenders and no financial covenants associated with the financing.
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $313.7 million and $244.7 million as of June 30, 2024 and December 31, 2023.
We believe that our cash, cash equivalents and marketable securities of $323.6 million as of June 30, 2024 is sufficient to fund our current and planned operations for at least the next twelve months from this Quarterly Report on Form 10-Q. We also anticipate having additional availability from our 2024 Credit Facility of at least $25.0 million on or prior to December 31, 2024 and another $100 million contingent on reaching certain sales milestones. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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

As part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM we entered into with Jefferies in 2021 (the “ATM Sales Agreement”). Under the terms of the 2023 ATM Prospectus and ATM Sales Agreement, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. In December 2023, we sold 1,000,000 shares of our common stock under the 2023 ATM Prospectus for $20.00 per share and received net proceeds of $19.2 million, after deducting broker commission and offering-related expenses.
In November 2021, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 5, 2021 (the “2021 Shelf Registration Statement”), which permitted us to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time. The 2023 Shelf Registration Statement replaced the 2021 Shelf Registration Statement.
Also, as part of the 2021 Shelf Registration Statement, we concurrently filed a sales agreement prospectus (the “2021 ATM Prospectus”) covering the sale of up to $100.0 million of our common stock pursuant to the ATM Sales Agreement. We did not sell any shares of our common stock under the 2021 ATM Prospectus. In July 2023, in connection with the August 2023 Public Offering, we terminated the sales agreement prospectus relating to the 2021 ATM Prospectus.
Other Liquidity Risks
We expect to incur significant operating losses for the foreseeable future, and for these losses to further increase, as we expand our clinical development programs for our other product candidates and given the commercial launch of XDEMVY. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time and availability of our 2024 Credit Facility;
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(52,193)	$(45,796)
Investing activities	(142,749)	75,386
Financing activities	151,090	5,523
Net (decrease) increase in cash and cash equivalents	$(43,852)	$35,113
Net Cash Used in Operating Activities
Net cash used in operating activities was $52.2 million for the six months ended June 30, 2024, which primarily consisted of our net loss of $69.0 million, partially offset by a net increase in net operating assets and liabilities of $1.7 million and a net increase in non-cash and other charges of $15.2 million. The increase in net operating assets and liabilities was primarily due to an increase in accounts payable and other accrued liabilities of $19.4 million and a decrease in prepaid expenses of $1.8 million, partially offset by cash decreases including $12.9 million of accounts receivable, $5.2 million of accrued payroll and benefits and $1.6 million of inventory. The net non-cash and other charges were primarily related to stock-based compensation expense of $13.0 million and a loss on debt extinguishment of $1.9 million.
Net cash used in operating activities was $45.8 million for the six months ended June 30, 2023, which primarily consisted of our net loss of $54.8 million, partially offset by net increases in non-cash and other charges of $7.3 million and net operating assets and liabilities of $1.7 million. The net increase in non-cash and other charges were primarily related to stock-based compensation expense of $9.1 million and depreciation expense of $0.3 million, partially offset by net amortization/accretion on marketable securities of $2.6 million. The net increase in net operating assets and liabilities was primarily due to a decrease in other receivables of $3.3 million, partially offset by a decrease in accounts payable and other accrued liabilities of $0.6 million and an increase in other non-current assets of $0.5 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $142.7 million for the six months ended June 30, 2024, and primarily relates to $151.6 million of purchased marketable securities, $3.0 million of purchased long-term investments, and $1.2 million of purchased manufacturing equipment, office equipment, and furniture and fixtures, partially offset by $13.0 million of proceeds from maturities of investments.
Net cash provided by investing activities was $75.4 million for the six months ended June 30, 2023, and primarily related to $105.2 million of proceeds from maturities of investments, partially offset by $28.7 million of purchased investments and $1.1 million of purchased furniture, fixtures and leasehold improvements for our laboratory and administrative offices.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $151.1 million for the six months ended June 30, 2024, and primarily relates to (i) $98.3 million of net proceeds from the issuance of common stock related to the March 2024 Public Offering, (ii) $9.4 million of net proceeds from the issuance of pre-funded warrants related to the March 2024 Public Offering, (iii) $75.0 million of proceeds from an initial draw against our 2024 Credit Facility, (iv) $2.6 million of proceeds from employee stock option exercises and (v) $1.1 million of proceeds from our ESPP, partially offset by (i) $31.9 million of payments on the 2022 Credit Facility, and (ii) $3.5 million of cash paid for loan issuance costs on the 2024 Credit Facility.

Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2023, which primarily relates to (i) $5.0 million of proceeds from our 2022 Credit Facility and (ii) $0.5 million of proceeds from our ESPP.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2024.
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
On June 28, 2024, the last business day of the second quarter in 2024, the aggregate market value of the shares of our common stock held by non-affiliates exceeded $700 million. As a result, we will be deemed a large accelerated filer as of December 31, 2024, as defined in Rule 12b-2 under the Exchange Act. As such, we will no longer (i) qualify as an emerging growth company, (ii) qualify as a smaller reporting company, and (iii) be exempt from providing an auditor's attestation report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
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
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors

Investing in our common stock is speculative and involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Note Regarding Forward-Looking Statements.”
Risks Related to our Business and Operations
We are an early commercial-stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. We have incurred significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and losses for the foreseeable future.

We have one product, XDEMVY, which obtained FDA approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities. For the three and six months ended June 30, 2024 and 2023 our net losses were $33.3 million and $31.4 million, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $313.7 million and $244.7 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We expect to incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, contract manufacturing organizations ("CMOs"), and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between Russia and Ukraine, conflict in the Middle East, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine and conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyber-attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the commercial operations of XDEMVY and further development of our product candidates could be delayed.

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

Risks Related to Development and Commercialization

We obtained regulatory approval for XDEMVY in the U.S. in July 2023 and commenced the commercial launch of XDEMVY in August 2023. We have limited experience as a commercial company and generating revenue from product sales. If the commercial launch of XDEMVY is unsuccessful or any future approved products are unsuccessful, we may never be profitable.

We received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the U.S. and began generating revenue from product sales during the third quarter of 2023. Our ability to become and remain profitable is heavily dependent on our ability to continue to generate revenue from XDEMVY. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure and maintain adequate healthcare coverage and the acceptance of XDEMVY by patients, ECPs and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.

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

We currently have one product approved for commercial sale, XDEMVY, which was approved by the FDA in July 2023 for the treatment of Demodex blepharitis in the U.S. The success of our business, including our ability to generate revenue from product sales in the future, will primarily depend on the successful commercialization of XDEMVY and the successful development, regulatory approvals and commercialization of our product candidates in one or more jurisdictions. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of challenging objectives, including:
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
•commercial acceptance of XDEMVY and any of our other product candidates by patients, the medical community and third-party payers, including our planned direct-to-consumer television advertising campaign;
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

XDEMVY, or any current or future product candidate that receives marketing approval, may fail to gain sufficient market acceptance by ECPs or other healthcare providers, patients, third-party payers and others in the medical community. Before the approval of XDEMVY, there was no FDA-approved prescription therapeutic for Demodex blepharitis and the only other current treatments include over-the-counter and off-label remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. Efforts to educate the medical community, patients and third-party payers on the benefits of XDEMVY and our other product candidates may require significant resources and may not be successful.

Although XDEMVY is approved for the treatment of Demodex blepharitis, ECPs and potential patients may not have sufficient information about, or recognize the need for a treatment specifically targeting Demodex blepharitis. It is possible that ECPs may continue to rely on other treatments for treating symptoms consistent with Demodex blepharitis. A key tenet of our continued commercialization strategy is to educate ECPs on Demodex blepharitis and how to diagnose it with a simple slit lamp examination as well as raise patient awareness of Demodex blepharitis. However, our efforts may prove to be unsuccessful, and we may not be able to develop this new market for XDEMVY. We may still not achieve success in promotional efforts for XDEMVY, and ECPs may continue to use existing treatments rather than XDEMVY or any other product candidate and potential patients may not inquire as to XDEMVY. It is also possible that ECPs and patients may not be willing to adopt XDEMVY for the treatment of Demodex blepharitis because of the possibility that the disease will recur despite mite eradication.

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
The sales, marketing, and distribution of XDEMVY or any future approved products may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities for our future approved products or enter into agreements with third parties to sell and market XDEMVY or any future approved products on acceptable terms, we may be unable to successfully commercialize XDEMVY or any future approved products.

We began commercializing our first product, XDEMVY, in the U.S. in July 2023. The success of our commercialization efforts for XDEMVY and any future approved products is subject to the effective execution of our business plan, including, among others, the continued development of our internal sales, marketing and distribution capabilities. For example, we have established an internal infrastructure as well as an ECP-focused sales and distribution infrastructure to market XDEMVY and our product candidates in the U.S., and have completed hiring in areas to support commercialization, including sales management, sales representatives, marketing, access and reimbursement, sales support and distribution. There are significant risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could or negatively affect the success of our commercialization efforts and business. For example, the commercialization of XDEMVY may not develop as planned or anticipated, which may require us to, among other items, adjust or amend our business plan and strategies and incur significant expenses.
Further, given our limited experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of XDEMVY or any future approved products does not develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.

Additionally, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.
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

The sizes of the market opportunities for our product or product candidates, particularly XDEMVY for the treatment of Demodex blepharitis and TP-03 for the treatment of MGD, may be smaller than we estimate, possibly materially. If we overestimate the size of these markets, our sales growth may be adversely affected. We may also not be able to grow the markets for our product candidates as intended or at all.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Our competitors may obtain FDA approval or other regulatory authority approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.

In addition, our ability to compete may be affected in many cases by insurers or other third-party payers, particularly Medicare and other comparable foreign regulatory authorities, seeking to encourage the use of generic products. Generic products are currently being used for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years.

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

•we may be required to create and implement a Risk Evaluation Mitigation Strategy ("REMS") plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, including ECPs, and/or other elements to assure safe use;
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
Under the Medicaid Drug Rebate Program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B ("Medicare Part B"). Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services ("CMS"). These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate Program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate our Medicaid Drug Rebate Program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
The Affordable Care Act of 2010 ("ACA") made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of pharmacy benefit managers ("PBM") “accumulator” programs were invalidated by a court, such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” programs, could negatively impact our financial results.
Federal law requires that a manufacturer also participate in the 340B Drug Pricing program ("340B program") in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” ("340B ceiling price") for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B program covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for Health Resources and Services Administration to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, the Inflation Reduction Act of 2022 ("IRA") established a Medicare Part D Prescription Drug Program ("Medicare Part D") inflation rebate scheme (the first rebate period was in the fourth quarter of 2022 through the third quarter of 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.
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
The Company accrues rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D, and other government health care programs in the U.S. The Company's estimates for expected utilization of commercial insurance rebates are based on data received from its customers. The Company's estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. The Company’s rebate calculations may require estimates, including estimates of customer mix, to determine which product sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, due to government invoicing delays or otherwise, the Company may need to adjust accruals, potentially adversely, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
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

Before we can initiate clinical trials in the U.S. for our product candidates, we must submit the results of preclinical testing and any previous clinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. The initiation of clinical trials in the 27 member states of the EU (the "EU Member States") will be subject to similar requirements concerning approval by competent national authorities and the receipt of a positive opinion from the relevant ethics committees. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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

For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by GrandPharma under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by GrandPharma or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory. Additionally, to the extent that we enter into collaborations with third parties for development and/or commercialization of our products or product candidates in foreign markets, we will be unable to directly control development and commercial activities or whether such third parties continue to develop or commercialize such products or product candidates. For example, on February 13, 2024, LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. In March 2024, we executed the Novation Agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD. As of the date of this filing, it is uncertain if and when we will receive any future milestone consideration under the China Out-License.
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

We have entered into two license agreements with Elanco Tiergesundheit AG (“Elanco”): (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 ("Eye and Derm Elanco Agreement") and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the "All Human Uses Elanco Agreement" and with the Eye and Derm Elanco Agreement, the "Elanco Agreements"), and have also entered into the China Out-License as discussed elsewhere herein. We also may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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

We commenced activities in 2016. Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing our company, raising capital, identifying and developing product candidates, establishing licensing arrangements and/or acquiring necessary technology, undertaking research, preclinical studies and clinical trials of our product candidates, establishing arrangements for the manufacture of XDEMVY and other product candidates and longer-term planning for commercialization efforts of XDEMVY and our other potential product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have limited experience in obtaining marketing approvals, manufacturing commercial scale product or arranging for a third party to do so on our behalf, or conducting sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products. In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We may not be successful as we transition from a company with a research and development focus to a company capable of supporting commercial activities.

Due to the ongoing commercialization of XDEMVY and our continued development of our pipeline of product candidates through clinical trials and other indications, our capital requirements are difficult to predict and may change. We may need to obtain substantial additional funding to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.

Since our inception, we have funded our operations through private placements of preferred stock, convertible promissory notes, the sale of our common stock in our IPO and the Follow-On Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License, and draws on our Credit Facilities. We expect our expenses to increase substantially and we will require a larger amount of capital to fund our commercialization efforts, the development of our product candidates and the maintenance and expansion of our operations and capabilities. These expenditures will include costs associated with marketing and selling any products approved for sale, including XDEMVY, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing assets consistent with our core strategy and other unanticipated costs. Further, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.
We believe that our cash, cash equivalents and marketable securities of $323.6 million as of June 30, 2024 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.
We will need to raise substantial additional capital to complete the development and commercialization of XDEMVY and our other product candidates through one or more of: equity offerings, draws from our Credit Facilities, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources.
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
•the cost, timing and outcome of regulatory review of our product candidates, including the potential for regulatory authorities to require that we conduct more studies and trials than those that we currently expect to conduct and the costs of post-marketing studies or REMS that could be required by regulatory authorities;
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

Until such time we can generate substantial revenue from product sales, including from XDEMVY, our only approved product, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, and March 2024, we completed the Follow-On Public Offerings, in which we received total proceeds of $74.2 million, $99.3 million, and $107.7 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, and 3,281,250 shares of our common stock, and in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of assets, engaging in mergers, acquisitions, and similar transactions, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank ("SVBB"). On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB has assumed the obligations and commitments of former SVB and commitments to advance under existing credit agreements with former SVB will be honored by SVBB in accordance with and pursuant to the terms of such credit agreements. In March 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as SVB, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership.
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
On April 19, 2024 we entered into the 2024 Credit Facility with Pharmakon. The 2024 Credit Facility provides a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.6 million. The 2024 Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones, which may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. However, there are no financial covenants. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of assets, engage in mergers, acquisitions, and similar transactions, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.

Such restrictions could limit our ability to take certain actions and could reduce our flexibility to run and manage our business which could have an adverse effect on our results of operations. Our obligations under the 2024 Credit Facility are secured by a lien in substantially all of our assets, subject to certain exclusions. If we were unable to repay amounts due under the 2024 Credit Facility, Pharmakon could proceed against such assets. Any declaration by Pharmakon of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause or to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, product candidates, products or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. For example, our 2024 Credit Facility may restrict our ability to pursue certain mergers, acquisitions or consolidations without obtaining the prior consent of Pharmakon or repaying our outstanding loan amounts.

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

We have incurred substantial losses during our history which we expect to continue, we do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not yet completed an ownership change analysis. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and reduce income tax expense in future years may be restricted or eliminated. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
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

The U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act of 1980 (the "Bayh-Dole Act"). The federal government retains a nonexclusive, nontransferable, irrevocable, paid-up license for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a nonexclusive, partially exclusive, or exclusive license to a responsible applicant or applicants. If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology that is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

If either Elanco Agreement is terminated, or if our field of use in the Eye and Derm Elanco Agreement is reduced to eye and skin conditions only by Elanco, we would lose our applicable license in the country where such license was terminated and all rights therein to the licensed intellectual property would revert to Elanco. The loss of the license from Elanco would prevent us from developing and commercializing TP-03, TP-04 and TP-05 in any country where the license is terminated and could subject us to claims of breach of contract and patent infringement by Elanco if any continued research, development, manufacture or commercialization of TP-03, TP-04 or TP-05 is covered by the affected patents. If Elanco terminates the Eye and Derm Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty-free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans. If Elanco terminates the All Human Uses Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty-free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. Accordingly, the loss of our license or the termination of our license for skin diseases and conditions or of our license for other use in humans with Elanco would materially harm our business.

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

The commercialization of XDEMVY and the development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. In 2019 and 2020, we entered into the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement, respectively. We have utilized these license rights in developing and marketing XDEMVY, and our TP-03,TP-04 and TP-05 product candidates. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of XDEMVY in other jurisdictions or our product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for the commercialization of XDEMVY in other jurisdictions or the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of XDEMVY or that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:
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

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could restrict or regulate post-approval activities, impact pricing and reimbursement and affect our ability to profitably sell XDEMVY or any other product candidates for which we obtain marketing approval and prevent or delay marketing approval of product candidates. Among policy makers and payers both federally and on the state level in the U.S. and elsewhere, including in the EU, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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
The IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Medicare Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme and a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the price of a Medicare Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Medicare Part B or Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified Non FAMP starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our products.
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

In the EU, coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. In markets outside of the U.S. and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Also, at the national level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the U.S., the EU or any other jurisdiction. If we or any third parties we may engage with are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

The Federal Trade Commission ("FTC") also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Activities outside of the U.S. require adherence to local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the United Kingdom (“UK”), as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“GDPR”) imposes certain obligations and restrictions on the ability to collect, analyze, use, store, disclose, transfer, or otherwise process personal data, including health-related information from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligations to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities disclosed to the individuals, dealing with restrictions on sharing of personal data with third parties, and the transferring of personal data out of the EU, having contractual arrangements in place where required (such as with clinical trial sites and vendors), reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests, and keeping records of processing activities. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the European Economic Area ("EEA"), Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable EU Member State/UK local law may result in substantial fines, amongst other things (such as notices requiring compliance within a certain timeframe). The GDPR provides for fines and other administrative penalties in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Further, the UK Government may amend/update UK data protection laws, which may result in changes to our business operations and potentially incur commercial cost.

Additionally, European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the EEA (including the EU), UK, and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in 2023 ("EU-U.S. Data Privacy Framework"). The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism under the GDPR is using the EU Standard Contractual Clauses (“EU SCCs”) as approved by the European Commission in 2021. In order to use the EU SCCs mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. It follows from case law of the Court of Justice of the European Union and the European Data Protection Board that compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data In the UK, international transfer mechanisms have been approved, including: the International Data Transfer Agreement and the International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has issued and maintains guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.
A lack of valid transfer mechanisms for data subject to EU/UK data protection laws could increase exposure to enforcement actions as described above, and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the EU/UK data protection laws (including laws on international data transfers as set out above) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.
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

We are currently an "emerging growth company" and "smaller reporting company" and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are currently an emerging growth company as defined in the JOBS Act and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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

As of December 31, 2024, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act. As such, we will no longer (i) qualify as an emerging growth company, (ii) qualify as a smaller reporting company, (iii) be exempt from providing an auditor’s attestation report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, or (iv) be able to take advantage of the exemptions from reporting requirements that are applicable to other public companies, including those provided above. See the Risk Factor below titled “As of December 31, 2024, we will no longer qualify as an emerging growth company or a smaller reporting company and, as a result, will no longer able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, subject to applicable transition relief.”

Investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

As of December 31, 2024, we will no longer qualify as an emerging growth company or a smaller reporting company and, as a result, will no longer able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, subject to applicable transition relief.

On June 28, 2024, the last business day of the second quarter of 2024, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700.0 million. As a result, we will be considered a large accelerated filer as of December 31, 2024, as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company at that time. We are also currently a smaller reporting company as defined in the Exchange Act. However, effective December 31, 2024, due to large accelerated filer status, we will no longer qualify as a smaller reporting company and accordingly will no longer be permitted to take advantage of the reduced reporting requirements for smaller reporting companies, subject to a transition period that allows us to use smaller reporting company scaled disclosure for our Annual Report on Form 10-K for the year ending December 31, 2024.

As a result of our loss of emerging growth company and smaller reporting company status, we expect our operating costs to increase as our compliance, reporting and other costs increase.

We incur significant costs as a result of operating as a public company and our management devotes substantial time to new compliance initiatives and corporate governance practices. We expect to incur increased costs once we no longer qualify as an emerging growth company or a smaller reporting company.

We incur significant legal, accounting and other costs operating as a public company and our management devotes substantial time to new compliance initiatives and corporate governance practices. As of December 31, 2024, we will be considered a large accelerated filer and will no longer qualify as an emerging growth company or a smaller reporting company. As a result, we will be subject to the additional reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these additional rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, the loss of emerging growth company status, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in addition to making a formal assessment of the effectiveness of our internal control over financial reporting in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

In addition, any failure to comply with the additional compliance requirements associated with losing emerging growth company and smaller reporting company status in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2024, we had 38,030,385 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933 (the "Securities Act") and various vesting agreements.
We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our ATM program, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in March 2024 we completed a follow-on public offering of 3.3 million shares of our common stock at a public offering price of $32.00 per share and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock at a price of $31.9999 per pre-funded warrant, for aggregate net proceeds of approximately $107.7 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses) and in the fourth quarter of 2023 we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our ATM program. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Our 2024 Credit Facility also contains a negative covenant that prohibits us from paying dividends subject to limited exceptions. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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
•the changing and volatile U.S., EU and global economic environments, including the impact of current or future health pandemics; and
•future accounting pronouncements or changes in our accounting policies.

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
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1#	Loan and Security Agreement, dated April 19, 2024, by and among Tarsus Pharmaceuticals, Inc and Biopharma Credit PLC, Biopharma Credit Investments V and BPCR Limited Partnership					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#
Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the Registrant treats as private or confidential. The Registrant agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARSUS PHARMACEUTICALS, INC.

Date:	August 8, 2024	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	August 8, 2024	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)