Form 10-Q
period 2024-09-30
Tarsus Pharmaceuticals, Inc.
filed 2024-11-13
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 7, 2024, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 38,226,929.

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
•We obtained regulatory approval for XDEMVY in the U.S. in July 2023 and have limited experience as a commercial company generating revenue from product sales. If the commercial launch of XDEMVY is unsuccessful or any future approved products are unsuccessful, we may never be profitable.
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
•The sizes of the market opportunity for XDEMVY for the treatment of Demodex blepharitis, as well as our other product or product candidates, have not been established with precision and may be smaller than we estimate, possibly materially. If our estimates of the sizes overestimate these markets, our sales growth may be adversely affected. We may also not be able to grow the markets for our product candidates as intended or at all.
•The development and commercialization of our products, including XDEMVY, for the treatment of Demodex blepharitis, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco Tiergesundheit AG ("Elanco").
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

PART I—FINANCIAL INFORMATION
Item I. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,210	$224,947
Marketable securities	140,742	2,495
Accounts receivable, net	29,159	16,621
Inventory	2,846	3,107
Other receivables	1,145	1,093
Prepaid expenses	7,015	7,868
Total current assets	357,117	256,131
Inventory, non-current	2,533	—
Property and equipment, net	2,393	1,468
Intangible assets, net	8,567	3,867
Operating lease right-of-use assets	1,802	1,880
Long-term investments	3,000	631
Other assets	888	1,514
Total assets	$376,300	$265,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$54,543	$23,691
Accrued payroll and benefits	11,325	13,245
Total current liabilities	65,868	36,936
Long-term debt, net	71,708	29,819
Other long-term liabilities	1,240	1,748
Total liabilities	138,816	68,503
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 38,196,072 shares issued and outstanding at September 30, 2024 (unaudited); 34,211,190 shares issued and outstanding at December 31, 2023	6	5
Additional paid-in capital	574,229	441,641
Accumulated other comprehensive gain (loss)	346	(2)
Accumulated deficit	(337,097)	(244,656)
Total stockholders’ equity	237,484	196,988
Total liabilities and stockholders’ equity	$376,300	$265,491
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$48,118	$1,653	$113,651	$1,653
License fees and collaboration revenue	—	218	2,894	2,718
Total revenues	48,118	1,871	116,545	4,371

Operating expenses:
Cost of sales	3,242	377	7,900	377
Research and development	12,128	12,105	36,513	37,007
Selling, general and administrative	57,910	30,324	168,280	65,695
Total operating expenses	73,280	42,806	212,693	103,079
Loss from operations before other income (expense)	(25,162)	(40,935)	(96,148)	(98,708)
Other income (expense):
Interest income	4,120	2,840	11,367	7,359
Interest expense	(2,445)	(858)	(5,537)	(2,357)
Loss on debt extinguishment	—	—	(1,944)	—
Other income (expense), net	67	(48)	613	(89)
Realized/unrealized loss on equity investments	—	(111)	(591)	(161)
Change in fair value of equity warrants issued by licensee	—	(36)	(201)	(35)
Total other income, net	1,742	1,787	3,707	4,717
Net loss	$(23,420)	$(39,148)	$(92,441)	$(93,991)

Other comprehensive gain:
Unrealized gain on marketable securities and cash equivalents	522	15	348	66
Comprehensive loss	$(22,898)	$(39,133)	$(92,093)	$(93,925)

Net loss per share, basic and diluted	$(0.61)	$(1.28)	$(2.48)	$(3.35)
Weighted-average shares outstanding, basic and diluted	38,381,968	30,622,440	37,286,911	28,065,434

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(35,731)	(35,731)
Recognition of stock-based compensation expense	—	—	5,519	—	—	5,519
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,328	—	—	98,329
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	49,310	—	802	—	—	802
Issuance of common stock upon the vesting of restricted stock units	207,718	—	—	—	—	—
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2024	37,749,468	$6	$555,655	$(63)	$(280,387)	$275,211
Net loss	—	—	—	—	(33,290)	(33,290)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock upon public offering	—	—	3	—	—	3
Exercise of vested stock options	99,678	—	1,818	—	—	1,818
Issuance of common stock upon the vesting of restricted stock units	115,251	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	65,988	—	1,136	—	—	1,136
Other comprehensive loss	—	—	—	(113)	—	(113)
Balance as of June 30, 2024	38,030,385	$6	$566,093	$(176)	$(313,677)	$252,246
Net loss	—	—	—	—	(23,420)	(23,420)
Recognition of stock-based compensation expense	—	—	7,415	—	—	7,415
Exercise of vested stock options	58,674	—	721	—	—	721
Issuance of common stock upon the vesting of restricted stock units	107,013	—	—	—	—	—
Other comprehensive gain	—	—	—	522	—	522
Balance as of September 30, 2024	38,196,072	$6	$574,229	$346	$(337,097)	$237,484

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	(23,419)	(23,419)
Recognition of stock-based compensation expense	—	—	3,906	—	—	3,906
Exercise of vested stock options	6,443	—	13	—	—	13
Issuance of common stock upon the vesting of restricted stock units	66,611	—	—	—	—	—
Other comprehensive gain	—	—	—	4	—	4
Balance as of March 31, 2023	26,800,512	$5	$305,651	$(70)	$(132,182)	$173,404
Net loss	—	—	—	—	(31,424)	(31,424)
Recognition of stock-based compensation expense	—	—	5,192	—	—	5,192
Exercise of vested stock options	16,118	—	45	—	—	45
Issuance of common stock upon the vesting of restricted stock units	45,653	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	37,289	—	465	—	—	465
Other comprehensive gain	—	—	—	47	—	47
Balance as of June 30, 2023	26,899,572	$5	$311,353	$(23)	$(163,606)	$147,729
Net loss	—	—	—	—	(39,148)	(39,148)
Recognition of stock-based compensation expense	—	—	5,250	—	—	5,250
Issuance of common stock upon follow-on public offering, net of issuance costs of $6.9 million	6,069,449	—	99,302	—	—	99,302
Exercise of vested stock options	109,627	—	516	—	—	516
Issuance of common stock upon the vesting of restricted stock units	25,439	—	—	—	—	—
Other comprehensive gain	—	—	—	15	—	15
Balance as of September 30, 2023	33,104,087	$5	$416,421	$(8)	$(202,754)	$213,664
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(92,441)	$(93,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	493	497
Amortization of intangible assets	300	33
Amortization of debt-related costs	344	274
Stock-based compensation	20,415	14,348
Loss on debt extinguishment	1,944	—
Non-cash lease expense	462	410
Realized/unrealized loss on equity investments	591	161
Net amortization/accretion of marketable securities	(2,732)	(3,038)
Change in fair value of equity warrants issued by licensee	201	35
Unrealized loss from transactions denominated in a foreign currency	7	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,538)	(5,362)
Inventory	(2,273)	(15)
Other receivables	(52)	2,574
Prepaid expenses	683	(1,028)
Other non-current assets	614	(608)
Accounts payable and other accrued liabilities	25,290	5,177
Accrued payroll and benefits	(1,920)	2,379
Other long-term liabilities	(233)	(4)
Net cash used in operating activities	(60,845)	(78,158)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	37,535	156,920
Purchases of marketable securities	(172,661)	(28,664)
Purchases of long-term investments	(3,000)	—
Intangible asset additions	—	(4,000)
Purchases of property and equipment	(1,495)	(1,502)
Net cash (used in) provided by investing activities	(139,621)	122,754
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	98,287	99,377
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	9,365	—
Proceeds from sale of common stock under employee stock purchase plan	1,136	465
Proceeds from exercise of equity awards	3,341	574
Proceeds from long-term debt	75,000	10,000
Payments for debt extinguishment	(31,877)	—
Payment of debt issuance costs	(3,523)	—
Net cash provided by financing activities	151,729	110,416
Net (decrease) increase in cash and cash equivalents	(48,737)	155,012
Cash and cash equivalents — beginning of period	224,947	71,660
Cash and cash equivalents — end of period	$176,210	$226,672
Supplemental Disclosures Noncash and Other Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$384	$1,846
Interest expense paid in cash	$5,488	$2,034
Additions of intangible assets included within accounts payable and other accrued liabilities	$5,000	$—
Additions of property and equipment included within accounts payable and other accrued liabilities	$58	$32
Offering costs included within accounts payable and accrued liabilities	$18	$22
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the "2024 Shelf Registration Statement"). In March 2024 the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of September 30, 2024, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed in March 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
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
During the three and nine months ended September 30, 2024, there were no sales of the Company's common stock pursuant to the 2023 ATM Prospectus. During the year ended December 31, 2023, the Company sold 1,000,000 shares of common stock under the 2023 ATM Prospectus for net proceeds of $19.2 million, after deducting broker commissions and offering-related expenses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
Operating Segment
The Company operates one reportable operating segment focused on the development and commercialization of therapeutics. To date, the Company has operated, managed and organized its business and financial information on an aggregate basis for the purpose of evaluating financial performance and the allocation of capital and personnel resources. The Company’s chief operating decision-maker ("CODM"), its Chief Executive Officer, reviews its operating results for the purpose of allocating resources and evaluating financial performance.
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
The interim Condensed Balance Sheet as of September 30, 2024, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and nine month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other interim or annual period.
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
The Company’s Condensed Financial Statements as of and for the three and nine months ended September 30, 2024, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, higher interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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

In April 2024 the Company made a preferred stock investment in a privately-held eye care company which does not meet the criteria for in-substance common stock. This preferred stock investment is included in long-term investments in the accompanying Condensed Balance Sheet given the Company's intent to hold these securities for longer than one year. In accordance with the measurement alternative under the Accounting Standards Codification 321, Investments— Equity Securities, at each subsequent reporting period the Company records its preferred stock investment at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings at each subsequent reporting period. In addition, at each subsequent reporting period the Company will assess for possible impairment indicators. If the Company determines that the preferred stock fair value is less than its carrying value, it will recognize an impairment loss through other income (expense) on the Condensed Statements of Operations and Comprehensive Loss. As of September 30, 2024, there have been no observable transactions or impairment indicators that would result in a change to the fair value of the Company's preferred stock investment. As of December 31, 2023, there were no preferred stock investments.
As of December 31, 2023, the LianBio common stock was classified as long-term investments due to the Company's intent at that time to hold these shares for longer than one year. These equity securities were designated as available-for-sale with associated unrealized gains or losses reported in other income (expense) within the Condensed Statements of Operations and Comprehensive Loss.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company's customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses as of and during the three and nine months ended September 30, 2024.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
that would be sold within one year. The portion of inventory that is not expected to be sold or used within one year is classified as inventory, non-current on the accompanying Condensed Balance Sheet.
Intangible Assets, Net
Intangible assets are measured at fair value as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The carrying value of intangible assets as a result of achieving certain commercial milestones was $8.6 million and $3.9 million as of September 30, 2024 and December 31, 2023, respectively. Intangible assets are amortized to cost of sales over the remaining useful life of 8.9 years as of September 30, 2024, with an initial useful life of 10 years from the date of first commercial sale (see Note 7). Amortization expense for the three and nine months ended September 30, 2024 was $0.1 million and $0.3 million, respectively, and was not material for the three and nine months ended September 30, 2023.
As of September 30, 2024, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2024 (remaining three months)	$240
2025	961
2026	961
2027	961
2028	961
Thereafter	4,483
Total future amortization	$8,567
Long-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in the Condensed Statements of Operations and Comprehensive Loss. There have been no impairments of intangible assets for the three and nine months ended September 30, 2024 and 2023.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
Property and Equipment, Net
Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the three and nine months ended September 30, 2024 and 2023.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
Major Customers
The Company enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. The Company's three and four largest customers for the three and nine months ended September 30, 2024, respectively, each individually accounted for more than 10% of total gross product sales, which on a combined basis accounted for 74.3% and 82.3% of gross product sales for the respective periods. For the three and nine months ended September 30, 2023 the Company's three largest customers each individually accounted for more than 10% of total product sales for a combined 89.0% of gross product sales.
Amounts due from the Company's three and five largest customers as of September 30, 2024 and December 31, 2023, respectively, each exceeded 10% of gross accounts receivable and accounted for approximately 74.7% and 100% of the accounts receivable balance on a combined basis for the respective periods.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
The China Out-License arrangement included the following forms of consideration: (i) non-refundable upfront license payment; (ii) equity-based consideration; (iii) sales-based royalties; (iv) sales-based threshold milestones; (v) one-time payment for executing a drug supply agreement; (vi) development milestone payments; (vii) regulatory milestone payments and the issuance of a related patent; and (viii) a one-time termination payment to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and Meibomian Gland Disease ("MGD") to Xi An Grand Chang An Pharmaceutical Co., Ltd. ("GrandPharma"). Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
Other License Fees and Collaboration Revenue
License fees and collaboration revenue also includes revenue recognized from satisfaction of performance obligations under an existing clinical supply agreement. The Company recognizes revenue when a customer obtains control of the promised good or service. There was no revenue recognized under this arrangement for the three and nine months ended September 30, 2024. Revenue recognized for the three and nine months ended September 30, 2023 was $0.2 million.
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight, third-party royalties payable on the Company’s product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of XDEMVY in July 2023. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses in the Condensed Statements of Operations and Comprehensive Loss. As of September 30, 2024, the Company has sold materially all inventory that was recorded to research and development expenses prior to FDA approval of XDEMVY.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including (i) the expected term of the stock option until its exercise by the recipient, (ii) stock price volatility over the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
expected term, (iii) the prevailing risk-free interest rate over the expected term, and (iv) expected dividend payments over the expected term.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This Update requires publicly traded entities to provide enhanced disclosures about significant segment expenses regularly reviewed by the CODM, including publicly traded entities with a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not believe this update will have a material effect on its financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and is effective for the Company beginning with its Annual Report on Form 10-K for the year ending 2025. Early adoption is permitted. ASU 2023-09 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on its financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$176,210	$—	$—	$176,210
U.S. Treasury securities	34,191	—	—	34,191
Commercial paper	—	28,481	—	28,481
Corporate debt securities	—	52,410	—	52,410
Government-related debt securities	—	25,660	—	25,660
Total assets measured at fair value	$210,401	$106,551	$—	$316,952
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$224,947	$—	$—	$224,947
Government-related debt securities	—	2,495	—	2,495
Common stock in LianBio	631	—	—	631
Equity warrants (for LianBio shares)	—	—	225	225
Total assets measured at fair value	$225,578	$2,495	$225	$228,298
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
In February 2024, LianBio announced its plan to wind down its operations. In March 2024, LianBio's Board of Directors made a special cash dividend payment to the Company for $0.7 million (equivalent to $4.80 per share), which was recorded to other income (expense) in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024. LianBio was delisted from Nasdaq in March 2024 and trades on the over-the-counter markets. In March 2024, the Company executed an agreement with GrandPharma, a subsidiary of Grand Pharmaceutical Group Limited, and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD from LianBio to GrandPharma (the "Novation Agreement"). In June 2024, the Company sold its LianBio common stock and recognized a realized loss within other income (expense) in the Condensed Statements of Operations and Comprehensive Loss during the nine months ended September 30, 2024, which was not material.

Simultaneous with the execution of the Novation Agreement, the Company entered into an agreement with LianBio to terminate the unvested third tranche of the equity warrants related to the purchase of 78,373 shares of LianBio common stock (the "Warrant Termination Agreement") for a cancellation payment of $0.4 million (see Note 8). Upon execution of the Warrant Termination Agreement the Company recorded the final change in fair value of the equity warrant to other income (expense) in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024, and removed the equity warrant from other assets in the Condensed Balance Sheet.
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	September 30, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$176,210	$—	$—	$176,210
Total cash equivalents	$176,210	$—	$—	$176,210

Marketable securities:
U.S. Treasury securities	$34,115	$76	$—	$34,191
Commercial paper	28,388	93	—	28,481
Corporate debt securities	52,261	149	—	52,410
Government-related debt securities	25,632	30	(2)	25,660
Total marketable securities	$140,396	$348	$(2)	$140,742
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$224,947	$—	$—	$224,947
Total cash equivalents	$224,947	$—	$—	$224,947

Marketable securities:
Government-related debt securities	$2,496	$—	$(1)	$2,495
Total marketable securities	$2,496	$—	$(1)	$2,495

Long-term investments:
Common stock in LianBio	$1,108	$—	$(477)	$631
Total long-term investments	$1,108	$—	$(477)	$631
(1) This balance includes cash requirements settled on a nightly basis.
As of September 30, 2024, substantially all available-for-sale debt securities had a maturity of 12 months or less. Three securities have a contractual maturity between one and five years, with an estimated fair market value of $10.4 million and amortized cost of $10.2 million. As of December 31, 2023, all available-for-sale debt securities had a maturity of 12 months or less.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
As of September 30, 2024 and December 31, 2023, the Company had two available-for-sale debt securities and one available-for-sale debt security, respectively, in a continuous gross unrealized loss position for less than one year. As of September 30, 2024 and December 31, 2023, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	September 30, 2024	December 31, 2023
Current assets:
Raw materials	$—	$2,533
Work in progress	1,592	392
Finished goods	1,254	182
Inventory	2,846	3,107
Non-current assets:
Raw materials	2,533	—
Inventory, non-current	2,533	—
Total inventory	$5,379	$3,107
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$1,555	$1,251
Office equipment	1,170	660
Laboratory equipment	167	167
Leasehold improvements	680	680
Manufacturing equipment	604	—
Property and equipment, at cost	4,176	2,758
(Less): Accumulated depreciation	(1,783)	(1,290)
Property and equipment, net	$2,393	$1,468
Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.5 million, respectively.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	September 30, 2024	December 31, 2023
Trade accounts payable and other	$26,815	$17,772
Accrued product sales deductions	22,698	4,867
Accrued royalty payable	2,407	654
Accrued branded prescription drug fee	1,992	—
Operating lease liability, current	631	398
Accounts payable and other accrued liabilities	$54,543	$23,691
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of September 30, 2024, the Company had 38,196,072 shares of common stock issued and outstanding, which excludes 312,500 of pre-funded warrants that remain exercisable at period end and are reserved for future issuance. As of December 31, 2023, the Company had 34,211,190 shares of common stock issued and outstanding, respectively. Each share of common stock is entitled to one vote.
The Company's outstanding equity awards and shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan ("ESPP") are summarized below:

	September 30, 2024	December 31, 2023
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,308,010	7,054,222
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,793,446	2,859,434
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	5,057,697	4,760,366
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,888,409	1,708,725
Total shares of common stock reserved	17,047,562	16,382,747
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, and the ESPP was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$142	$31	$467	$31
Research and development	1,709	1,663	5,040	4,317
Selling, general and administrative	5,564	3,556	14,908	10,000
Total stock-based compensation	$7,415	$5,250	$20,415	$14,348
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.25	6.25	6.25	6.25
Weighted average risk-free interest rate	4.15%	4.28%	4.10%	4.07%
Weighted average volatility	70.2%	72.6%	71.1%	71.7%
Dividend yield rate	—%	—%	—%	—%
Weighted-average grant-date fair value per stock option	$25.82	$17.23	$34.66	$15.43

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock Option Activity
Stock option activity for the period presented was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding — December 31, 2023	4,760,366	$16.62	7.53	$34,128
Granted	716,484	34.66
Exercised	(207,662)	16.07
Forfeited	(211,491)	22.51
Outstanding — September 30, 2024	5,057,697	$18.95	7.09	$78,772
Exercisable — September 30, 2024	3,294,198	$15.91	6.26	$62,065
Unvested — September 30, 2024	1,763,499	$24.62	8.63	$16,707
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2024.
As of September 30, 2024, there was approximately $26.0 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding— December 31, 2023	1,708,725	$16.31
Granted	816,268	34.13
Vested	(429,982)	16.45
Forfeited	(206,602)	19.24
Outstanding — September 30, 2024	1,888,409	$23.63
As of September 30, 2024, there was approximately $38.8 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.1 years.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2024 and 2023, and was $0.7 million and $0.2 million, respectively, for the nine months ended September 30, 2024 and 2023.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(23,420)	$(39,148)	$(92,441)	$(93,991)
Weighted-average shares outstanding — basic and diluted(1)	38,381,968	30,622,440	37,286,911	28,065,434
Net loss per share — basic and diluted	$(0.61)	$(1.28)	$(2.48)	$(3.35)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of September 30,
	2024	2023
Stock options, unexercised — vested and unvested	5,057,697	4,737,575
Restricted stock units — unvested	1,888,409	1,739,693
Total	6,946,106	6,477,268
7. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. In March 2024, the Company executed an amendment for an additional office suite. This amendment was accounted for as a lease modification and resulted in the recognition of an operating lease ROU asset valued at $0.4 million as of the execution date. As of September 30, 2024, the Company had six active leases for adjacent office and laboratory suites in Irvine, California with a lease term through January 2027.
The below table summarizes the components of total lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$218	$179	$616	$525
Variable lease expense	126	125	347	296
Total lease expense	$344	$304	$963	$821
As of September 30, 2024, the Company's facility leases had a remaining lease term of 2.3 years and a weighted-average incremental borrowing rate of 10%.
The below table summarizes the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

September 30, 2024
2024 (remaining three months)	$233
2025	961
2026	994
2027	83
2028	—
Total future lease payments, undiscounted	2,271
(Less): Imputed interest	(235)
(Less): Tenant improvement allowance	(164)
Present value of operating lease payments	$1,872
Operating lease liability, current	631
Operating lease liability, noncurrent	1,241
Total operating lease liability	$1,872
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
The Company has made cash payments to Elanco under the Eye and Derm Elanco Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded to research and development expense in the Condensed Statements of Operations and Comprehensive Loss. During 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. which was recorded to intangible assets in the accompanying Condensed Balance Sheets as of September 30, 2024 and December 31, 2023. In September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in net product sales of XDEMVY, which was recorded to intangible assets, net and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheet as of September 30, 2024. The Company is amortizing its intangible assets to cost of sales over the remaining useful life of 8.9 years as of September 30, 2024, with an initial useful life of 10 years from the date of the first commercial sale.
The Company is obligated to make further cash payments to Elanco of $2.0 million under the Eye and Derm Elanco Agreement upon achievement of the last clinical milestone in the treatment of human skin diseases using lotilaner and a maximum of $75.0 million for various commercial and sales threshold milestones (including the $5.0 million sales-based milestone triggered in September 2024 and expected to be paid in the fourth quarter of 2024) for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner.
In addition, the Company is obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company received certain types of payments from its sublicensees, it was obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with FDA approval of XDEMVY. As a result of the commercialization of XDEMVY, the Company began accruing royalties payable to Elanco during the third quarter of 2023, which are recorded to cost of sales in the accompanying Condensed Statement of Operations and Comprehensive Loss for the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
three and nine months ended September 30, 2024, and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheets as of September 30, 2024 and December 31, 2023. Royalty expense during the three and nine months ended September 30, 2024 was $2.4 million and $5.7 million, respectively. Royalty expense during the three and nine months ended September 30, 2023 was $0.1 million.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share - see Note 3). In March 2024, the Company executed the Novation Agreement and upon execution of the Novation Agreement, the China Out-License agreement with LianBio was assigned to GrandPharma and a one-time payment of $2.5 million (the "Termination Payment") was made to the Company from LianBio in April 2024. This Termination Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License agreement with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into the Warrant Termination Agreement for a total cancellation payment of $0.4 million (the "Warrant Cancellation Payment"). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024 and cash and cash equivalents in the Condensed Balance Sheets as of September 30, 2024.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Through September 30, 2024, the Company received aggregate payments from LianBio totaling $86.1 million, comprised of (i) initial consideration of $15.0 million, (ii) $67.5 million for the achievement of specified milestones, (iii) $2.5 million upon execution of the Novation Agreement, (iv) $0.4 million upon execution of the Warrant Termination Agreement, and (v) $0.7 million related to a special cash dividend.
As of September 30, 2024 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory and/or patent milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2024.
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
The Company was required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the 2022 Credit Facility ("End of Term Charge"). As the 2022 Credit Facility was paid in full upon the signing of the 2024 Credit Facility agreement, the End of Term Charge of $1.4 million was paid in April 2024, which was derived by multiplying 4.75% by the $30.0 million outstanding principal balance. Prior to being paid, the End of Term Charge was accreted to interest expense over the expected maturity date. The Company recognized a loss on debt extinguishment of $1.9 million during the nine months ended September 30, 2024 in the Condensed Statements of Operations and Comprehensive Loss.
As of September 30, 2024 and 2023, the effective interest rates for the full term of the 2024 Credit Facility and the 2022 Credit Facility was 13.37% and 11.96%, respectively. The Company recognized interest expense on the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facilities as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense for long-term debt	$2,316	$757	$5,193	$2,083
Accretion of end of term charge	—	68	80	184
Amortization of debt issuance costs	129	33	264	90
Total interest expense	$2,445	$858	$5,537	$2,357
The carrying value of the Credit Facilities consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the long-term debt, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of the Credit Facilities and related accretion and amortization are reported on a combined basis as long-term debt, net on the accompanying Condensed Balance Sheets as follows:

	September 30, 2024	December 31, 2023
Long-term debt, gross	$75,000	$30,000
Debt issuance costs	(3,523)	(875)
Accretion of end of term charge	—	438
Accumulated amortization of debt issuance costs	231	256
Long-term debt, net	$71,708	$29,819
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
In January 2024, this consulting agreement with the board member was amended to provide for annual cash compensation of approximately $0.4 million and an additional option grant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $27.49 per share. This amended consulting agreement may be terminated by either party with ten days' notice and contains standard confidentiality, indemnification, and intellectual property assignment provisions in favor of the Company.
The accompanying Condensed Statements of Operations and Comprehensive Loss includes selling, general and administrative expenses related to this consulting agreement of $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.2 million, for the nine months ended September 30, 2024 and 2023, respectively.
Sponsorship Activities
In May 2023, a board member of the Company was appointed president of the American Society of Cataract and Refractive Surgery ("ASCRS"), a society dedicated to meeting the needs of anterior segment ophthalmic surgeons. In April 2024, this board member's term as president ended with ASCRS.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The accompanying Condensed Statements of Operations and Comprehensive Loss includes selling, general, and administrative expenses related to sponsorship and event-related activities associated with ASCRS as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ASCRS expenses	$45	$167	$316	$384
	$45	$167	$316	$384
11. SUBSEQUENT EVENTS
In-License Agreement
On October 14, 2024, the Company executed a new in-license agreement for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses. The terms of the agreement include an upfront payment of $2.5 million and potential future aggregate event-based development, regulatory, and commercial sales milestone payments of $105.0 million. Future annual worldwide net sales of products developed from the compound will also be subject to incremental royalty rates in the range of mid-to-high single digits.
Newly Appointed Chief Medical Officer
On November 5, 2024, the Company announced its appointment of Elizabeth Yeu-Lin, M.D. as its Chief Medical Officer, effective as of November 4, 2024. In connection with the appointment, on November 1, 2024, Dr. Yeu resigned as a member of the Company's Board of Directors (the "Board") and from the committees of the Board on which she served, effective as of November 4, 2024. The Board, upon the recommendation of its Nominating and Corporate Governance Committee (the “Nominating Committee”), reduced the size of the Board from eight to seven directors.
Newly Appointed Board Member
On November 13, 2024, the Company's Board, upon the recommendation of its Nominating Committee, expanded the size of the Board from seven to eight directors and appointed Katherine H. Goodrich, M.D., to the Board, effective immediately. Dr. Goodrich will serve as a Class II Director with a term expiring at the Company’s 2025 annual meeting of stockholders or until her successor is duly elected and qualified. Further, effective immediately, the Board appointed Dr. Goodrich to serve as a member of the Audit Committee of the Board and as a member of the Commercial Committee of the Board. The Board has determined that Dr. Goodrich is independent under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC applicable to audit committee members. As a non-employee director, Dr. Goodrich will receive cash and equity compensation paid by the Company pursuant to its non-employee director compensation policy, as amended, which includes an initial grant of (i) an option to purchase 10,000 shares of the Company’s common stock and (ii) 6,700 restricted stock units of the Company’s common stock. There are no arrangements or understandings between Dr. Goodrich and any other person pursuant to which Dr. Goodrich was elected as a director, and there are no transactions between Dr. Goodrich and the Company that would require disclosure under Item 404(a) of Regulation S-K. In addition, the Company has entered into an indemnification agreement with Dr. Goodrich in connection with her appointment to the Board, which is in substantially the same form as that entered into with the other directors of the Company.

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
The words “anticipate,” “believe,” contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ from expected results, include, among others:
•our ability to continue to successfully commercialize XDEMVY®, formerly known as TP-03, for the treatment of Demodex blepharitis;
•the prevalence of Demodex blepharitis and the size of the market opportunity for XDEMVY;
•our plans related to the continued commercialization of XDEMVY and our product candidates, if approved, including commercialization timelines and sales strategy;
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
•our estimates of the number of patients in the United States ("U.S.") or globally, as applicable, who suffer from Demodex blepharitis, rosacea, Lyme disease and malaria and the number of patients that will enroll in our clinical trials;
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
Overview
Our Business
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. We launched XDEMVY (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023 after receiving U.S. Food and Drug Administration ("FDA") approval in July 2023. Demodex blepharitis is caused by the infestation of Demodex mites. Blepharitis ("Blephar" is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis.

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
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed, and/or have ongoing clinical trials for the potential treatment of Demodex blepharitis in patients with MGD including the Ersa clinical trial involving XDEMVY, and the Rhea clinical trial involving XDEMVY vehicle; TP-04 for the potential treatment of rosacea, and TP-05 for potential Lyme disease prophylaxis, among others.
We intend to further advance our pipeline with the lotilaner API to address several diseases in human medicine, including eye care, dermatology, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, a novel gel formulation of lotilaner for the potential treatment of rosacea and TP-05, a novel investigative oral formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
Recent Business and Clinical Highlights
XDEMVY:
•During the three and nine months ended September 30, 2024 we recognized $48.1 million and $113.7 million, respectively, in net product sales. The third quarter net product sales of $48.1 million represents an 18% increase as compared to the second quarter of 2024.
•Delivered more than 41,400 bottles of XDEMVY to patients during the third quarter of 2024.
•Increased Eye Care Professional ("ECP") adoption with more than 13,000 ECPs who have started patients on XDEMVY launch-to-date and more than 70% of ECPs prescribing XDEMVY to multiple patients as of November 13, 2024.
•We established broad commercial and Medicare reimbursement of XDEMVY during the third quarter of 2024.
◦Secured the two remaining large Medicare payer contracts bringing total payer coverage to more than 80% of covered lives, the benefits of which we expect to begin recognizing in 2025.
◦Recognized gross-to-net discount of approximately 40% in the third quarter of 2024, aided in part by a change in the estimated Medicare accrual for the first half of 2024, resulting in a reduction to gross-to-net discount of approximately 3%.
•We completed recruitment and deployment of approximately 50 new sales force representatives and leaders during the third quarter of 2024.
•We appointed Elizabeth Yeu, M.D. as our Chief Medical Officer. Dr. Yeu transitioned from her role as Chief Medical Advisor and a member of our Board. As a distinguished ophthalmologist with more than two decades of experience and leadership, Dr. Yeu's expertise will be instrumental to the continued advancement of Tarsus' medical affairs and pharmacovigilance teams, including evidence generation, medical education and oversight of patient safety.
•On November 13, 2024, Katherine H. Goodrich, M.D. was appointed to our Board. Dr. Goodrich will serve as a Class II Director and was appointed as a member of both the Audit Committee and Commercial Committee. Dr. Goodrich is the Chief Medical Officer at Humana Inc., and former Centers for Medicare and Medicaid Services (CMS) Chief Medical Officer. Dr. Goodrich brings more than two decades of experience driving innovation and value-based initiatives designed to improve patient outcomes.
•Advancing XDEMVY outside the United States:
◦No additional Phase 3 study is required for approval in Europe, based on feedback from the European Medicines Agency.

◦We are initiating stability testing of a preservative-free formulation of XDEMVY for Europe with potential approval anticipated in the second half of 2027.
◦We are determining a development and regulatory pathway in Japan, and results of an ongoing Demodex blepharitis prevalence study are expected in 2025.

TP-03 Demodex blepharitis in patients with Meibomian Gland Disease (MGD), Ersa and Rhea Trials: In December 2023, we announced positive topline results of the Ersa pilot clinical trial evaluating XDEMVY (lotilaner ophthalmic solution, 0.25%) administered twice daily ("BID") or three times a day ("TID") for 6 weeks and 12 weeks for the treatment of MGD in patients with Demodex mites. XDEMVY demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; and the number of glands secreting normal or clear liquid. In November 2024, additional positive data was presented from Ersa as well as data from Rhea, a pilot study evaluating XDEMVY vehicle for the treatment of MGD in patients with Demodex mites, at the American Academy of Optometry ("AAOpt") Annual Meeting 2024. The Rhea study enrolled a similar patient population as Ersa, and evaluated the same outcomes, with the same dosing regimens, except Rhea participants received XDEMVY vehicle. Both the Ersa and Rhea studies also assessed patient reported outcomes for some of the most commonly reported patient symptoms in Demodex blepharitis and MGD, namely fluctuating vision, itching, redness, and burning.

The AAOpt presentation, which combined the Ersa and Rhea data in a pooled analysis, demonstrated that XDEMVY provided statistically significant and clinically meaningful improvements from baseline and when compared to vehicle. These improvements were shown across three objective measures of MGD: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; the number of glands secreting normal or clear liquid; and the number of glands yielding any liquid. Improvements were also demonstrated across certain patient reported outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea studies, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these studies, plus the FDA’s feedback that these patients are already covered under XDEMVY’s label for the treatment of Demodex blepharitis, our medical affairs team is moving forward with sharing this data with ECPs.
TP-04 Rosacea, Galatea Trial: In February 2024, we announced positive topline results from the Galatea trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. We plan to discuss and determine the potential regulatory path with the FDA by the end of 2024 and provide an update that is anticipated by the earnings call for the fiscal year ended 2024.
TP-05 Lyme Disease, Carpo Trial: In February 2024, we announced positive topline results from the Carpo trial, which demonstrated statistical significance in the mortality of ticks compared to vehicle (p<0.001), regardless of treatment arm, and was well tolerated. The Carpo trial is designed to evaluate TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans. The Carpo trial evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. We plan to discuss and determine the potential regulatory path with the FDA by the end of 2024 and provide an update that is anticipated by the earnings call for the fiscal year ended 2024.
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
In March 2024, we executed an agreement with Xi An Grand Chang An Pharmaceutical Co., Ltd. ("GrandPharma"), a subsidiary of Grand Pharmaceutical Group Limited, and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD (the "Novation Agreement"). Upon execution of the Novation Agreement, the development and license agreement with LianBio (the "China Out-License"), was assigned to GrandPharma and a one-time payment of $2.5 million (the "Termination Payment") was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended

September 30, 2024. Additionally, the Novation Agreement amended the $15.0 million future development milestone related to the approval of TP-03 for the treatment of Demodex blepharitis in the China Territory, as defined in the China Out-License, with a combined condition of issuance of a patent related to TP-03. All references to the China Out-License in this Quarterly Report on Form 10-Q shall refer to the China Out-License, as assigned from LianBio to GrandPharma, pursuant to the Novation Agreement.
Simultaneous with the execution of the Novation Agreement, we entered into an agreement with LianBio to terminate the third tranche of the equity warrants related to the purchase of 78,373 shares of LianBio common stock for a total cancellation payment of $0.4 million (the "Warrant Termination Payment"), which is recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024. In June 2024, we sold our shares of LianBio common stock (see Note 3).
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
We have incurred significant net operating losses ("NOLs") in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net loss was $23.4 million and $39.1 million for the three months ended September 30, 2024 and 2023, respectively, and $92.4 million and $94.0 million for the nine months ended September 30, 2024 and 2023, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•commercialize XDEMVY and our other products for which we obtain regulatory approvals;
•maintain regulatory approval for XDEMVY and seek regulatory approval for our other product candidates that successfully complete clinical development, if any;
•advance the clinical development of TP-04 for the potential treatment of rosacea and TP-05 for the potential Lyme disease prophylaxis;
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
As of September 30, 2024, our aggregate cash, cash equivalents and marketable securities was $317.0 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

Components of our Results of Operations
Comparison of the Three Months Ended

	Three Months Ended September 30,		Change
	2024	2023
	(in thousands)
Revenues:
Product sales, net	$48,118	$1,653	$46,465
License fees and collaboration revenue	—	218	(218)
Total revenues	48,118	1,871	46,247
Operating expenses:
Cost of sales	3,242	377	2,865
Research and development	12,128	12,105	23
Selling, general and administrative	57,910	30,324	27,586
Total operating expenses	73,280	42,806	30,474
Loss from operations before other income (expense)	(25,162)	(40,935)	15,773
Other income (expense):
Interest income	4,120	2,840	1,280
Interest expense	(2,445)	(858)	(1,587)
Other income (expense), net	67	(48)	115
Realized/unrealized loss on equity investments	—	(111)	111
Change in fair value of equity warrants issued by licensee	—	(36)	36
Total other income, net	1,742	1,787	(45)
Net loss	$(23,420)	$(39,148)	$15,728
Product Sales, Net

During the three months ended September 30, 2024 and 2023 we recognized revenue of $48.1 million and $1.7 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 41,400 bottles of XDEMVY delivered to patients compared to 1,700 bottles delivered in the prior year period.
License Fees and Collaboration Revenue
During the three months ended September 30, 2024 we did not recognize any license fees and collaboration revenue. During the three months ended September 30, 2023 we recognized $0.2 million of revenue from the satisfaction of performance obligations under an existing clinical supply agreement.
We will recognize additional license fees and collaboration revenue under the Novation Agreement to the extent other events occur, specifically related to (i) milestone achievement of certain regulatory events in the China Territory, and (ii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of Sales
For the three months ended September 30, 2024 and 2023, we recognized $3.2 million and $0.4 million, respectively, in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2024	2023
	(in thousands)
Direct external expenses:
TP-03 program	$3,227	$3,070	$157
TP-04 program	322	590	(268)
TP-05 program	969	1,001	(32)
Other early-stage programs	34	199	(165)
Indirect expenses:
Compensation and personnel-related	6,718	6,549	169
Other	858	696	162
Total research and development expenses	$12,128	$12,105	$23
Research and development expenses for the three months ended September 30, 2024 remained consistent when compared to the prior year period. The slight increase was primarily due to (i) $0.2 million of increased TP-03 program expenses, (ii) $0.2 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $0.1 million) related to employee additions to drive our product development initiatives, and (iii) $0.2 million of other indirect expenses. These increases were partially offset by (i) $0.3 million of decreased TP-04 program expenses and (ii) $0.2 million of decreased early-stage programs.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $27.6 million for the three months ended September 30, 2024, as compared to the prior year period. The increase was primarily due to (i) $9.5 million of increased payroll and employee-related costs (including increased stock-based compensation expense of $2.0 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, (ii) $10.5 million of increased commercial and marketing costs as we continued our commercial expansion for the commercial launch of XDEMVY, and (iii) $7.5 million of increased information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses have continued to increase during 2024 due to further growth and expansion of our commercial activities for XDEMVY.
Other Income (Expense), Net

Other income (expense), net remained consistent period over period primarily due to $1.6 million of increased interest expense related to the Credit Facilities (as defined below), partially offset by (i) $1.3 million of increased interest income earned on our cash, cash equivalents and marketable securities, (ii) $0.1 million related to our LianBio common stock that was sold in June 2024, and (iii) $0.1 million of other miscellaneous income items.

Comparison of the Nine Months Ended

	Nine Months Ended September 30,			Change
	2024	2023
	(in thousands)
Revenues:
Product sales, net	$113,651	$1,653		$111,998
License fees and collaboration revenue	2,894	2,718		176
Total revenues	116,545	4,371		112,174

Operating expenses:
Cost of sales	7,900	377		7,523
Research and development	36,513	37,007		(494)
Selling, general and administrative	168,280	65,695		102,585
Total operating expenses	212,693	103,079		109,614
Loss from operations before other income (expense)	(96,148)	(98,708)		2,560
Other income (expense):
Interest income	11,367	7,359		4,008
Interest expense	(5,537)	(2,357)		(3,180)
Loss on debt extinguishment	(1,944)	—	—	(1,944)
Other income (expense), net	613	(89)		702
Realized/unrealized loss on equity investments	(591)	(161)		(430)
Change in fair value of equity warrants issued by licensee	(201)	(35)		(166)
Total other income, net	3,707	4,717		(1,010)
Net loss	$(92,441)	$(93,991)		$1,550

Product Sales, Net
During the nine months ended September 30, 2024 and 2023, we recognized revenue of $113.7 million and $1.7 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 104,400 bottles of XDEMVY delivered to patients, compared to 1,700 bottles delivered in the prior year period.
License Fees and Collaboration Revenue
For the nine months ended September 30, 2024 we recognized $2.9 million of license fees and collaboration revenue including, (i) $2.5 million for the Termination Payment related to the Novation Agreement, and (ii) $0.4 million for the Warrant Termination Payment. For the nine months ended September 30, 2023 we recognized $2.5 million related to the achievement of a contractual milestone under the China Out-License. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue under the Novation Agreement to the extent other events occur, specifically related to (i) milestone achievement of certain regulatory events in the China Territory, and (ii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.

For the nine months ended September 30, 2023, we also recognized $0.2 million of other license fees and collaboration revenue from the satisfaction of performance obligations under an existing clinical supply agreement. No revenue was recognized under such arrangement for the nine months ended September 30, 2024.
Cost of Sales
For the nine months ended September 30, 2024 and 2023, we recognized $7.9 million and $0.4 million, respectively, in cost of sales of XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2024	2023
	(in thousands)
Direct external expenses:
TP-03 program	$10,716	$10,423	$293
TP-04 program	997	1,986	(989)
TP-05 program	1,969	4,159	(2,190)
Other early-stage programs	394	379	15
Indirect expenses:
Compensation and personnel-related	20,144	17,656	2,488
Other	2,293	1,404	889
Elanco milestone expenses	—	1,000	(1,000)
Total research and development expenses	$36,513	$37,007	$(494)
Research and development expenses decreased by $0.5 million for the nine months ended September 30, 2024, as compared to the prior year period. The slight decrease was primarily due to (i) $1.0 million of prior period milestone expense related to our Eye and Derm Agreement with Elanco, (ii) $2.2 million of decreased TP-05 program expenses including $1.3 million for the food effect study and $0.8 million for the Carpo trial, and (iii) $1.0 million of decreased TP-04 program expenses related to completion of the Galatea trial. These decreases were partially offset by (i) $2.5 million of increased indirect expenses related to payroll and personnel-related costs (including increased stock-based compensation expense of $0.7 million) for employee additions to drive our product development initiatives, (ii) $0.9 million of other indirect expenses, and (iii) $0.3 million of increased TP-03 program expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $102.6 million for the nine months ended September 30, 2024, as compared to the prior year period. The increase was primarily due to (i) $31.9 million of increased payroll and employee-related costs (including increased stock-based compensation expense of $4.9 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, (ii) $36.5 million of increased commercial and marketing costs as we continued our commercial expansion for the commercial launch of XDEMVY, and (iii) $33.9 million of increased information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses have continued to increase during 2024 due to further growth and expansion of our commercial activities for XDEMVY.
Other Income (Expense), Net

Other income (expense), net decreased by $1.0 million primarily due to (i) $1.9 million loss on debt extinguishment related to the Credit Facility (as defined below), (ii) $3.2 million of increased interest expense related to the Credit Facilities, (iii) $0.7 million change in fair value of the LianBio common stock sold in June 2024, and (iv) $0.2 million change in fair value related to the final mark-to-market adjustment on the unvested third tranche equity warrant. These decreases to other income, net were partially offset by (i) $4.0 million of increased interest income earned on our cash, cash equivalents and marketable securities, and (ii) $0.7 million of other income, net substantially related to dividend income from LianBio.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from net product sales, the China Out-License, and drawdowns from our Credit Facilities. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $317.0 million.

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
During the three and nine months ended September 30, 2024, there were no sales of our common stock pursuant to the 2023 ATM Prospectus.
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
As of September 30, 2024 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) $20.0 million of potential future regulatory and/or patent milestones; (ii) $100.0 million of potential future China-based TP-03 sales threshold milestones; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
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
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $337.1 million and $244.7 million as of September 30, 2024 and December 31, 2023.
We believe that our cash, cash equivalents and marketable securities of $317.0 million as of September 30, 2024 is sufficient to fund our current and planned operations for at least the next twelve months from this Quarterly Report on Form 10-Q. We also anticipate having additional availability from our 2024 Credit Facility of at least $25.0 million on or prior to December 31, 2024 and another $100 million contingent on reaching certain sales milestones (including the $5.0 million sales-based milestone triggered in September 2024 and expected to be paid in the fourth quarter of 2024). Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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

As part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM we entered into with Jefferies in 2021 (the “ATM Sales Agreement”). Under the terms of the 2023 ATM Prospectus and ATM Sales Agreement, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. We have not sold any shares of our common stock under the 2023 ATM Prospectus during the three and nine months ended September 30, 2024. In December 2023, we sold 1,000,000 shares of our common stock under the 2023 ATM Prospectus for $20.00 per share and received net proceeds of $19.2 million, after deducting broker commission and offering-related expenses.
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(60,845)	$(78,158)
Investing activities	(139,621)	122,754
Financing activities	151,729	110,416
Net (decrease) increase in cash and cash equivalents	$(48,737)	$155,012
Net Cash Used in Operating Activities
Net cash used in operating activities was $60.8 million for the nine months ended September 30, 2024, which primarily consisted of our net loss of $92.4 million, partially offset by net increases in non-cash and other charges of $22.0 million and net operating assets and liabilities of $9.6 million. The increase in net non-cash and other charges were primarily related to stock-based compensation expense of $20.4 million and a loss on debt extinguishment of $1.9 million. The increase in net operating assets and liabilities was primarily due to cash increases in accounts payable and other accrued liabilities of $25.3 million and prepaid expenses of $0.7 million, partially offset by cash decreases including $12.5 million of accounts receivable, $1.9 million of accrued payroll and benefits and $2.3 million of inventory.
Net cash used in operating activities was $78.2 million for the nine months ended September 30, 2023, which primarily consisted of our net loss of $94.0 million, partially offset by net increases in non-cash and other charges of $12.7 million and net operating assets and liabilities of $3.1 million. The net increase in non-cash and other charges were primarily related to stock-based compensation expense of $14.3 million, depreciation expense of $0.5 million and non-cash lease expense of $0.4 million, partially offset by net amortization/accretion on marketable securities of $3.0 million. The net increase in net operating assets and liabilities was primarily due to accounts payable and other accrued liabilities of $5.2 million, accrued payroll and benefits of $2.4 million, and other receivables of $2.6 million, partially offset by cash decreases including $5.4 million of accounts receivable and $1.0 million of prepaid expenses.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $139.6 million for the nine months ended September 30, 2024, and primarily relates to (i) $172.7 million of purchased marketable securities (ii) $3.0 million of purchased long-term investments, and (iii) $1.5 million of purchased manufacturing equipment, office equipment, and furniture and fixtures. These cash decreases were partially offset by $37.5 million of proceeds from maturities of marketable securities.
Net cash provided by investing activities was $122.8 million for the nine months ended September 30, 2023, and primarily related to $156.9 million of proceeds from maturities of marketable securities, partially offset by (i) $28.7 million of purchased marketable securities, (ii) $4.0 million of additions to intangible assets related to the first commercial sale of XDEMVY and (iii) $1.5 million of purchased furniture, fixtures and leasehold improvements for our laboratory and administrative offices.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $151.7 million for the nine months ended September 30, 2024, and primarily relates to (i) $98.3 million of net proceeds from the issuance of common stock related to the March 2024 Public Offering, (ii) $9.4 million of net proceeds from the issuance of pre-funded warrants related to the March 2024 Public Offering, (iii) $75.0 million of proceeds from an initial draw against our 2024 Credit Facility, (iv) $3.3 million of proceeds from employee stock option exercises and (v) $1.1 million of proceeds from our ESPP, partially offset by (i) $31.9 million of debt extinguishment payments on the 2022 Credit Facility, and (ii) $3.5 million of cash paid for loan issuance costs on the 2024 Credit Facility.

Net cash provided by financing activities was $110.4 million for the nine months ended September 30, 2023, which primarily relates to (i) $99.4 million of net proceeds from the issuance of common stock related to the August 2023 Public Offering, (ii) $10.0 million of proceeds from our 2022 Credit Facility, (iii) $0.5 million of proceeds from our ESPP, and $0.6 million of proceeds from employee stock option exercises.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2024.
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
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We have one product, XDEMVY, which obtained FDA approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities. For the three months ended September 30, 2024 and 2023 our net losses were $23.4 million and $39.1 million, respectively. For the nine months ended September 30, 2024 and 2023 our net losses were $92.4 million and $94.0 million, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $337.1 million and $244.7 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We expect to incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.
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
Our results of operations could be adversely affected by general conditions in the global and geopolitical economy and in the global financial markets. Financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, net, business and results of operations. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) and the current conflict in the Middle East have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Global and geopolitical economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global and geopolitical economic conditions could precipitate or materially amplify the other risks described herein.
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
XDEMVY, or any current or future product candidate that receives marketing approval, may fail to gain sufficient market acceptance by ECPs or other healthcare providers, patients, third-party payers and others in the medical community. Before the approval of XDEMVY, there was no FDA-approved prescription therapeutic for Demodex blepharitis and the only other current treatments include over-the-counter and off-label remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. Efforts to educate the medical community, patients and third-party payers on the benefits of XDEMVY and our other product candidates has required and may continue to require significant resources and we may not be successful.
Although XDEMVY is approved for the treatment of Demodex blepharitis, ECPs and potential patients may not have sufficient information about, or recognize the need for a treatment specifically targeting Demodex blepharitis. It is possible that ECPs may continue to rely on other treatments for treating symptoms consistent with Demodex blepharitis. A key tenet of our continued commercialization strategy is to educate ECPs on Demodex blepharitis and how to diagnose it with a simple slit lamp examination as well as raise patient awareness of Demodex blepharitis. However, our efforts may prove to be unsuccessful, and we may not be able to develop this new market for XDEMVY. We may still not achieve success in promotional efforts for XDEMVY, and ECPs may continue to use existing treatments rather than XDEMVY or any other product candidate and potential patients may not inquire as to XDEMVY. It is also possible that ECPs and patients may not be willing to adopt XDEMVY for the treatment of Demodex blepharitis because of the possibility that the disease will recur despite mite eradication, or after adoption fail to continue to use XDEMVY for the treatment of Demodex blepharitis.
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
The sizes of the market opportunities for our product or product candidates, particularly XDEMVY for the treatment of Demodex blepharitis, may be smaller than we estimate, possibly materially. If we overestimate the size of these markets, our sales growth may be adversely affected. We may also not be able to grow the markets for our product candidates as intended or at all.
Our assessment of the potential market opportunity for XDEMVY and other product candidates that we develop is based on industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and our own internal epidemiology and market research studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Similarly, although the studies we have conducted are based on information that we believe to be complete and reliable, we cannot guarantee that such information is accurate or complete. The potential market opportunities for the treatment of Demodex blepharitis is difficult to precisely estimate, because patients often have multiple ocular surface diseases and the symptoms have significant overlap, leading to frequent misdiagnosis of the various conditions. Therefore, our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and our own epidemiology studies and market research, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions and the bases of the studies and research we have conducted are reasonable, no independent source has verified such assumptions or bases. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for XDEMVY or any of our other product candidates may be smaller than we expect, and as a result our revenue from product sales may be limited and it may be more difficult for us to achieve or maintain profitability.
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
We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the treatment of rosacea in March 2023. In February 2024, we announced positive topline results and plan to discuss and determine the potential regulatory path with the FDA. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial, evaluating TP-05, a novel investigative oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial and plan to discuss and determine the potential regulatory path with the FDA. The FDA may reject our use of data from TP-03 preclinical studies for the treatment of Demodex blepharitis for other indications or require additional studies to augment the data to advance for clinical development. The FDA may also reject our use of data from preclinical studies conducted by third parties for Lyme disease and require us to conduct additional preclinical studies before advancing to additional clinical trials. In addition, data from preclinical studies conducted by third parties may not be as reliable as data from studies conducted by us and since we did not conduct the studies, there may be weaknesses in the studies design or results that we may not be aware of.
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
For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by GrandPharma under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by GrandPharma or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory. Additionally, to the extent that we enter into collaborations with third parties for development and/or commercialization of our products or product candidates in foreign markets, we will be unable to directly control development and commercial activities or whether such third parties continue to develop or commercialize such products or product candidates. For example, in February 2024, LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. In March 2024, we executed the Novation Agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD. As of the date of this filing, it is uncertain if and when we will receive any future milestone consideration under the China Out-License.
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
We have entered into two license agreements with Elanco Tiergesundheit AG (“Elanco”): (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 ("Eye and Derm Elanco Agreement") and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the "All Human Uses Elanco Agreement" and with the Eye and Derm Elanco Agreement, the "Elanco Agreements"), and have also entered into the China Out-License as discussed elsewhere herein. We have also entered into and may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.
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
We believe that our cash, cash equivalents and marketable securities of $317.0 million as of September 30, 2024 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.
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
Until such time we can generate substantial revenue from product sales, including from XDEMVY, our only approved product, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, and March 2024, we completed the Follow-On Public Offerings, in which we received total proceeds of $74.2 million, $99.3 million, and $107.7 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, and 3,281,250 shares of our common stock, and in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of certain properties or assets, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC, as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank ("SVBB"). In March 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. Such parties also announced, among other items, that SVBB has assumed the obligations and commitments of former SVB and commitments to advance under existing credit agreements with former SVB will be honored by SVBB in accordance with and pursuant to the terms of such credit agreements. In March 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as SVB, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership.
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
In April 2024 we entered into the 2024 Credit Facility with Pharmakon. The 2024 Credit Facility provides a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.6 million. The 2024 Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones, which may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. However, there are no financial covenants. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of certain properties or assets, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.
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
The development and commercialization of our products, including our lead product XDEMVY, for the treatment of Demodex blepharitis, TP-04 for the potential treatment of rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco. If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2024, we had 38,196,072 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933 (the "Securities Act") and various vesting agreements.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

Newly Appointed Board Member

On November 13, 2024, our Board of Directors (the “Board”), upon the recommendation of the Nominating and Corporate Governance Committee, expanded the size of the Board from seven to eight directors and appointed Katherine H. Goodrich, M.D., to the Board, effective immediately. Dr. Goodrich will serve as a Class II Director with a term expiring at our 2025 annual meeting of stockholders or until her successor is duly elected and qualified. Further, effective immediately, the Board appointed Dr. Goodrich to serve as a member of the Audit Committee of the Board and as a member of the Commercial Committee of the Board. Our Board has determined that Dr. Goodrich is independent under the listing standards of the Nasdaq Stock Market and the rules and regulations of the SEC applicable to audit committee members. As a non-employee director, Dr. Goodrich will receive cash and equity compensation paid by the Company pursuant to its non-employee director compensation policy, as amended, which includes an initial grant of (i) an option to purchase 10,000 shares of our common stock and (ii) 6,700 restricted stock units for our common stock. There are no arrangements or understandings between Dr. Goodrich and any other person pursuant to which Dr. Goodrich was elected as a director, and there are no transactions between Dr. Goodrich and us that would require disclosure under Item 404(a) of Regulation S-K. In addition, we entered into an indemnification agreement with Dr. Goodrich in connection with her appointment to our Board, which is in substantially the same form as those we have entered into with the other directors of our Board.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

TARSUS PHARMACEUTICALS, INC.

Date:	November 13, 2024	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	November 13, 2024	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)