Form 10-K
period 2024-12-31
Tarsus Pharmaceuticals, Inc.
filed 2025-02-25
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2024, was approximately $996.0 million. Shares of common stock held by each executive officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 38,377,178.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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

•our plans to continue commercializing XDEMVY and our product candidates, if approved, including commercialization timelines and sales strategy;

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
•our estimates of the number of patients in the United States ("U.S.") or globally, as applicable, who suffer from Demodex blepharitis, Ocular Rosacea, Lyme disease and malaria and the number of patients that will enroll in our clinical trials;
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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our Initial Public Offering ("IPO"), our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering"), August 2023 (the "August 2023 Public Offering"), and March 2024 (the "March 2024 Public Offering"), collectively the "Follow-On Public Offerings," as well as proceeds from our sales agreement prospectus (the "2023 ATM Prospectus"), and drawdowns from our loan and security agreement (the "2024 Credit Facility") with funds associated with Pharmakon Advisors, LP ("Pharmakon").
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

You should read this report and the documents that we reference in this report and have filed with the Securities Exchange Commission ("SEC") as exhibits to this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” “Tarsus,” and “Tarsus Pharmaceuticals” refer to Tarsus Pharmaceuticals, Inc. We primarily conduct our business activities as Tarsus Pharmaceuticals.
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:
•We are a commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. While we have generated revenues from the launch of XDEMVY, we have continued to incur significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and potential losses for the foreseeable future.
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
•We obtained regulatory approval for XDEMVY in the U.S. in July 2023 and have limited experience as a commercial company generating revenue from product sales. If the commercialization of XDEMVY becomes unsuccessful or any future approved product launches are unsuccessful, we may never be profitable.
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
•The development and commercialization of our products, including XDEMVY, for the treatment of Demodex blepharitis, TP-04 for the potential treatment of Ocular Rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco Tiergesundheit AG ("Elanco").
•We expect to expand our development, regulatory and operational capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and for eventual commercialization. In some instances, we or our third party contract manufacturers rely on single source suppliers for certain of the materials for our product and product candidates. This reliance on third parties and single source suppliers increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts, as we expect that XDEMVY and each of our product candidates will only be covered by single source suppliers for the foreseeable future.
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

PART I
Item 1. Business
Overview
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. We launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023 after receiving U.S. Food and Drug Administration ("FDA") approval in July 2023. Demodex blepharitis is caused by the infestation of Demodex mites. Blepharitis ("Blephar" is a reference to eyelid and "itis" is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Chronic and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.
XDEMVY targets and eradicates the root cause of Demodex blepharitis — Demodex mite infestation. The active pharmaceutical ingredient ("API") of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels with no GABA-Cl inhibition in humans.
To date, we have completed seven clinical trials that include a Phase 3 trial (the "Saturn-2 trial"), a Phase 2b/3 trial (the "Saturn-1 trial"), four Phase 2 trials, and a Phase 1 trial (the "Hyperion trial") for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug generally safe and well tolerated throughout each trial. We have also completed, and/or have ongoing clinical trials for the potential treatment of Demodex blepharitis in patients with Meibomian Gland Disease ("MGD"), including a Phase 2a clinical trial (the "Ersa trial") that evaluated XDEMVY for the treatment of MGD in patients with Demodex blepharitis, and a pilot clinical trial that evaluated an XDEMVY vehicle for the potential treatment of MGD in patients with Demodex mites (the "Rhea trial"), TP-04 for the potential treatment of Ocular Rosacea, and TP-05 for potential Lyme disease prophylaxis, among others.
We intend to further advance our pipeline with the lotilaner API to address several diseases in human medicine, including eye care and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, a novel ophthalmic gel formulation of lotilaner for the potential treatment of Ocular Rosacea, and TP-05, a novel investigational oral formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
TP-03 Demodex blepharitis in patients with Meibomian Gland Disease (MGD)
MGD is commonly characterized by functional and structural dysfunction of the meibomian glands within the eyelid margin, which then results in blockage and/or thickened and decreased production of meibum. If left untreated, MGD can lead to permanent changes to the tear film and progressive gland loss. Approximately 30-40 million Americans are impacted by MGD. Currently, there are no FDA-approved pharmacologic therapies for MGD patients without Demodex blepharitis. Demodex mites are key contributors to MGD in patients with Demodex blepharitis, causing eyelid inflammation and reduced meibomian gland function.

In August 2022, we announced the enrollment of our first patient in the Ersa trial. In December 2023, we announced positive topline results from the Ersa trial evaluating XDEMVY administered twice daily ("BID") or three times a day ("TID") for six weeks and twelve weeks. XDEMVY demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; and the number of glands secreting normal or clear liquid. In November 2024, additional positive data was presented from the Ersa trial as well as data from the Rhea trial, at the American Academy of Optometry ("AAOpt") Annual Meeting 2024. The Rhea trial enrolled a similar patient population as the Ersa trial, and evaluated the same outcomes, with the same dosing regimens with XDEMVY vehicle. Both the Ersa and Rhea trials also assessed patient reported outcomes for some of the most commonly reported patient symptoms in Demodex blepharitis and MGD, namely fluctuating vision, itching, redness, and burning.
The combined data from the Ersa and Rhea trials showed in a pooled analysis presented at the AAOpt Annual Meeting 2024 that XDEMVY could be the first pharmacologic treatment for MGD in patients with Demodex blepharitis to demonstrate statistically significant and clinically meaningful improvements from baseline, as well as when compared to XDEMVY vehicle. These improvements were shown across three objective measures of MGD: (i) the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; (ii) the number of glands secreting normal or clear liquid; and (iii) the number of glands yielding any liquid. Improvements were also demonstrated across some of the most reported patient outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea trials, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these trials, and the FDA’s feedback that these patients are already included in XDEMVY’s label for the treatment of Demodex blepharitis, we are moving forward with sharing this data with eye care providers ("ECPs") to further educate them on the disease and the potential benefits of treating these patients with XDEMVY.
TP-04 for the Potential Treatment of Ocular Rosacea
We are exploring the therapeutic potential of TP-04 as a novel topical ophthalmic gel formulation of lotilaner for the treatment of Ocular Rosacea, a chronic eyelid disease characterized by redness, flushing and inflammation of the eyelid margin, visible blood vessels, and surrounding peri-ocular skin. Ocular Rosacea, like Demodex blepharitis, is believed to be caused by Demodex mites. Approximately 15-18 million Americans are impacted by Ocular Rosacea and there are currently no FDA-approved therapeutics to treat this disease.
TP-04 is designed to eradicate Demodex mites, a potential root cause of Ocular Rosacea. In March 2023, we announced positive topline results from the Phase 1 Galatea trial (the "Galatea Phase 1 trial”) and initiated a Phase 2a trial (the "Galatea trial") for the potential treatment of rosacea. The Galatea trial was a multicenter, randomized, vehicle-controlled trial evaluating the safety, tolerability and efficacy of TP-04. In February 2024, we announced positive topline results from the Galatea trial which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment ("IGA") score (change in baseline and success rate) compared to vehicle at Week 12. After review of this data with the FDA and Key Opinion Leaders ("KOLs"), we decided to pursue development of TP-04 for the potential treatment for Ocular Rosacea. In January 2025, we announced plans to initiate a Phase 2 trial in the second half of 2025 for the potential treatment of Ocular Rosacea.
TP-05 for the Potential Prevention of Lyme Disease
We are exploring the therapeutic potential of TP-05 as an oral, systematic prophylactic for Lyme disease designed to eradicate the tick before it can transmit the Borrelia burgdorferi infection that causes Lyme disease. There are approximately 80 million people in the U.S. at risk of Lyme disease exposure with nearly 30 million of which are moderate to high risk. Further, there are approximately 400,000 reported cases of Lyme disease in the U.S. each year, but it is believed that the actual number of cases could be much higher.
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
Currently, there are no FDA-approved pharmacological prophylactic options for Lyme disease. We believe TP-05 is currently the only non-vaccine, drug-based, preventive therapeutic in clinical development that targets the ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly provide systemic blood levels of lotilaner, a well-characterized anti-parasitic agent that paralyzes and kills infected ticks attached to the human body through selective targeting of parasite-specific GABA-CI channels, before they can transmit the Borrelia burgdorferi infection.
In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial (the "Callisto trial") and enrollment of the first patient in the Phase 2a clinical trial (the "Carpo trial"). The Carpo trial was designed to evaluate TP-05, for the potential prevention of Lyme disease in humans. The Carpo trial was a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. Sterile, non-pathogenic nymphal ticks were placed on the skin of healthy human volunteers at two separate instances (one day prior to dosing and 30 days after dosing). Tick mortality was evaluated within 24 hours of attachment after each placement. In most cases, ticks must be attached for 36-48 hours or more before Lyme disease can be transmitted, so killing ticks within 24 hours of attachment can greatly increase the probability of disease prevention.
In February 2024, we announced positive topline results from the Carpo trial which demonstrated a statistically significant benefit in killing ticks compared to vehicle (p < 0.0001). Specifically, after the Day 1 tick challenge, mean tick mortality was 97.0% (± 1.4 standard error, SE) and 92.0% (± 6.3 SE) for the high and low doses of TP-05, respectively, compared to only 5.0% (± 2.5 SE) for placebo. Similarly, at the 30-day challenge, mean tick mortality at 24 hours after placement was 89.0% (± 11.1 SE) and 91.0% (± 6.1 SE) for the high and low doses of TP-05, respectively, compared to only 9.0% (± 8.0 SE) for placebo (p<0.001). No statistically significant differences in tick mortality were observed between the two TP-05 treatment arms, and TP-05 was generally well tolerated.
In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which plans to include several hundred subjects. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that the best approach to potentially deliver this potential prophylactic therapy to patients is to enter into discussions to partner this program either prior to the initiation of the Phase 2b study or after the completion of the study.
The following chart presents our wholly owned product candidates and clinical development status:

Upcoming Potential Value Driving Catalysts

U.S.

TP-04 for Ocular Rosacea:
Plans to initiate Ph 2 study in 2H 2025

TP-05 for Lyme Disease Prevention:
Plans to initiate Ph 2 study in 2026

Europe

XDEMVY for DB:
On-track for potential regulatory approval in 2027

Japan

TP-03 for DB:
Initial results from a prevalence study anticipated in 1H 2025

Greater China*

TP-03 for DB:
New Drug Application accepted in China

* Submitted by Tarsus's partner Grand Pharma

Our Strategy
Our ambition is to become a leader in eye care. We have been intentional about charting a new course in eye care that is grounded in addressing the root cause of disease and we intend to achieve this ambition by pursuing the following key strategic objectives:
•Continue to accelerate the launch trajectory of our first marketed product, XDEMVY. We launched XDEMVY for the treatment of Demodex blepharitis in August 2023 after receiving FDA approval in July 2023. XDEMVY has delivered remarkable results for patients and ECPs, and offers a compelling value proposition for payers.
•Continue to pursue a potentially transformative opportunity in Ocular Rosacea. OR is our next opportunity to create another potential blockbuster market in eye care. Ocular Rosacea is another common eye disease that has been underdiagnosed and undertreated for years because there are no FDA-approved therapeutics. In January 2025, we announced plans to initiate a Phase 2 study in the second half of 2025.
•Continue to advance and expand our pipeline, bringing novel products utilizing lotilaner to unmet needs across human medicine, including Lyme disease prophylaxis. The mechanism of lotilaner coupled with our insights into disease where it can demonstrate clinical benefit, provides an opportunity to expand into new indications for treatment or prevention. In December 2024, we met with the FDA about our Lyme disease prevention program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which would include several hundred subjects. We continue to believe that the best approach to potentially deliver this potential prophylactic therapy to patients is to enter into discussions to partner this program either prior to the initiation of the Phase 2b study or after the completion of the study.
•Evaluate and strategically enter collaborations to maximize the potential of our pipeline and the scope of our eye care product offerings. Apart from the development and license agreement (the "China Out-License") with Xi An Grand Chang An Pharmaceutical Co., Ltd. ("GrandPharma") of TP-03 for the potential treatment of Demodex blepharitis and MGD within the China Territory, as described below within License Agreements: GrandPharma Agreement, we have retained our rights globally to all of our indications for use in humans, including for XDEMVY for the treatment of Demodex blepharitis, TP-04 for the potential treatment of Ocular Rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. Given the potential to treat patients worldwide we may opportunistically enter into additional strategic collaborations around certain product candidates, disease and/or geographic regions.
•Continue innovating and planning for growth. We have assembled an exceptional management team with decades of deep and expansive strategic expertise building new markets across eye care and biotechnology. This team, coupled with their strong execution capabilities and financial discipline will potentially enable further innovation and growth.

Additional Potential Growth Drivers in 2025 and Beyond

We are on track for potential European regulatory approval of a preservative-free formulation of XDEMVY for the potential treatment of Demodex blepharitis in 2027. We have initiated market development work, including Key Opinion Leader engagement, disease education and scientific presentations at major conferences.

In Japan, we expect to share results from a Demodex blepharitis prevalence study in the first half of 2025 and meet with Japanese regulatory authorities to help determine a regulatory path forward.

The Chinese regulatory agency, National Medical Products Administration, accepted the New Drug Application ("NDA") submitted by our partner, Grand Pharmaceutical Group Ltd., for TP-03 for Demodex blepharitis.
Commercial Strategy for Demodex Blepharitis
In August 2023 we launched XDEMVY in the U.S. with a specialty sales force, social and digital media, and ECP education campaigns and targeted prescribing ophthalmologists and optometrists.
During 2024, we continued to work with KOLs and various associations to increase Demodex blepharitis awareness and education, and we have highlighted prevalence, impact, and simplicity of diagnosis of Demodex blepharitis. Our goal is to continue to educate ECPs about the prevalence of Demodex blepharitis, simplicity and efficiency of diagnosis, and the positive profile of XDEMVY. Consistent with our goal to educate ECPs, we expanded our sales force by approximately 50 new representatives and leaders in 2024. In addition to educating ECPs, we activated our first Direct-to-Consumer ("DTC") campaign in streaming television in the fourth quarter of 2024 that leverages creative and memorable visuals to illustrate the damaging impact of the disease, with the goal of supporting patients in their journey and encouraging them to consult with ECPs to see whether XDEMVY is right for them.
In 2024, the first full year XDEMVY was available on the market, XDEMVY generated $180.1 million in net product sales, more than 163,000 bottles were dispensed to patients, and we secured broad commercial and Medicare coverage. The success of XDEMVY was built on a very core set of fundamentals and a reflection of our strategic approach to an unwavering focus on evidence generation, education, ease of access and execution, which we believe will drive continued success in 2025 and beyond.

Blepharitis: Market Overview
Blepharitis is a common, chronic ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation. It is also a progressive disease that often manifests with more severe symptoms if left untreated, such as blurring of vision, missing eyelashes, MGD, corneal damage and potentially, in extreme cases, blindness. Demodex blepharitis may affect approximately 25 million Americans based on an extrapolation from the Titan study (as defined below) indicating 58% of patients presenting to U.S. eye care clinics have collarettes, a pathognomonic sign of Demodex infestation, and that at least 45 million people annually visit an eye care clinic. In addition, there is growing awareness among ECPs of the pathognomonic sign of Demodex infestation, called collarettes or cylindrical dandruff, which is a specific type of debris found at the base of the eyelashes. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs as part of a standard eye examination. The prevalence of Demodex blepharitis increases progressively with aging, which is one main risk factor for the disease, though other frequently presenting patients can also suffer from dry eye, contact lens intolerance, and cataracts. These patients commonly present to the offices of ECPs for other ophthalmic diseases besides blepharitis, such as cataract surgery evaluation and contact lens discomfort. Accordingly, we believe that there is significant opportunity to increase the diagnosis rate of Demodex blepharitis through ECP and patient education that encourages examination of the disease in standard practice.
Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the disease among ECPs, there were no FDA-approved therapeutics for the treatment of blepharitis, let alone Demodex blepharitis, until XDEMVY was approved in July 2023. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases with limited treatment alternatives, there are already approximately 1.5 million Demodex blepharitis diagnoses in the U.S. based on findings from the Titan study and data that show blepharitis classified per the International Classification of Diseases, Tenth Revision, Clinical Modification ("ICD-10-CM").
We have conducted epidemiology and market research on the prevalence of blepharitis and potential adoption of XDEMVY. Our research indicates approximately 58% of patients presenting to ECP offices have collarettes and, based on the Gao et al 2005 study (the "Gao study"), all patients with collarettes were also found to have Demodex mites. In addition, our market research suggests the potential for a high level of adoption of XDEMVY. We believe there is a significant opportunity to increase the diagnosis rate of Demodex blepharitis and build a significant new market with XDEMVY, a therapy that addresses the underlying root cause of the disease.
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
Blepharitis Overview
Blepharitis
Blepharitis is a common, chronic ophthalmic lid margin disease, which may lead to or exacerbate ocular surface disease. Blepharitis is primarily diagnosed and treated by ECPs, including ophthalmologists and optometrists. Typical signs and symptoms of blepharitis include debris on the eyelashes, redness of the eye and eyelid, missing or misdirected eyelashes, blurring of vision, irritation, lid itchiness and ocular discomfort. Blepharitis can be challenging to manage, recurs frequently, and its progression can lead to scarring of the eyelid, loss of proper eyelid and tear-film function, eyelid and lash abnormalities, inflammation of the conjunctiva and surrounding skin, MGD, suboptimal surgical outcomes, corneal damage, and potentially in extreme cases, blindness.
Multiple factors can cause blepharitis, including infestation by Demodex mites, bacterial infection, clogging of the meibomian glands and seborrheic dermatitis.
The following images illustrate representative eyelids with Demodex blepharitis demonstrating the characteristic sign of collarettes:

Figure 2: Eyelids With Demodex Blepharitis
Demodex Blepharitis
Demodex infestation is a major cause of blepharitis, and we estimate that the number of Demodex blepharitis patients in the U.S. may be as many as approximately 25 million. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases, with limited treatment options, there are already an estimated 1.5 million Demodex blepharitis diagnoses in the U.S. based on the Titan study and coding for blepharitis classified per the ICD-10-CM. Demodex mites are the most common ectoparasite found on humans and are more likely to cause infestation and disease with aging. Demodex blepharitis typically presents bilaterally in patients with the disease. There are two species of Demodex mites, folliculorum and brevis, that live on the skin of the face and eyelids. Demodex folliculorum, which is commonly found in the follicle, is the more common sub-species of mite that causes Demodex blepharitis.
The pathognomonic sign of Demodex blepharitis is a specific type of eyelid debris known as the collarette, which is also sometimes referred to as cylindrical dandruff, sleeves, or waxy scurf. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs among other things and can be easily diagnosed by ECPs with a standard eye examination known as the slit lamp examination. Other bothersome signs and symptoms of Demodex blepharitis that can lead to further disease progression include missing or misdirected eyelashes, crusting, redness of the lid margin, inflammation of the lid margin, inflammation of the conjunctiva and/or inflammation of the cornea, also known as blepharoconjunctivitis and blepharokeratitis. Demodex blepharitis is a progressive disease that often manifests with more severe signs and symptoms if left untreated, such as blurring of vision, missing eyelashes, MGD, corneal damage and potentially, in extreme cases, blindness. Furthermore, Demodex blepharitis can negatively impact daily activities and create an emotional burden for individuals with the disease. According to studies we have conducted, approximately 56% of cataract patients have Demodex infestation, which may increase the risk for infection after cataract and refractive surgery. Therefore, treating Demodex blepharitis may potentially improve patient satisfaction with cataract and refractive surgery. Additionally, the primary reason people stop wearing contact lenses is due to discomfort; blepharitis has been shown to cause contact lens intolerance. Therefore, treating Demodex blepharitis may reduce contact lens intolerance. We believe these benefits may lead to better vision and improved activities of daily living for patients.

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
The following figure illustrates collarettes at the base of an eyelash:
Figure 4: Collarettes Are the Pathognomonic Sign of Demodex Blepharitis
The Gao study confirmed the pathognomonic relationship of the collarette to Demodex infestation. The study included 55 patients seen at the Ocular Surface Center in Miami, Florida to determine the prevalence of Demodex in eyelashes with collarettes. All patients underwent a routine, complete eye examination and photography. Patients were divided into three main groups: (i) those with collarettes; (ii) those without collarettes and those who had been using daily lid scrubs for a full year; and (iii) those without collarettes who were not using daily lid scrubs. Of the 32 patients in the study, 100% of patients with at least one collarette had Demodex present. Those patients without collarettes were divided into two groups; patients who were using lid scrubs for a full year and those who were not. Only 7% (n=15) of patients without collarettes and who were not performing the daily lid scrubs had Demodex, while 50% (n=8) of those subjects without collarettes, but who were using daily lid scrubs with shampoo for a full year, had Demodex infestation, implying that hygiene alone did not eradicate the mites. All 55 patients were seen at one location and may not be representative of the U.S. population. However, subsequent studies, including the XDEMVY pivotal Saturn-1 and Saturn-2 trials, that had >800 patients, consistently demonstrated a correlation between the presence of collarettes and Demodex mites.
Demodex blepharitis can be diagnosed by ECPs with a slit lamp examination, by confirming the presence of collarettes. The slit lamp examination is routinely performed by ECPs as part of standard practice during a customary eye examination, so diagnosing Demodex blepharitis via presence of collarettes would not involve any additional equipment or workflow alterations on the part of the ECP.
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
Our Approach: Treating Demodex Mites, a Root Cause of Disease
To address these limitations and high unmet need for effectively treating Demodex blepharitis, we developed and are in the process of commercializing XDEMVY, which is the definitive standard of care for the treatment of Demodex blepharitis. XDEMVY is a novel therapeutic based on the drug lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels. XDEMVY met all endpoints in its clinical trials and was generally well tolerated throughout each of these trials. As a result, XDEMVY was approved by the FDA in July 2023 for the treatment of Demodex blepharitis and we began commercializing XDEMVY in August 2023.
XDEMVY Eye Drops – Mechanism of Action

The active ingredient in XDEMVY is lotilaner, a member of a class of anti-parasitic molecules called isoxazolines. It is a potent non-competitive antagonist of insect and arachnid GABA-Cl channels. Lotilaner is designed to eradicate Demodex mites by selectively inhibiting GABA-Cl channels, causing mite paralysis and eventual death. It has demonstrated no binding to human GABA-Cl and other ion channels (e.g. hERG) and thus likely has no impact on the human nervous system. Lotilaner is a lipophilic molecule, which may promote its uptake in the oily sebum of the hair follicle, where the mites reside. In clinical trials, XDEMVY was topically applied to the eye BID to better ensure delivery of the drug to the eyelid margin. Following mite eradication, collarettes eventually clear from the eyelid since they are composed of mite-related waste.

The following figures illustrate the intended paralysis of mites in the hair follicle by XDEMVY administration:
Figure 5: Progression of XDEMVY Application, Mite Paralysis and Eradication
Clinical Development Program
To date we have completed seven clinical trials that include one Phase 3 trial, one Phase 2b/3 trial, four Phase 2 trials, and one Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met primary, secondary and/or certain exploratory endpoints, while demonstrating XDEMVY was well tolerated. These pivotal trial results (Phase 2b/3 and Phase 3) supported the FDA approval of XDEMVY in July 2023.

We have also completed, and/or have ongoing clinical trials for the potential treatment of Demodex blepharitis in patients with MGD including the Ersa trial involving XDEMVY, and the Rhea trial involving a XDEMVY vehicle; TP-04 for the potential treatment of Ocular Rosacea, and TP-05 for potential Lyme disease prophylaxis, among others.
The Saturn-2 Trial
In May 2021, we initiated the Saturn-2 trial; a randomized, controlled, multicenter, double-masked trial studying the safety and efficacy of XDEMVY for the treatment of Demodex blepharitis. The Saturn-2 trial was similar in design and size to the Saturn-1 trial, which met the primary and all secondary endpoints. The Saturn-2 trial's primary endpoint was the proportion of patients achieving collarette cure, defined as zero to two collarettes per lid. Secondary endpoints included the eradication of Demodex mites and the proportion of patients achieving a cure based on a composite of collarette cure and erythema cure (eyelid redness). A statistically significant outcome for primary efficacy endpoints is typically one of the requirements for FDA approval of a product. A statistically significant outcome indicates that the probability of the outcome occurring at random is less than the pre-established allowed error level, frequently set at 0.05 (or 1 in 20).
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
Safety Profile:
•Consistent with the results from the Saturn-1 trial, the Saturn-2 trial demonstrated that XDEMVY was well tolerated with a safety profile similar to the vehicle group.
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
The Saturn-1 Trial
In September 2020, we commenced the Saturn-1 trial; a randomized, controlled, multicenter, double-masked Phase 2b/3 trial that evaluated the safety and efficacy of XDEMVY in adults with Demodex blepharitis. The Saturn-1 trial enrolled 421 adult patients having more than ten collarettes on the upper lid and at least mild erythema of the upper eyelid margin. Each patient had at least 1.5 mites per lash on the upper and lower eyelids combined. One drop of XDEMVY was self-administered twice per day in each eye for six weeks. Enrolled patients received no treatment for blepharitis symptoms (i.e. lid hygiene) during the trial or 14 days prior to enrollment. The primary endpoint was complete collarette cure (grade zero defined as - zero to two collarettes per lid) and the secondary endpoints included complete mite eradication (mite density of zero mites per lash) and composite cure (the presence of zero to two collarettes on the upper eyelid and the absence of erythema (redness).
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
•95% of XDEMVY patients showed a significant improvement in mite count, achieving ≤0.5 mites per lash
•93% of XDEMVY patients improved by at least one collarette grade
We also announced results from an additional Saturn-1 trial safety analysis, which reinforced XDEMVY’s positive profile, revealing that XDEMVY had no clinically significant adverse effect on multiple safety measures including Corrected Distance Visual Acuity ("CDVA"), corneal staining, and intraocular pressure ("IOP"), and no significant findings from slit lamp biomicroscopy or fundus exam in the study. In addition, no impact to endothelial cell density ("ECD") was demonstrated in a subset of 21 patients. ECD was further evaluated as part of the Saturn-2 trial plan and also demonstrated no impact.
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
Our Additional Product Candidates
TP-04 Topical Formulation for the Treatment of Ocular Rosacea
Rosacea
Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. Approximately 10% of people in the U.S., or nearly 30 million Americans, are affected by rosacea and a study estimates rosacea prevalence can represent up to 5.4%

of the global population. . More than half of all rosacea patients present with ocular manifestations. Hallmarks of Ocular Rosacea include telangiectasias and erythema (flushing or redness). Clinical symptoms can range from bloodshot appearance, foreign body sensation, burning or stinging, light sensitivity and blurred vision. Ocular rosacea can also lead to inflammatory MGD, conjunctivitis, and decreased visual acuity caused by corneal complications.
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
Our Approach: TP-04 Topical Formulation for Ocular Rosacea
There are no FDA-approved therapeutics for Ocular Rosacea available today. Treatment options include topical anti-inflammatories including steroids for acute flares, and topical and/or oral antibiotics (e.g. tetracyclines, azithromycin). To address this unmet need in the rosacea market, we are developing lotilaner as a topical sterile ophthalmic product, TP-04. TP-04 is designed to be active after topical administration with no systemic activity. Lotilaner’s mechanism of targeting and killing Demodex mites has been established through our preclinical study and clinical trials evaluating XDEMVY in Demodex blepharitis, which is why we believe it may be effective in another Demodex driven disease. We believe we can improve upon existing treatments with an API that is potentially more effective (longer half-life, more lipophilic, greater therapeutic window). We believe a longer half-life leads to a more durable and long-lasting treatment and that more lipophilicity is expected to provide better bioavailability in the sebum in the follicle and sebaceous glands where mites reside, thus increasing the opportunity to target and eradicate mites and a greater therapeutic window.
We have completed the initial preclinical studies and a Phase 1 trial for TP-04 and have selected a topical ophthalmic formulation for early clinical studies. We intend to leverage systemic preclinical data from our XDEMVY program such as embryofetal development studies, genotoxicity studies and safety pharmacology studies, and augment with the dermal toxicology studies. In March 2023, we initiated the Galatea trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea. In February 2024, we announced positive topline results from the Galatea trial, which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and IGA score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. After review of this data with the FDA and KOLs, we decided to pursue development of TP-04 for the potential treatment of Ocular Rosacea. In January 2025, we announced plans to initiate a Phase 2 study in the second half of 2025 for the potential treatment of Ocular Rosacea.
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
Moreover, there are currently no FDA-approved small molecules or biologics for the prevention of Lyme disease. A vaccine for Lyme disease, LYMERix, was developed and launched by SmithKline Beecham in 1999. Approximately 1.5 million doses of the vaccine were sold in 1999, but the product was quickly removed from the market following negative press and a class-action litigation claiming a dangerous side effect profile. We are aware of vaccines currently under development including a multivalent recombinant protein vaccine, VLA-15, being developed by Valneva in partnership with Pfizer for Lyme disease; mRNA-based vaccine mRNA-1982/1975, being developed by Moderna and eliciting high levels of anti-OspA antibodies; and a pre-exposure prophylaxis injectable therapy being developed by MassBiologics involving a human anti-Lyme monoclonal antibody.
Our Approach: TP-05 Oral Formulation for the Prophylactic Protection against Lyme Disease
Since Borrelia is usually transferred during the second or third day following a tick bite, our approach is to eradicate the tick before it can transmit the bacteria. To do this, we are developing TP-05 as an oral tablet formulation of lotilaner. We are targeting potentially at least 30 days of prophylactic protection against Lyme disease with a simple oral regimen of TP-05. Given that lotilaner was developed specifically, in part, to eradicate ticks with systemic administration to domesticated animals such as dogs or cats, the pharmacology of lotilaner for Lyme disease prophylaxis is well understood. Similar to its mechanism against Demodex mites, lotilaner is a potent non-competitive antagonist of tick GABA-Cl channels. Antagonism of these channels in ticks induces paralysis and eventual death. While lotilaner results in the paralysis and eventual death of the I. scapularis vector, it does also result in the death of Borrelia burgdorferi, a non-free-living bacterium whose entire survival is conditional upon its living host. The high selectivity for insect and arachnid GABA-Cl channels over human channels where there has been no demonstrated binding, is a highly advantageous part of the profile of the molecule. Extensive preclinical systemic toxicology and safety pharmacology studies have been performed by third parties to date and support advancing TP-05 into clinical development. Lotilaner has a long, approximately 30-day systemic half-life in dogs, which we believe could provide for a convenient oral tablet administration.
In December 2022, we announced positive topline results from the Phase 1 Callisto trial for TP-05, a novel, oral, non-vaccine therapeutic for the potential prevention of Lyme disease. The Callisto trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and pharmacokinetic ("PK") of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. PK data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral regiment supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, exploratory ex-vivo tick kill modeling that utilized serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks. In December 2022, we also announced the initiation of the Phase 2a Carpo trial, evaluating TP-05 for the potential prevention of Lyme disease in humans. The Carpo trial is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024 we announced positive topline results from the Carpo trial.
In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which plans to include several hundred subjects. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that the best approach to get this potential prophylactic therapy to patients is to partner this program either prior to the initiation of the Phase 2b study or after the completion of the study.
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
Our lead product, XDEMVY, is a presentation of lotilaner, the API, formulated into a topical eye drop formulation. We believe that the existing capacity of our current API supplier is sufficient to support commercial scale-up, validation and commercial launch activities. Our current supplier currently manufactures current good manufacturing practice ("cGMP") lotilaner at multiple geographically distinct facilities.
Although we have relied on a single supplier for both non-clinical and clinical supply for lotilaner under cGMP protocols and a single CMO to manufacture XDEMVY and to perform analytical testing services, we have identified and are in the process of qualifying an additional manufacturer to provide lotilaner and drug product manufacturing and analytical testing services. The drug product manufacturing is a compounding and aseptic filling operation that we believe could be transferred to additional CMOs as necessary. We have suppliers for TP-04 topical formulation for Ocular Rosacea and TP-05 oral formulation for our Phase 1/2 trials.
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
Other than XDEMVY, there are currently no other on-label prescription pharmaceutical treatments available for the treatment of blepharitis or Demodex blepharitis specifically, in the U.S. Other than XDEMVY, current treatments for blepharitis in the U.S. include over the counter and off-label remedies such as tea tree oil, lid wipes and artificial tears. We are aware of other companies developing potential prescription therapies for blepharitis, including Azura Ophthalmics, Aperta Biosciences, LLC, Formosa Pharmaceuticals, Inc., Glaukos Corp., Hovione Scientia, Nicox, Premark Pharma, Quorum Innovations, and Viatris. To our knowledge, Azura Ophthalmics, Aperta Biosciences, LLC, Atticus Medical, and Glaukos Corp. are the only companies currently focused on Demodex blepharitis and are in pre-clinical stage for the Demodex blepharitis indication (Aperta, Atticus, and Glaukos have publicly disclosed plans to initiate Phase 2 trials in 2025), and Premark Pharma, Azura Ophthalmics, Nicox, and Viatris are the only companies with blepharitis programs that have completed Phase 2 trials.

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
Sales and Marketing
We launched XDEMVY in the U.S. in August 2023. In 2024, XDEMVY generated $180.1 million of net product sales driven by the following:
•More than 163,000 bottles have been dispensed to patients;
•More than 15,000 ECPs have prescribed XDEMVY;
•Broad commercial, Medicare, and Medicaid reimbursement has extended to more than 90% of covered lives, as of February 25, 2025; and
•Gross to net discounts of approximately 45%.

There are approximately 25 million people in the U.S. who suffer from Demodex blepharitis, however, we are initially targeting the approximately 9 million people who are proactively seeking treatment for Demodex blepharitis or seeking treatment for complementary eye conditions or treatments.

Demodex Blepharitis

A Multi-Billion-Dollar Potential Opportunity

1.5M	**DB Patients** Already diagnosed & seeking treatment[1,2]
1.5M	**MGD Patients** With DB[1, 2, 3]
1.2M	**Dry Eye Rx Patients** With DB[1, 3, 4, 5]
2.2M	**Cataract Patients** With DB[1, 3, 6]
2.3M	**Contact Lens Patients** With DB[1, 3, 7]

~9.0M Patients

Proactively Seeking Treatment for DB or Complementary Eye Conditions/Diseases

Clive, an XDEMVY patient. 1. Wilson J Ophthalmology 2015, 435606, 2014; 2. Symphony claims data; 3. Titan collarette prevalence study; 4.Market Scope 2020 Dry Eye Products Report: A Global Market Analysis for 2019 to 2025; 5. White et al., Clin Ophthalmology 2019: 13 2285-2292 6. AAO/ASCRS Statement on Cataract Surgery, July 2021; 7. Refractive Surgery Council August 2021

To date, we have observed increased adoption and utilization in the additional Demodex blepharitis patient segments noted above, which was further validated by our latest market research detailing that even at this early stage in the launch, approximately 40% of ECPs surveyed are already prescribing XDEMVY across each of these additional patient segments. And over 90% of the ECPs indicated they plan to increase utilization across these segments.
Outside the U.S., we intend to further develop commercialization strategies for TP-03, which may include collaborations with other companies. In March 2021, we entered into the China Out-License with LianBio Ophthalmology Limited ("LianBio"), granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory. In March 2024, we executed an agreement with GrandPharma and LianBio to transition these rights to

GrandPharma. The terms of this agreement are further described below in the section "License Agreements: GrandPharma Agreement." We are also exploring development and commercialization opportunities in other markets, including Europe and Japan.
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
As of December 31, 2024, the material licensed-in portfolio includes approximately 38 issued patents and approximately 17 pending patent applications from Elanco. These patents and patent applications relate to lotilaner and are issued or pending in, for example, the U.S., Argentina, Australia, Brazil, Canada, Chile, China, Columbia, several European territories, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, South Africa and Taiwan. The issued patents include composition of matter claims. The estimated natural expiration dates of the issued material in-licensed patents is approximately 2029 or 2030 with a potential extension until 2032.
Approximately 76 of our owned material patents and pending patent applications include treatment and composition of matter claims which relate to XDEMVY or TP-03 with respect to our lead indication (e.g., isoxazoline parasiticides for the treatment of Demodex blepharitis), as well as other conditions. These pending material patent applications include applications in the U.S., Australia, Brazil, Canada, China, several European territories, Hong Kong, Israel, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, and South Africa. We have a total of 38 material XDEMVY or TP-03-related issued patents worldwide. The estimated natural expiration dates of these issued patents are in 2038, and if additional patents issue on the material XDEMVY or TP-03-related pending applications of ours, the estimated natural expiration dates are between approximately 2038 and 2040.
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
We also protect our brand through trademark rights. As of December 31, 2024, we own: i) approximately 7 trademark registrations in the U.S., ii) approximately 3 pending trademark applications in the U.S., iii) approximately 34 trademark registrations in foreign countries, and iv) approximately 50 pending trademark applications in foreign countries. In order to supplement the protection of our brand, we also own at least 6 registered internet domain names.
Cybersecurity Risk Management and Strategy
We continue to make substantial investments to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed quarterly by our Board of Directors (the "Board").
As of December 31, 2024, we've implemented a set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email fraud. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry, as well as access to additional resources and other third parties as needed.

We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.
Our Information Technology General Controls ("ITGCs") are established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery. We have implemented processes to monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior business leadership and our Board. We conduct cybersecurity penetration testing annually to identify and remediate cybersecurity gaps. We also perform cybersecurity assessments of all our third-party providers who have access to our information technology systems and data.
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
Under the Eye and Derm Elanco Agreement, we have made cash payments to Elanco totaling $14.0 million for clinical milestone achievements, including: a $1.0 million upfront payment at execution in 2019, and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were recorded as research and development expense in the accompanying Statements of Operations and Comprehensive Loss in the respective periods incurred. Additionally, a sales-based milestone of $5.0 million and a commercial milestone of $4.0 million were achieved and paid to Elanco during the years ended December 31, 2024 and 2023, respectively. These milestones were recorded to intangible assets and cash and cash equivalents in the accompanying Balance Sheets as of December 31, 2024 and 2023 (see Note 9).
In accordance with the terms of the Eye and Derm Elanco Agreement, we are obligated to make further cash payments to Elanco upon our achievement of various clinical milestones up to an aggregate maximum of $2.0 million and various sales milestones up to an aggregate maximum of $70.0 million. If we receive certain types of payments from sublicensees, we are obligated to pay Elanco a variable percentage in the mid to high single digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (i) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (ii) the expiration of regulatory exclusivity and (iii) ten years after the first commercial sale of such licensed product in such country. As a result of the commercialization of XDEMVY in August 2023, we began accruing royalties payable, which were recorded to cost of sales in the accompanying Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023.
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
Elanco In-License Agreement for All Other Diseases or Conditions in Humans
In September 2020, we entered into a license agreement with Elanco (the "All Human Uses Elanco Agreement") granting us an exclusive, worldwide, sublicensable license to certain intellectual property for the development, marketing, and commercialization of lotilaner for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the All Human Uses Elanco Agreement. We utilize the intellectual property licensed under the All Human Uses Elanco Agreement in our TP-05 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco's consent, additional third parties.
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
Under the All Human Uses Elanco Agreement, we have made cash payments to Elanco totaling $0.5 million for clinical milestone achievements. We are required to make additional cash payments to Elanco upon the achievement of various clinical milestones for an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, we are obligated to pay contractual royalties to Elanco for sales in certain countries. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low to mid double-digits of such proceeds and decreasing after certain milestones are met, except for sublicense revenue generated after achieving regulatory approval for the use of lotilaner to applications in humans other than to treat or cure any eye or skin disease or condition. We owe Elanco tiered royalties during the royalty term in the mid-to-high single digits on our future net sales and those of our sublicensees. The royalty term for any licensed product in a given country commences on the date of first commercial sale of such licensed product and ends on the latest of (a) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (b) the expiration of regulatory exclusivity, or (c) ten years after the first commercial sale of such licensed product in such country. The All Human Uses Elanco Agreement shall expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The achievement deadlines for diligence milestones range between 24 months after contract execution to six years after contract execution.
Either party may terminate the All Human Uses Elanco Agreement upon a material breach by the other party, solely in the country pertaining to such breach, that is not cured within 60 days after receiving written notice from the other party. If we fail to comply with our development obligations under the All Human Uses Elanco Agreement, and fail to remedy such failure or cure such breach within 60 days, Elanco will have the right to terminate the All Human Uses Elanco Agreement. If we fail to meet any diligence milestones by the achievement deadlines set forth in the All Human Uses Elanco Agreement for any reason other than those outside of our reasonable control, and such milestones remain unmet for 120 days after Elanco notifies us of the failure to meet such diligence milestone, Elanco may terminate the All Human Uses Elanco Agreement. If Elanco terminates the All Human Uses Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. Elanco may also terminate the All Human Uses Elanco Agreement if we, our affiliates or sublicensees initiate proceedings to oppose Elanco’s licensed patents and such proceeding is not withdrawn within 30 days of Elanco providing notice to us; provided that Elanco may not terminate the All Human Uses Elanco Agreement for a challenge by a sublicensee if we terminate the sublicense with such sublicensee within such 30-day period.
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
GrandPharma Agreement
In March 2021, we entered into the China Out-License with LianBio (the "China Out-License") for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution) 0.25% in The People's Republic of China, Macau, Hong Kong, and Taiwan (the "China Territory") for the treatment of Demodex blepharitis and MGD.
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share - see Note 3). In March 2024, the Company executed an agreement assigning the China Out-License from LianBio to GrandPharma (the "Novation Agreement") and LianBio made a one-time payment of $2.5 million (the "Termination Payment") to the Company in April 2024. The Termination Payment was recorded as license fees and collaboration revenue in the accompanying Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into a warrant termination agreement (the "Warrant Termination Agreement) for a total cancellation payment received by us of $0.4 million (the "Warrant Cancellation Payment"). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the accompanying Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2024 and cash and cash equivalents in the accompanying Balance Sheet as of December 31, 2024.
Through December 31, 2024, we received aggregate payments from LianBio totaling $86.1 million comprised of: (i) initial consideration of $15.0 million; (ii) $67.5 million for the achievement of specified milestone events; (iii) $2.5 million upon execution of the Novation Agreement; (iv) $0.4 million upon execution of the Warrant Termination Agreement; and (v) $0.7 million related to a special cash dividend.
As of December 31, 2024, we will be eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory and/or patent milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of December 31, 2024.

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

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices ("GCP"), requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

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

•
A Phase 2b/3 clinical trial has elements of a late Phase 2 trial and a Phase 3 trial. We have designated the Saturn-1 trial as a Phase 2b/3 trial as it is both our first multi-center trial based in the U.S., and also a pivotal trial for the U.S.

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
Under the Prescription Drug User Fee Act (the "PDUFA"), as amended, each NDA must be accompanied by an application user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a qualifying small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product NDA also includes a non-orphan indication.
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
Under PDUFA, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, (i) standard review; and (ii) priority review. According to PDUFA performance goals, the FDA endeavors to review applications subject to standard review within ten months, whereas the FDA’s goal is to review priority review applications within six months, depending on whether the drug is a new molecular entity. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.
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

U.S. Patent-Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office ("USPTO"), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.
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
European Union Drug Development
Similar to the U.S., the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the 27 member states of the EU (the "EU Member States") have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the regime of the Clinical Trials Directive, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority ("NCA"), and one or more ethics committees. Under the regime of the Clinical Trials Directive all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.
In order to streamline the regulation of clinical trials across the EU, the EU legislator has adopted Regulation (EU) No 536/2014 (the "EU Clinical Trials Regulation"). The new EU Clinical Trials Regulation, which has repealed and replaced the EU Clinical Trials Directive, introduced a complete overhaul of the former regulation of clinical trials for medicinal products in the EU. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. The EU Clinical Trials Regulation is applicable as of January 31, 2022 and is applicable directly in all countries of the European Economic Area ("EEA") (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein). Clinical trials that were authorized under the Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new EU Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. From January 31, 2023 onwards, the application for new clinical trials must be done in accordance with the new EU Clinical Trials Regulation. The EU Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA.
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

•
The Community MA is adopted by the European Commission in the form of a decision through the Centralized Procedure (the "Centralized Procedure"). The decision, which is based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP") of the European Medicine Agency ("EMA"), is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional, on approval by the EMA for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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
Increasingly, third-party payers are requiring that drug companies provide them with discounts usually in the form of rebates from list prices and are challenging the prices charged for medical products. Further, such payers are examining the medical necessity and reviewing the cost effectiveness of newly launched drugs. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs or new indications for products as several large payers have implemented new to market blocks that can last anywhere between six to twelve months. Third-party payers may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct additional expensive pharmaco-economic Phase 4 real-world studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, maintaining coverage for a product is often evaluated annually by payers and additional barriers may be placed impacting access. We are committed to partnering with payers to ensure broad access and affordability.
Pharmaceutical Pricing
We participate in the Medicaid Drug Rebate Program and Medicare Part D Coverage Gap Discounts Program ("Medicare Part D"). Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and Medicare Part B ("Medicare Part B"), and under Medicare Part D, respectively. Under the Medicaid Drug Rebate Program, we are required to pay a mandatory rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Under the Medicare Part D Coverage Gap Discount Program, manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Medicare Part D benefit design. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program.
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
Further, the Inflation Reduction Act ("IRA") of 2022 (addressed further in the section on “Healthcare Reform”) establishes a Medicare Part D inflation rebate schemes (the first rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025).
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
Healthcare Reform
The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products and/or lower cost over the counter alternatives for branded prescription drugs. For example, the ACA substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.
There have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole" (the IRA sunsets the coverage gap discount program and replaces it with a new manufacturer discount, beginning in 2025).

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
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year required by the Budget Control Act of 2021, as amended by the American Taxpayer Relief Act of 2012 (“ATRA”). Subsequent legislation extended the 2% reduction, generally to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. ATRA, among other things, also reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
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
Further, the IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates.
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
Human Capital Resources

Human Capital

As of December 31, 2024, we had 323 employees, all of which were full-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Corporate Information
We were incorporated under the laws of the State of Delaware in November 2016. Our principal executive offices are located at 15440 Laguna Canyon Road, Suite 160, Irvine, California 92618. Our telephone number is (949) 418-1801. Our website address is www.tarsusrx.com. Information contained on the website is not incorporated by reference into this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, may be obtained free of charge at the Investor & News section of our website, www.tarsusrx.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, references to the URLs for these websites are intended to be inactive textual references only.

Facilities
We currently lease approximately 39,181 square feet of office and laboratory space in Irvine, California under certain leases that last expire in January 2027. In December 2024, we entered into a lease agreement for 59,626 square feet of new office space located in Irvine, California for a 10-year lease term. The lease payments for the new office space are expected to commence in late 2025 following the earlier of: (i) eleven months following the lease execution date; or (ii) the date the Company commences its regular business activities at the premises following completion of tenant improvements, at which time we plan to terminate our current leases without penalty. We believe that these spaces will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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
Risks Related to our Business and Operations
We are an early commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. We have incurred significant losses and negative cash flows from operations since our inception and could continue to incur significant expenses and losses for the foreseeable future.

We have one product, XDEMVY®, formerly known as TP-03, which obtained Food Drug and Administration ("FDA") approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our Open Market Sale AgreementTM (the "2023 ATM Prospectus"), as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities (as defined below). For the years ended December 31, 2024, 2023, and 2022, our net losses were $115.6 million, $135.9 million, and $62.1 million, respectively. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $360.2 million and $244.7 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, contract manufacturing organizations ("CMO"), and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between Russia and Ukraine, conflict in the Middle East, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine and conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the commercial operations of XDEMVY and further development of our product candidates could be delayed.

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology and cybersecurity will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our commercial operations of XDEMVY and further development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including private lawsuits or class actions under the California Consumer Privacy Act "CCPA"), which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
•product recalls, withdrawals or new labeling requirements, marketing or promotional restrictions; or
•loss of revenue.

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
•manufacturing and supply chain disruptions;
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

Our results of operations could be adversely affected by general conditions in the global and geopolitical economy and in the global financial markets. Financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, net, business and results of operations. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains), and the current conflict in the Middle East, have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Global and geopolitical economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global and geopolitical economic conditions could precipitate or materially amplify the other risks described herein.

We maintain a significant portfolio of investments disclosed as cash equivalents and marketable securities in our accompanying Balance Sheets. The value of our investments may be adversely affected by interest rate fluctuations, inflation, downgrades in credit ratings, illiquidity in the capital markets, health epidemics and other factors that may result in other-than-temporary declines in the value of our investments. Any of those events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on sales of investments.
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

We received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the U.S. and began generating revenue from product sales during the third quarter of 2023. Our ability to become and remain profitable is heavily dependent on our ability to continue to generate revenue from XDEMVY. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure and maintain adequate healthcare coverage and the acceptance of XDEMVY by patients, eye care providers ("ECPs") and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.

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

We currently have one product approved for commercial sale, XDEMVY, which was approved by the FDA in July 2023 for the treatment of Demodex blepharitis in the U.S. The success of our business, including our ability to generate revenue from product sales in the future, will primarily depend on the continued successful commercialization of XDEMVY and the successful development, regulatory approvals and commercialization of our product candidates in one or more jurisdictions. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of challenging objectives, including:
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
•obtaining an IND prior to commencing clinical trials in the U.S. for drug for a particular indication, such as TP-04 for the potential treatment of Ocular Rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction;
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
The sales, marketing, and distribution of XDEMVY or any future approved products may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities for any of our future approved products or enter into agreements with third parties to sell and market XDEMVY or any future approved products on acceptable terms, we may be unable to successfully commercialize XDEMVY or any future approved products.

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

We may face significant potential competition in the future, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted. XDEMVY and our product candidates, if approved, will also compete with existing branded, generic and off-label products.

The development and commercialization of new drug products is highly competitive. We face potential competition with respect to XDEMVY and our product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide and existing treatments. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

In order to market any products, including XDEMVY, outside of the U.S., we will need to comply with additional onerous and varying regulatory requirements of other countries regarding safety and efficacy on a country-by-country basis. Approval by the FDA in the U.S. does not ensure approval by comparable regulatory authorities in other countries or jurisdictions nor does it ensure that we will be able to successfully commercialize XDEMVY or any other approved products in the U.S. or in other jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Further, successful commercialization in the U.S. does not guarantee successful commercialization in other jurisdictions. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we, or our collaboration partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our ability to realize the full market potential of our products will be harmed.
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
Under the Medicaid Drug Rebate Program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B ("Medicare Part B"). Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to to the Centers for Medicare and Medicaid Services ("CMS"). These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate Program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate our Medicaid Drug Rebate Program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

The ACA (addressed further above in the section on “Business – Government Regulatory – Coverage and Reimbursement”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of pharmacy benefit managers ("PBM") “accumulator” and "maximizer" programs were invalidated by a court, such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” and "maximizer" programs, could negatively impact our financial results.
Federal law requires that a manufacturer also participate in the 340B Drug Pricing program "(340B program") in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” ("340B ceiling price) for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B program covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for Health Resources and Services to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, the IRA established a Medicare Part D Prescription Drug Program ("Medicare Part D") inflation rebate scheme, (with the first rebate period taking place in the fourth quarter of 2022 through the third quarter of 2023, and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.
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
We accrue rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D, and other government health care programs in the U.S. Our estimates for expected utilization of commercial insurance rebates are based on data received from its customers. The Company's estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. Our rebate calculations may require estimates, including estimates of customer mix, to determine which product sales will be subject to rebates and the amount of such rebates. We updates our estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, due to government invoicing delays or otherwise, we may need to adjust accruals, potentially adversely, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
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

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our product candidates on the potential treatment of certain indications. We are currently focused on the commercialization, of XDEMVY for the treatment of Demodex blepharitis. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on the most viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for XDEMVY and other product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for XDEMVY for other indications and other product candidates, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•we may decide, or regulators or Institutional Review Boards ("IRBs") or ethics committees may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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

We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of Ocular Rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the treatment of rosacea in March 2023. In February 2024, we announced positive topline results and in January 2025, we announced plans to initiate a Phase 2 study in the second half of 2025. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial, evaluating TP-05, a novel investigational oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial. In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which would include several hundred subjects. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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

We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we experienced delays related to our Carpo trial with topline results pushing to February 2024 as a result of patient enrollment delays. The enrollment of patients depends on many factors, including:
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

We have conducted a number of our completed clinical trials and may conduct ongoing clinical trials for our product candidates at sites outside the U.S., and the FDA may not accept data from trials conducted in such locations.
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

We have entered into two license agreements with Elanco Tiergesundheit AG "(Elanco"): (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 ("Eye and Derm Elanco Agreement") and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the "the All Human Uses Elanco Agreement" and with the Eye and Derm Elanco Agreement, the "Elanco Agreements"), and have also entered into the China Out-License as discussed elsewhere herein. We also may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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
We believe that our cash, cash equivalents and marketable securities of $291.4 million as of December 31, 2024 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K.
We will need to raise substantial additional capital to complete the development and commercialization of XDEMVY and our other product candidates through one or more of: equity offerings, draws from our Credit Facilities, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources.
Due to the complexities of our transition to a commercial stage company, it is challenging to estimate the actual amounts necessary to successfully commercialize any products approved for sale. We may need to raise additional funds earlier than currently anticipated if we choose to pursue additional indications for our product candidates, acquire new product candidates or otherwise expand our business more rapidly than we presently planned. We have based these estimates on assumptions that may prove to be incorrect or require adjustment because of our ongoing business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

Until such time as we can generate substantial revenue from product sales, including from XDEMVY, our only approved product, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, and March 2024, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million, $99.3 million, and $107.7 million, respectively, (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, and 3,281,250 shares of our common stock and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of certain properties or assets, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC"), as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank ("SVBB"). In March 2023, First Citizens Bank assumed all of SVBB’s obligations and commitments, and SVBB began operating as SVB, a division of First Citizens Bank. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership.
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

In April 2024 we entered into the 2024 Credit Facility with Pharmakon. The 2024 Credit Facility provides a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.6 million. The 2024 Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones, which may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively. We did not draw on the related $25.0 million first tranche prior to December 31, 2024. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of certain properties or assets, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.

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

We may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and eventual commercialization. In some instances, we or our third party contract manufacturers rely on single source suppliers for certain of the materials for our product and product candidates. This reliance on third parties and single source suppliers increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.

We do not have any, and have no plans to acquire any, manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the commercial manufacture of XDEMVY and the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of our product candidates, if approved. If the third parties we engage with are unable to supply us with sufficient quantities of XDEMVY or our product candidates, and we are unable to timely establish an alternate supply from one or more third-party manufacturers, we will experience delays in our commercialization and development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We currently have limited manufacturing arrangements and expect that XDEMVY and each of our product candidates will only be covered by third party manufacturers, which exacerbates these and other related risks for us. Additionally, we and our third party contract manufacturers rely and we expect that we will continue to rely on single-source suppliers for certain of the materials for our products and product candidates for the foreseeable future. For example, we purchase our API for XDEMVY, lotilaner, from Elanco, who sources through a single source supplier. This reliance on third parties, including single source suppliers, increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or any future approved products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts. If current or future suppliers are delayed or unable to supply sufficient materials to manufacture our products and product candidates, we may experience delays in our commercialization and development efforts, which would have an adverse affect on our business and results of operations.

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
•loss of the cooperation of an existing or future collaborator, including by Elanco and under the Elanco Agreements; and
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities.

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

The development and commercialization of our products, including our lead product XDEMVY, for the treatment of Demodex blepharitis, TP-04 for the potential treatment of Ocular Rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco. If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.

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

If either Elanco Agreement is terminated or if our field of use in the Eye and Derm Elanco Agreement is reduced to eye and skin conditions only by Elanco, we would lose our applicable license in the country where such license was terminated and all rights therein to the licensed intellectual property would revert to Elanco. The loss of the license from Elanco would prevent us from developing and commercializing XDEMVY, TP-03, TP-04 and TP-05 in any country where the license is terminated and could subject us to claims of breach of contract and patent infringement by Elanco if any continued research, development, manufacture or commercialization of XDEMVY, TP-03, TP-04 or TP-05 is covered by the affected patents. If Elanco terminates the Eye and Derm Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty-free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans. If Elanco terminates the All Human Uses Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty-free license to our patents and know-how relating to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for all applications in humans other than the treatment, palliation, prevention or cure of any eye or skin disease or condition. Accordingly, the loss of our license or the termination of our license for skin diseases and conditions or of our license for other use in humans with Elanco would materially harm our business.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the scope of patent protection outside of the U.S. is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing or will pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. As noted above, the Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License agreement with a combined condition of patent issuance related to TP-03 in China. If we are not able to obtain the aforementioned patent issuance in China, the likelihood we achieve the associated milestone, as well as commercialization in the China Territory, would be substantially decreased.

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

The commercialization of XDEMVY and the development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. In 2019 and 2020, we entered into the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement, respectively. We have utilized these license rights in developing and marketing XDEMVY, and our TP-03, TP-04 and TP-05 product candidates. We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of XDEMVY in other jurisdictions or our product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for the commercialization of XDEMVY in other jurisdictions or the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of XDEMVY or that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:
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

The ACA substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% in 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025); (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) created a licensure framework for follow on biologic products; and (viii) established a Center for Medicare & Medicaid Innovation, at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole" (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025). In the future, Congress may consider other legislation to modify elements of the ACA or other health care reform measures, agencies may further alter their implementation of elements of the ACA or other such measures, and other judicial challenges to elements of the ACA or other such measures may be brought. The extent to which any such changes may impact our business or financial condition is uncertain.
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
The IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Medicare Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme and a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the price of a Medicare Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Medicare Part B or Part D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified Non-FAMP starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our products.
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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (the "FTC Act"), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Additionally, European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the EEA (including the EU), UK, and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in 2023 ("EU-U.S. Data Privacy Framework"). The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism under the GDPR is using the EU Standard Contractual Clauses (“EU SCCs”) as approved by the European Commission in 2021. In order to use the EU SCCs mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. It follows from case law of the Court of Justice of the EU and the European Data Protection Board that compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data In the UK, international transfer mechanisms have been approved, including: the International Data Transfer Agreement and the International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has issued and maintains guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.
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
Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), significant fines, private litigation, and/or adverse publicity and could negatively affect our financial condition, operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain personal data, as well as the providers who share this personal data with us, may contractually limit our ability to use and disclose the personal data. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy and data protection laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

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

As of December 31, 2024, we no longer qualified as an emerging growth company or a smaller reporting company and, as a result, are no longer able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, subject to applicable transition relief.
On June 28, 2024, the last business day of the second quarter of 2024, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700.0 million. As a result, we became a large accelerated filer as of December 31, 2024, as defined in Rule 12b-2 under the Exchange Act, and ceased to qualify as an emerging growth company. Effective December 31, 2024, due to large accelerated filer status, we no longer qualify as a smaller reporting company and accordingly are not permitted to take advantage of the reduced reporting requirements for smaller reporting companies, subject to a transition period that allows us to use smaller reporting company scaled disclosure for our Annual

Report on Form 10-K for the year ending December 31, 2024. With the transition to becoming a large accelerated filer, we did not elect to use the smaller reporting company scaled disclosures.
As a result of our loss of emerging growth company and smaller reporting company status, we expect our operating costs to increase as our compliance, reporting and other costs increase.

Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, we had 38,349,826 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, ("Securities Act") and various vesting agreements.
We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our 2023 ATM Prospectus, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in March 2024 we completed a follow-on public offering of 3.3 million shares of our common stock at a public offering price of $32.00 per share and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock at a price of $31.9999 per pre-funded warrant, for aggregate net proceeds of approximately $107.7 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses) and in 2023 we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our 2023 ATM Prospectus. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2024, our officers, directors and the holders of more than 5% of our outstanding stock collectively beneficially own approximately 50% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Therefore, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engaging outside consultants, continue to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This requires us to incur substantial professional fees and internal costs to maintain compliance.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law ("DGCL") may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
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

In addition, as a Delaware corporation, we are subject to Section 203 of the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine.

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

Risk Management and Strategy
As of December 31, 2024, we've implemented a set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.
Our information technology general controls are established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery. We have implemented processes to monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior business leadership and our Board of Directors. We conduct cybersecurity penetration testing annually to identify and remediate cybersecurity gaps. We also perform cybersecurity assessments of all our third-party providers who have access to our information technology systems and data.
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Head of Information Technology ("IT") who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process. We have a dedicated IT resource with expertise in cybersecurity and risk management who is dedicated to working with our internal IT team on cybersecurity risk management.
We also engage other consultants and other third parties in connection with our risk assessment and mitigation processes. These service providers assist with the design and implementation of our cybersecurity policies and procedures, as well as monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
Governance
Our Board of Directors and Audit Committee are responsible for overseeing our cybersecurity risk management and strategy.
Our Head of IT provides periodic briefings to the Audit Committee including our cybersecurity risks and activities, any potential cybersecurity incidents and related responses, cybersecurity systems testing and, activities of third parties. Our Audit Committee regularly meets with our Chief Financial Officer and Head of IT about the Company’s ongoing compliance and risk management and reports to the Board of Directors regularly.
Cybersecurity Threat Disclosure
To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company.
For further discussion of cybersecurity risks, please see Item 1A, “Risk Factors”.
Item 2. Properties.
We currently lease approximately 39,181 square feet of office and laboratory space in Irvine, California. In December 2024, we entered into a new lease agreement for 59,626 square feet of office space located in Irvine, California for a 10-year lease term. The lease payments are expected to commence in late 2025 following the earlier of: (i) eleven months following the lease execution date, or (ii) the date the Company commences its regular business activities at the premises following completion of tenant improvements. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms (see Note 9).
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been publicly traded on the Nasdaq Global Market LLC under the symbol “TARS” since our IPO on October 15, 2020. Prior to this date, there was no public market for our common stock.
Holders of Common Stock

As of February 19, 2025, the closing price of our common stock on the Nasdaq was $49.55 per share, and there were approximately 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our Annual Meeting of Stockholders within 120 days after December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.
Stock Performance Graph
This graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since the date of the IPO on October 19, 2020, compared to two indices for each fiscal year end thereafter: the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on the date of the IPO, both in our common stock and each index. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.
Other Information
None.
Item 6. [Reserved]

Table of Content
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on 10-K. See the section titled “Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.
Overview
Our Business

We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. We launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023 after receiving the U.S. Food and Drug Administration ("FDA") approval in July 2023. Demodex blepharitis is caused by the infestation of Demodex mites. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.

XDEMVY targets and eradicates the root cause of Demodex blepharitis – Demodex mite infestation. The active pharmaceutical ingredient ("API") of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride ("GABA-Cl") channels with no GABA-Cl inhibition in humans.
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed, and/or have ongoing clinical trials for the potential treatment of Demodex blepharitis in patients with Meibomian Gland Disease ("MGD"), including the Ersa clinical trial involving XDEMVY, and the Rhea clinical trial involving an XDEMVY vehicle; TP-04 for the potential treatment of Ocular Rosacea; and TP-05 for potential Lyme disease prophylaxis, among others.

We intend to further advance our pipeline with the lotilaner API to address several diseases in human medicine, including eye care, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, a novel gel formulation of lotilaner for the potential treatment of Ocular Rosacea, and TP-05, a novel investigational oral formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.

Recent Business and Clinical Highlights

XDEMVY

•We recognized $66.4 million and $180.1 million in XDEMVY net product sales for the fourth quarter and full year 2024, respectively.

•We dispensed more than 58,500 and 163,000 bottles of XDEMVY to patients during the fourth quarter and full year 2024, respectively.

•We established broad Eye Care Professional ("ECP") utilization across more than 15,000 targets.

•The expanded sales force deployed in the third quarter 2024 started to deliver meaningfully to the increased ECP utilization and prescription volumes reported for the fourth quarter 2024.

•Broad commercial, Medicare, and Medicaid reimbursement of XDEMVY now extends to more than 90% of covered lives, as of February 25, 2025.
◦Recognized a gross-to-net discount of approximately 45% in the fourth quarter and full year 2024.

Table of Content
•We activated a memorable and action-oriented Direct-to-Consumer ("DTC") campaign on streamlining platforms in the fourth quarter 2024 and initiated a trial-run on network televisions in January 2025, including spots on the Golden Globes, the GRAMMYs and the National Football League playoffs.
◦The initial patient response from this campaign has been positive across multiple leading indicators, including the downloading of materials, taking the Demodex blepharitis quiz and utilizing the "find an eye doctor tool on the XDEMVY website.
◦DTC initiatives will continue on streamlining platforms and will meaningfully expand into a network television campaign beginning in the first quarter of 2025.

TP-03 Demodex blepharitis in patients with Meibomian Gland Disease, Ersa and Rhea Trials

In December 2023, we announced positive topline results of the Ersa trial evaluating XDEMVY administered twice daily ("BID") or three times a day ("TID") for 6 weeks and 12 weeks for the treatment of MGD in patients with Demodex mites. XDEMVY demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; and the number of glands secreting normal or clear liquid. In November 2024, additional positive data was presented from the Ersa trial as well as data from the Rhea trial, a pilot study evaluating XDEMVY vehicle for the treatment of MGD in patients with Demodex mites, at the American Academy of Optometry ("AAOpt") Annual Meeting 2024. The Rhea trial enrolled a similar patient population as the Ersa trial, and evaluated the same outcomes, with the same dosing regimens, except the Rhea trial participants received XDEMVY vehicle. Both the Ersa and Rhea trials also assessed patient reported outcomes for some of the most commonly reported patient symptoms in Demodex blepharitis and MGD, namely fluctuating vision, itching, redness, and burning.

The AAOpt presentation, which combined the Ersa and Rhea trials data in a pooled analysis, demonstrated that XDEMVY provided statistically significant and clinically meaningful improvements from baseline and when compared to vehicle. These improvements were shown across three objective measures of MGD: 1) the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; 2) the number of glands secreting normal or clear liquid; and 3) the number of glands yielding any liquid. Improvements were also demonstrated across certain patient reported outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea trials, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these trials, plus the FDA’s feedback that these patients are already covered under XDEMVY’s label for the treatment of Demodex blepharitis, our medical affairs team is moving forward with sharing this data with ECPs.
TP-04 Rosacea, Galatea Trial
In March 2023, we initiated the Galatea trial, a Phase 2a trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea. In February 2024, we announced positive topline results from the Galatea trial evaluating TP-04 for the treatment of rosacea which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. After review of this data with the FDA and Key Opinion Leaders, we decided to pursue development of TP-04 for the potential treatment for Ocular Rosacea. In January 2025, we announced plans to initiate a Phase 2 study in the second half of 2025 for the potential treatment of Ocular Rosacea.
TP-05 Lyme Disease, Carpo Trial
In February 2024, we announced positive topline results from the Carpo trial, which demonstrated statistical significance in the mortality of ticks compared to vehicle (p<0.001), regardless of treatment arm, and was well tolerated. The Carpo trial is designed to evaluate TP-05, a novel investigational oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans. The Carpo trial evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05.
In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which would include several hundred subjects. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that the best approach to get this potential prophylactic therapy to patients is to partner this program either prior to the initiation of the Phase 2b study or after the completion of the study.

Table of Content
We believe TP-05 is currently the only non-vaccine, drug-based prophylaxis in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
Officer and Board Appointments
We expanded and strengthened our eye care leadership with two key appointments to our executive team and Board of Directors. Elizabeth Yeu, M.D. was appointed Chief Medical Officer in November 2024. Dr. Yeu is a distinguished ophthalmologist with more than two decades of experience who transitioned from her role as our Chief Medical Advisor and a member of our Board of Directors. Katherine H. Goodrich, M.D., MHS was appointed to our Board of Directors in November 2024. Dr. Goodrich is currently the Chief Medical Officer of Humana Inc., and brings decades of experience driving innovative and value-based initiatives designed to improve patient outcomes.

Additional Potential Growth Drivers in 2025 and Beyond

We are on track for potential European regulatory approval of a preservative-free formulation of XDEMVY for the potential treatment of Demodex blepharitis in 2027. We have initiated market development work, including Key Opinion Leader engagement, disease education and scientific presentations at major conferences.

In Japan, we expect to share results from a Demodex blepharitis prevalence study in the first half of 2025 and meet with Japanese regulatory authorities to help determine a regulatory path forward.

The Chinese regulatory agency, National Medical Products Administration, accepted the New Drug Application ("NDA") submitted by our partner, Grand Pharmaceutical Group Ltd., for TP-03 for Demodex blepharitis.
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our Initial Public Offering ("IPO"), our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering"), August 2023 (the "August 2023 Public Offering"), and March 2024 (the "March 2024 Public Offering", collectively the "Follow-On Public Offerings"), and our Open Market Sale AgreementTM (the "2023 ATM Prospectus"), as well as proceeds from net product sales, our China Out-License, and drawdowns from the Credit Facilities.
We have incurred significant net operating losses ("NOLs") in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis, and, as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $115.6 million, $135.9 million and $62.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•continue to commercialize XDEMVY and our other product candidates for which we obtain regulatory approvals;
•maintain regulatory approval for XDEMVY and seek regulatory approval for our other product candidates that successfully complete clinical development, if any;
•advance the clinical development of TP-04 for the potential treatment of Ocular Rosacea and TP-05 for the potential Lyme disease prophylaxis;
•engage with contract manufacturers to ensure a sufficient supply chain capacity to provide commercial quantities of XDEMVY and any other products for which we may obtain marketing approval;
•maintain, expand and protect our intellectual property portfolio;

Table of Content
•hire additional staff, including clinical, scientific, technical, regulatory, marketing, sales, operations, financial, and other support personnel, to execute our business plan; and
•add information systems and personnel to support our product development and commercialization efforts, and to enable us to operate as a public company.
We began generating product sales during the year ended December 31, 2023, following the FDA approval of XDEMVY in July 2023 and our subsequent commercial launch in August 2023. Our reported revenue within license fees and collaboration revenue is from our China Out-License and clinical supply agreement; we expect to report additional revenue under this caption in future periods.
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

As of December 31, 2024, our aggregate cash, cash equivalents and marketable securities was $291.4 million – see the section below titled "Management's Discussion and Analysis of Financial Condition and Results of Operations —
Liquidity and Capital Resources."
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

See the section titled "Risk Factors" for a further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.
Components of our Results of Operations
Product Sales, Net
We recognize product sales, net when a customer obtains control of promised goods or services, which occurs at a point in time, typically upon delivery of the Company's product to the customer. We record the amount of revenue that reflects the consideration we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction

Table of Content
price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as each performance obligation is satisfied.
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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect our best estimate of the amount of consideration to which we expect to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, we will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. We categorize product sales deduction estimates as follows:
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
Prompt Pay Discounts: We provide our customers with a percentage discount on their invoice if the customers pay within the agreed upon timeframe. We expect that our customers will earn prompt pay discounts. We estimate the probability of customers paying promptly based on the percentage of discount outlined in the purchase agreement between the two parties, and deduct the full amount of these discounts from gross product sales and accounts receivable at the time revenue is recognized.
Product Returns: Our customers are contractually permitted to return the product within the contractual allowable time before and after the applicable expiration date. In the initial sales period, we estimate a provision for returns based on industry data and adjust the transaction price at the time of the product sale to the customer. Once sufficient history has been collected for product returns, we will utilize that history to inform our returns estimate. Once the product is returned, it is destroyed since it cannot be resold.
Chargebacks: A chargeback is the difference between our invoice price to the wholesaler and the wholesaler’s customer's contract price. The wholesaler tracks these sales and charges us back for the difference between the negotiated prices paid between the wholesaler's customers and the wholesaler's acquisition cost. We estimate the percentage of goods sold that are eligible for chargeback and adjust the transaction price and accounts receivable at the time of sale of the product to the customer.
Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance funded by the Company. We record contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. An accrued liability is recorded on unredeemed co-payment assistance related to products for which control has been transferred to the customer.
Rebates: We accrue rebates for contractually agreed-upon discounts with commercial payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. Our estimates for expected utilization of commercial payer rebates based on data received from our customers. The estimates for rebates under government programs are based on

Table of Content
statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. We calculate the accruals for commercial and government rebates based on various assumptions, including payer mix, with actual rebates potentially requiring accrual adjustments affecting product sales, net. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current period's activity, plus an accrual balance for known prior periods’ unpaid rebates. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
License Fees and Collaboration Revenue
License fees and collaboration revenue is primarily attributable to contractual milestones under the China Out-License. These amounts represent the contractual milestones achieved or allocated under the China Out-License that had been fully or partially completed by period end. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and GrandPharma and the completion of related performance obligations. License fees and collaboration revenue also includes the satisfaction of performance obligations under an existing clinical supply agreement.
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
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales may also include period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses in the Statements of Operations and Comprehensive Loss. As of December 31, 2024, we have sold materially all inventory that was recorded to research and development expense prior to FDA approval of XDEMVY.
Cost of License Fees and Collaboration Revenue
Cost of license fees and collaboration revenue includes the expense recognized under the terms of the China Out-License payable under the terms of our in-license agreement for lotilaner.
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

Table of Content
deliverables provided by CROs and CMOs and (ii) patient visits for dosing or other follow-up. To estimate period expense for recognition, we use information provided to us by our service providers and we then apply the corresponding fee schedule.
We track our external research and development expenses on a program-by-program basis, such as fees paid to CROs, CMOs, and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. However, we do not currently track employee time on a program-by-program basis. Prior to commercialization of XDEMVY, the vast majority of our external and internal research and development expenses were attributable to the development of XDEMVY.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related costs including salaries, benefits, stock-based compensation and other personnel-related expenses for our executive, finance, sales and marketing, and other administrative functions. Selling, general and administrative expenses also include sales and marketing costs to support our commercial launch starting in August 2023, consulting fees, legal services, rent and other facilities costs, patient assistance donations, the U.S. healthcare reform federal excise fee on Branded Pharmaceutical Manufacturers and Importers, and other general operating expenses, not otherwise classified as research and development expenses.
We expect that our selling, general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, continued commercialization of XDEMVY, preparing for potential commercialization of our other product candidates, and additional facility occupancy costs, as well as various incremental costs associated with being a public company, including: increased legal and accounting fees, regulatory costs associated with maintaining compliance with the rules of Nasdaq and SEC regulations, investor relations activities, directors and officers liability insurance premiums, and other accompanying compliance and governance costs.
Other Income, Net
Other income, net primarily consists of (i) interest income earned on our cash, cash equivalents, and marketable securities, (ii) interest expense on the Credit Facilities, and (iii) the change in estimated fair value of the LianBio equity warrants and LianBio common stock we received as part of the China Out-License.

Table of Content
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Revenues:
Product sales, net	$180,059	$14,729	$165,330
License fees and collaboration revenue	2,894	2,718	176
Total revenues	182,953	17,447	165,506
Operating expenses:
Cost of sales	12,826	1,593	11,233
Research and development	53,386	50,312	3,074
Selling, general and administrative	237,310	108,700	128,610
Total operating expenses	303,522	160,605	142,917
Loss from operations	(120,569)	(143,158)	22,589
Other income (expense):
Interest income	15,014	10,337	4,677
Interest expense	(7,849)	(3,346)	(4,503)
Loss on debt extinguishment	(1,944)	—	(1,944)
Other income (expense), net	586	(102)	688
Realized/unrealized (loss) gain on equity investments	(591)	259	(850)
Change in fair value of equity warrants issued by licensee	(201)	117	(318)
Total other income, net	5,015	7,265	(2,250)
Net loss	$(115,554)	$(135,893)	$20,339
Product Sales, Net
Product sales, net increased by $165.3 million for the year ended December 31, 2024 to $180.1 million, as compared to the prior year period. This increase was primarily driven by more than 163,000 bottles of XDEMVY dispensed to patients, compared to 17,400 bottles dispensed to patients in the prior year period. XDEMVY was approved by the FDA in July 2023 and was commercially launched in August 2023.
License Fees and Collaboration Revenue
For the year ended December 31, 2024, we recognized $2.9 million of license fees and collaboration revenue including (i) $2.5 million for the Termination Payment related to the Novation Agreement, and (ii) $0.4 million for the Warrant Termination Payment. For the year ended December 31, 2023, we recognized $2.7 million related to (i) the achievement of a $2.5 million contractual milestone under the China Out-License, and (ii) $0.2 million from the satisfaction of performance obligations under an existing clinical supply agreement. These allocated amounts represented the satisfaction of the transfer of license rights to LianBio and the completion of related performance obligations.
We will recognize additional license fees and collaboration revenue under the China Out-License to the extent other events occur, specifically related to (i) milestone achievement of regulatory events and/or patent issuance in the China Territory, and (ii) royalties and milestones from our licensee's product sales of TP-03 in the China Territory.
Cost of Sales
Cost of sales increased by $11.2 million for the year ended December 31, 2024 to $12.8 million, as compared to the prior year period as a result of the increase in bottles of XDEMVY that were dispensed. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY.

Table of Content
Research and Development Expenses

	December 31,		Change
	2024	2023
Direct external expenses:
TP-03 program	$15,520	$14,311	$1,209
TP-04 program	1,415	2,583	(1,168)
TP-05 program	2,602	5,261	(2,659)
Other early-stage programs	623	619	4
Indirect expenses:
Compensation and personnel-related	27,591	24,129	3,462
Other	3,135	2,409	726
Elanco milestone expenses	2,500	1,000	1,500
Total research and development expenses	$53,386	$50,312	$3,074

Research and development expenses increased by $3.1 million for the year ended December 31, 2024 to $53.4 million, as compared to the prior year period. The increase was primarily due to (i) $3.5 million of increased indirect expenses related to payroll and personnel-related costs (including increased stock-based compensation expense of $1.0 million) for employee additions to drive our product development initiatives, (ii) $0.7 million of increased other indirect expenses, (iii) a $1.5 million increase in milestone expense related to our in-license agreements (see Note 9), and (iv) $1.2 million of increased TP-03 program expenses. These increases were partially offset by (i) $2.7 million of decreased TP-05 program expenses including $1.5 million for the food effect study and $1.2 million for the Carpo trial, and (ii) a $1.2 million decrease in TP-04 program expenses related to completion of the Galatea trial.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $128.6 million for the year ended December 31, 2024, to $237.3 million as compared to the prior year period. The increase was primarily due to (i) $39.7 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $6.6 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, (ii) $52.0 million of increased commercial and marketing costs as we continued our commercial expansion of XDEMVY, (iii) $36.8 million of increased information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses continued to increase during 2024 due to further growth and expansion of our commercial activities for XDEMVY. XDEMVY was approved by the FDA in July 2023 and was commercially launched in August 2023.
Other Income, Net
Other income, net decreased by $2.2 million for the year ended December 31, 2024 due to (i) $1.9 million of loss on debt extinguishment related to the termination of our 2022 Credit Facility (defined below), (ii) $4.5 million of increased interest expense related to the Credit Facilities, (iii) a $0.9 million decrease related to the change in fair value of the LianBio common stock sold in June, and (iv) a $0.3 million decrease related to the change in fair value related to the final mark-to-market adjustment on the unvested third tranche equity warrant. These decreases were partially offset by (i) $4.7 million of increased interest income earned on our cash, cash equivalents and marketable securities, and (ii) $0.7 million of dividend income from LianBio.
Comparison of the Years Ended December 31, 2023 and 2022
For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Table of Content
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, the China Out-License, and drawdowns from our Credit Facilities. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $291.4 million.
Follow-On Public Offerings
In August 2023, we completed the August 2023 Public Offering in which 5,714,285 shares of our common stock were sold at a public offering price of $17.50 per share. In September 2023, the underwriters partially exercised an option to purchase an additional 355,164 shares of common stock at the public offering price of $17.50 per share. After giving effect to the exercise of the underwriters' option, we sold a total of 6,069,449 shares and received aggregate net proceeds of $99.3 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
In February 2024, we filed an automatic shelf registration statement on Form S-3 ASR (the "2024 Shelf Registration Statement"). In March 2024 we completed the March 2024 Public Offering. The 2024 Public Offering was an underwritten follow-on public offering under the 2024 Shelf Registration Statement, pursuant to which we sold 2,812,500 shares of our common stock, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock. The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. We also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full in March 2024. We received $107.7 million in aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
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
During the year ended December 31, 2024, there were no sales of our common stock pursuant to the 2023 ATM Prospectus.
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
As of December 31, 2024 we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) $20.0 million of potential future regulatory and/or patent milestones; (ii) $100.0 million of potential future China-based TP-03 sales threshold milestones; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
Credit Facilities
In February 2022, we executed the Credit Facility with Hercules Capital, Inc. and SVB (the "2022 Credit Facility"). Concurrent with the execution of the 2022 Credit Facility we drew $20.0 million. The 2022 Credit Facility was amended in January 2023 and August 2023. The Credit Facility, as amended, set a maximum interest rate, updated the terms of prepayment and included an extended period to drawdown the tranche associated with the NDA submission. During 2023, we made two

Table of Content
separate draws for an aggregate of $10.0 million from the $25.0 million tranche associated with the NDA submission of TP-03. We did not incur lender fees as part of the 2022 Credit Facility.
In April 2024, we executed the 2024 Credit Facility with Pharmakon with maturity in April 2029 (collectively, with the 2022 Credit Facility, the “Credit Facilities”). The 2024 Credit Facility is collateralized by substantially all of the Company's presently existing and subsequently acquired assets. Upon execution, we made a $75.0 million draw from the initial tranche, a portion of which was utilized to repay all outstanding indebtedness associated with the 2022 Credit Facility, for total net proceeds of $39.6 million. The 2024 Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones. The three additional tranches may be requested on or prior to December 31, 2024, June 30, 2025 and December 31, 2025, respectively.
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
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $360.2 million and $244.7 million as of December 31, 2024 and 2023, respectively.
We believe that our cash, cash equivalents and marketable securities of $291.4 million as of December 31, 2024 is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. We also have additional availability from our 2024 Credit Facility of $100.0 million contingent on maintaining certain sales milestones. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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
As part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sales AgreementTM we entered into with Jefferies in 2021 (the "ATM Sales Agreement"). Under the terms of the 2023 ATM Prospectus and ATM Sales Agreement, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. We have not sold any shares of our common stock under the 2023 ATM Prospectus during the year ended December 31, 2024. In December 2023, we sold 1,000,000 shares of our common stock under the 2023 ATM Prospectus for $20.00 per share and received net proceeds of $19.2 million, after deducting broker commission and offering-related expenses.
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

Table of Content
Also, as part of the 2021 Shelf Registration Statement, we concurrently filed a sales agreement prospectus (the “2021 ATM Prospectus”) covering the sale of up to $100.0 million of our common stock pursuant to an Open Market Sale AgreementTM. We did not sell any shares of our common stock under the 2021 ATM Prospectus. In July 2023, in connection with the August 2023 Public Offering, we terminated the sales agreement prospectus relating to the 2021 ATM Prospectus.
Other Liquidity Risks
We expect to incur significant operating losses for the foreseeable future, and for these losses to further increase, as we expand our clinical development programs for our other product candidates and continue to commercialize XDEMVY. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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
•the availability of our 2024 Credit Facility;
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

Table of Content
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
Lease Commitments
Our operating lease commitments reflect payments due for our active lease agreements in Irvine, California, for adjacent office and laboratory suites. In December 2024, we entered into a lease agreement for office space located in Irvine, California for a 10-year lease term. The lease payments are expected to commence in late 2025 following the earlier of: (i) eleven months following the lease execution date, or (ii) the date the Company commences its regular business activities at the premises following completion of tenant improvements. The base rent for the first year of the lease will be approximately $2.5 million and is subject to annual increases of 3% thereafter. The Company is entitled to an abatement of base rent for the first five full calendar months from the beginning of the lease commencement date for an aggregate amount of $0.7 million. As of December 31, 2024, our contractual commitments for our leases were $0.8 million, which will be paid over the remaining lease term of 0.8 years.
Purchase Obligations
As of December 31, 2024, we have entered into manufacturing supply agreements for the commercial supply of XDEMVY. These amounts do not represent all of our anticipated purchases, but instead represent the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts, as follows:

Amounts
2025	$1,943
2026	4,072
2027	3,744
2028	4,445
2029	4,534
Thereafter	—
Total	$18,738
Milestone Obligations
The terms of our Eye and Derm Elanco Agreement, All Human Uses Elanco Agreement, and Other In-License Agreement requires us to make future development milestone payments aggregating up to $9.0 million and future commercial and sales-based milestone payments aggregating up to $249.0 million upon our achievement of the specified milestones. The amount and timing of such obligations are unknown or uncertain as of December 31, 2024.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

Table of Content

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(83,027)	$(117,493)
Investing activities	(199,195)	140,604
Financing activities	154,656	130,176
Net (decrease) increase in cash and cash equivalents	$(127,566)	$153,287
Net Cash Used in Operating Activities

Net cash used in operating activities was $83.0 million for the year ended December 31, 2024, which primarily consisted of our net loss of $115.6 million, partially offset by net increases in non-cash and other charges of $28.7 million and net operating assets and liabilities of $3.8 million. The increase in net non-cash and other charges were primarily related to stock-based compensation expense of $27.8 million and a loss on debt extinguishment of $1.9 million. The increase in net operating assets and liabilities was primarily due to cash increases in accounts payable and other accrued liabilities of $40.3 million and $2.6 million of accrued payroll and benefits, partially offset by cash decreases including $30.1 million of accounts receivable, $7.0 million of prepaid expenses, and $2.0 million of inventory.

Net cash used in operating activities was $117.5 million for the year ended December 31, 2023, which primarily consisted of our net loss of $135.9 million, partially offset by net increases in non-cash and other charges of $18.1 million and net operating assets and liabilities of $0.3 million. The increase in net non-cash and other charges primarily related to stock-based compensation of $19.8 million. The increase in net operating assets and liabilities was primarily due to cash increases in accounts payable and other accrued liabilities of $13.2 million, accrued payroll and benefits of $7.7 million, partially offset by cash decreases including $16.6 million of account receivables, $2.9 million of prepaid expenses, and $0.7 million of other non-current assets.
Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $199.2 million for the year ended December 31, 2024, and consisted of (i) $262.6 million of purchased marketable securities, (ii) $3.0 million of purchased long-term investments, (iii) $5.0 million of intangible asset additions, and (iv) $1.6 million of purchased property, plant and equipment. These cash decreases were partially offset by $73.0 million of proceeds from maturities of marketable securities.

Net cash provided by investing activities was $140.6 million for the year ended December 31, 2023, and consisted of $174.8 million of proceeds from maturities of marketable securities, partially offset by (i) $28.7 million of purchased marketable securities, (ii) $4.0 million of intangible asset additions, and (iii) $1.5 million of purchased property, plant and equipment.
Net Cash Provided by Financing Activities

Net cash provided by financing activities was $154.7 million for the year ended December 31, 2024, and consisted of (i) $98.3 million of net proceeds from the issuance of common stock from our March 2024 Public Offering, (ii) $9.4 million from the issuance of pre-funded warrants related to the March 2024 Public Offering, (iii) $75.0 million of proceeds from an initial draw against our 2024 Credit Facility, (iv) $5.6 million of proceeds from the exercise of vested employee stock options, and (v) $1.8 million of proceeds from our Employee Stock Purchase Plan ("ESPP"). These increases to cash were partially offset by $31.9 million of debt extinguishment payments on the 2022 Credit Facility and $3.5 million of cash paid for loan issuance costs on the 2024 Credit Facility.

Net cash provided by financing activities was $130.2 million for the year ended December 31, 2023, and consisted of (i) $99.4 million of net proceeds from the issuance of common stock from our August 2023 Public Offering, (ii) $19.2 million of net proceeds from common stock sold under the 2023 ATM Prospectus, (iii) $10.0 million of proceeds from our 2022 Credit Facility, (iv) $1.0 million of proceeds from our ESPP, and (v) $0.6 million of proceeds from the exercise of vested employee stock options.

For a discussion of the statement of cash flows for the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Table of Content
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
While our significant accounting policies are described in the notes to our financial statements also included in this Annual Report on Form 10-K, we believe this critical accounting policy is the most important to understanding and evaluating our reported financial results.
Rebates
We accrue rebates for contractually agreed-upon discounts with commercial payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. Our estimates for expected utilization of commercial payer rebates are based on data received from our customers. The estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data we have accumulated since product launch. We calculate the accruals for commercial and government rebates based on various assumptions, including payer mix, with actual rebates potentially requiring accrual adjustments affecting product sales, net. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current period's activity, plus an accrual balance for known prior periods’ unpaid rebates. If actual rebates vary from estimates, we may need to adjust accruals, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in the notes to which they relate within our financial statements.
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2024.

Table of Content
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $291.4 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

As of December 31, 2024, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the year ended December 31, 2024.

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
TARSUS PHARMACEUTICALS, INC.

Table of Content
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tarsus Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Commercial and Government Rebates Impacted by Estimated Payer Mix
Description of the Matter
As described in Note 2 to the financial statements, where appropriate, the Company utilizes the expected value method to estimate variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The Company accrues variable consideration for rebates for contractually agreed-upon discounts with commercial payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. The Company calculates the accruals for commercial and government rebates based on various assumptions, including payer mix, with actual rebates potentially requiring accrual adjustments affecting net product sales.

Auditing the Company’s estimated payer mix used in the calculation of the accrued commercial and government rebates was especially challenging because it involved subjective management assumptions based on variability of rebates with commercial payers and government programs. Changes in the payer mix assumptions could have a material impact on the accrued commercial and government rebates.

Table of Content

How We Addressed the Matter in Our Audit	To test management’s payer mix assumptions, our audit procedures included, among others, comparing management’s estimate to our independently developed expectation based on historical results and inquiring of sales and marketing personnel. We performed a sensitivity analysis to evaluate the impact of changes in management’s estimated payer mix on the accrued commercial and government rebates. Additionally, we compared the accrued rebates, based on the estimated payer mix, to actual rebate invoices received in the subsequent period.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Irvine, California

February 25, 2025

Table of Content
TARSUS PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$94,819	$224,947
Marketable securities	196,557	2,495
Accounts receivable, net	46,760	16,621
Inventory	2,620	3,107
Other receivables	1,299	1,093
Prepaid expenses	14,650	7,868
Total current assets	356,705	256,131
Restricted cash, non-current	2,562	—
Inventory, non-current	2,533	—
Property and equipment, net	2,314	1,468
Intangible assets, net	8,326	3,867
Operating lease right-of-use assets	552	1,880
Long-term investments	3,000	631
Other assets	999	1,514
Total assets	$376,991	$265,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$64,789	$23,691
Accrued payroll and benefits	15,823	13,245
Total current liabilities	80,612	36,936
Long-term debt, net	71,845	29,819
Other long-term liabilities	—	1,748
Total liabilities	152,457	68,503
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 38,349,826 shares issued and outstanding at December 31, 2024; 34,211,190 shares issued and outstanding at December 31, 2023	6	5
Additional paid-in capital	584,559	441,641
Accumulated other comprehensive income (loss)	179	(2)
Accumulated deficit	(360,210)	(244,656)
Total stockholders’ equity	224,534	196,988
Total liabilities and stockholders’ equity	$376,991	$265,491
See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product sales, net	$180,059	$14,729	$—
License fees and collaboration revenue	2,894	2,718	25,816
Total revenues	182,953	17,447	25,816
Operating expenses:
Cost of sales	12,826	1,593	—
Cost of license fees and collaboration revenue	—	—	955
Research and development	53,386	50,312	42,624
Selling, general and administrative	237,310	108,700	44,949
Total operating expenses	303,522	160,605	88,528
Loss from operations	(120,569)	(143,158)	(62,712)
Other income (expense):
Interest income	15,014	10,337	3,499
Interest expense	(7,849)	(3,346)	(2,199)
Loss on debt extinguishment	(1,944)	—	—
Other income (expense), net	586	(102)	86
Realized/unrealized (loss) gain on equity investments	(591)	259	(268)
Change in fair value of equity warrants issued by licensee	(201)	117	(501)
Total other income, net	5,015	7,265	617
Loss before income taxes	(115,554)	(135,893)	(62,095)
Benefit from income taxes	—	—	4
Net loss	$(115,554)	$(135,893)	$(62,091)

Unrealized gain (loss) on marketable securities and cash equivalents	181	72	(74)
Comprehensive loss	$(115,373)	$(135,821)	$(62,165)

Net loss per share, basic and diluted	$(3.07)	$(4.62)	$(2.52)
Weighted-average shares outstanding, basic and diluted	37,604,538	29,383,276	24,619,700

See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	20,698,737	$4	$213,398	$—	$(46,672)	$166,730
Net loss	—	—	—	—	(62,091)	(62,091)
Recognition of stock-based compensation expense	—	—	13,460	—	—	13,460
Issuance of common stock, net of issuance costs of $5.3 million	5,889,832	1	74,233	—	—	74,234
Lapse of repurchase obligation for stock option exercises, prior to vesting	27,840	—	56	—	—	56
Exercise of vested stock options	40,979	—	123	—	—	123
Issuance of common stock upon the vesting of restricted stock units	32,914	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	37,156	—	462	—	—	462
Other comprehensive loss	—	—	—	(74)	—	(74)
Balance as of December 31, 2022	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	(135,893)	(135,893)
Recognition of stock-based compensation expense	—	—	19,830	—	—	19,830
Issuance of common stock, net of issuance costs of $6.9 million	6,069,449	—	99,303	—	—	99,303
Issuance of common stock under an at-the-market sale agreement, net of issuance costs of $0.8 million	1,000,000	—	19,199	—	—	19,199
Exercise of vested stock options	136,310	—	592	—	—	592
Issuance of common stock upon the vesting of restricted stock units	206,813	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	71,160	—	985	—	—	985
Other comprehensive income	—	—	—	72	—	72
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(115,554)	(115,554)
Recognition of stock-based compensation expense	—	—	27,818	—	—	27,818
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,331	—	—	98,332
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	323,148	—	5,609	—	—	5,609
Issuance of common stock upon the vesting of restricted stock units	440,746	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	93,492	—	1,795	—	—	1,795
Other comprehensive income	—	—	—	181	—	181
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534

See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net loss	$(115,554)	$(135,893)	$(62,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	685	744	326
Amortization of intangible assets	540	133	—
Amortization/accretion of debt-related costs	482	385	309
Stock-based compensation	27,818	19,830	13,460
Loss on debt extinguishment	1,944	—	—
Non-cash lease expense	635	541	464
Net amortization/accretion on marketable securities	(4,213)	(3,163)	(1,316)
Realized/unrealized loss (gain) on equity investments	591	(259)	268
Change in fair value of equity warrants issued by licensee	201	(117)	501
Changes in operating assets and liabilities:
Accounts receivable, net	(30,139)	(16,621)	—
Inventory	(2,046)	(3,107)	—
Other receivables	(206)	2,490	(3,490)
Prepaid expenses	(7,019)	(2,889)	(721)
Other non-current assets	572	(718)	(215)
Accounts payable and other accrued liabilities	40,337	13,240	821
Accrued payroll and benefits	2,578	7,726	2,721
Other long-term liabilities	(233)	185	(67)
Net cash used in operating activities	(83,027)	(117,493)	(49,030)
Cash Flows From Investing Activities:
Proceeds from sales and maturities of marketable securities	73,000	174,770	5,315
Purchases of marketable securities	(262,628)	(28,664)	(149,438)
Purchases of long-term investments	(3,000)	—	—
Intangible asset additions	(5,000)	(4,000)	—
Purchases of property and equipment	(1,567)	(1,502)	(506)
Net cash (used in) provided by investing activities	(199,195)	140,604	(144,629)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	98,287	99,355	74,352
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	9,365	—	—
Proceeds from issuance of common stock under an at-the-market sales agreement, net of paid issuance costs	—	19,244	—
Proceeds from long-term debt	75,000	10,000	20,000
Payment of debt issuance costs	(3,523)	—	(875)
Payments for debt extinguishment	(31,877)	—	—
Proceeds from sale of common stock under employee stock purchase plan	1,795	985	462
Proceeds from exercise of stock options	5,609	592	123
Payments of deferred offering costs	—	—	(75)
Net cash provided by financing activities	154,656	130,176	93,987
Net (decrease) increase in cash, cash equivalents and restricted cash	(127,566)	153,287	(99,672)
Cash, cash equivalents and restricted cash at beginning of period	224,947	71,660	171,332
Cash, cash equivalents and restricted cash at end of period	$97,381	$224,947	$71,660
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$384	$1,846	$—
Operating lease modification	$1,078	$—	$—
Interest expense paid in cash	$7,662	$2,880	$1,675
Additions of property and equipment included within accounts payable and other accrued liabilities	$99	$134	$21
Offering costs included within accounts payable and other accrued liabilities	$21	$—	$—
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
Follow-On Public Offerings
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the "2024 Shelf Registration Statement"). In March 2024, the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of December 31, 2024, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed in March 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
In August 2023, the Company completed a follow-on public offering under its shelf registration statement on Form S-3 (the "2021 Shelf Registration Statement") of 5,714,285 shares of common stock at a public offering price of $17.50 per share. In September 2023, the underwriters partially exercised the underwriters' option to purchase additional shares resulting in the Company's issuance of an additional 355,164 shares of common stock at the public offering price of $17.50 per share. The aggregate net proceeds received by the Company were $99.3 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
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
In May 2022, the Company completed a follow-on public offering under the 2021 Shelf Registration Statement for an initial underwritten sale of 5,600,000 shares of its common stock at the public offering price of $13.50 per share. The Company also granted the underwriters a 30-day option to purchase up to 840,000 additional shares of its common stock at the public offering price, which the underwriters partially exercised in June 2022 for an additional 289,832 shares at the public offering price of $13.50 per share. Total aggregate net proceeds received by the Company were $74.2 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
During the year ended December 31, 2024, there were no sales of the Company's common stock pursuant to the 2023 ATM Prospectus. During the year ended December 31, 2023, the Company sold 1,000,000 shares of common stock under the 2023 ATM Prospectus for net proceeds of $19.2 million, after deducting broker commissions and offering-related expenses. During the year ended December 31, 2022, there were no sales of the Company's common stock pursuant to the 2021 ATM Prospectus.
Liquidity
The Company has a limited operating history, limited history of product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through the Initial Public Offering ("IPO"), subsequent follow-on public offerings, and the 2023 ATM Prospectus, as well as from proceeds from product sales, the development and license agreement (the "China Out-License"), and draws on the current loan and security agreement (the "2024 Credit Facility") with Pharmakon Advisors, LP ("Pharmakon") and the previous loan and security agreement with Hercules Capital, Inc. ("Hercules") and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company ("SVB") (collectively, the "Credit Facilities"). The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements and other liquidity needs for at least 12 months from the issuance date of the accompanying Financial Statements that have been prepared on a going-concern basis.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and with the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these accompanying Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an ongoing basis, management evaluates its estimates including those related to the recognition of revenue, clinical trial accruals, contract manufacturing accruals, expected demand for inventory, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying Financial Statements under different assumptions and conditions.

The Company’s Financial Statements as of and for the year ended December 31, 2024 reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Financial Statements.

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
Restricted Cash
As of December 31, 2024, the Company held $2.6 million of restricted cash as collateral for a letter of credit related to the Company's new office space lease that was executed in December 2024 (see Note 9). The restricted cash will be held for longer than one year and is reported in non-current assets on the accompanying Balance Sheet.
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
Marketable securities are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within the accompanying Statements of Stockholders' Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses as well as credit losses, if any, on marketable securities identified on a specific identification basis are included in other income (expense) in the accompanying Statements of Operations and Comprehensive Loss. The Company evaluates the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other-than-temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Statements of Operations and Comprehensive Loss.
In April 2024, the Company made a preferred stock investment in a privately-held eye care company which does not meet the criteria for in-substance common stock. This preferred stock investment is included in long-term investments in the accompanying Balance Sheet given the Company's intent to hold these securities for longer than one year. In accordance with the measurement alternative under the Accounting Standards Codification 321, Investments— Equity Securities, at each subsequent reporting period the Company records its preferred stock investment at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings at each subsequent reporting period. In addition, at each subsequent reporting period the Company will assess for possible impairment indicators. If the Company determines that the preferred stock fair value is less than its carrying value, it will recognize an impairment loss through other income (expense) on the Statements of Operations and Comprehensive Loss. As of December 31, 2024, there have been no observable transactions or impairment indicators that would result in a change to the fair value of the Company's preferred stock investment. As of December 31, 2023, there were no preferred stock investments.
As of December 31, 2023, the LianBio common stock was classified as long-term investments due to the Company's intent at that time to hold these shares for longer than one year. These equity securities were designated as

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
available-for-sale with associated unrealized gains or losses reported in other income (expense) within the Statements of Operations and Comprehensive Loss.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company's customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses as of and during the years ended December 31, 2024 and 2023.
Inventory
Inventories include the costs of material, third-party manufacturing costs, packaging services, and freight-in. Cost is determined on a first-in, first-out basis. Inventory is measured at the lower-of-cost and net realizable value, based on a number of factors including, but not limited to, damage, expiration, or changes in price level.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. Prior to FDA approval of XDEMVY in July 2023, costs related to the production of such inventory were recorded as research and development expense on the Statements of Operations and Comprehensive Loss in the period incurred. The Company evaluates inventory levels that would be sold within one year. The portion of inventory that is not expected to be sold or used within one year is classified as inventory, non-current in the accompanying Balance Sheet.
Intangible Assets, Net
Intangible assets are measured at fair value as of the acquisition date or, in the case of commercial milestone payments, the date they become due. The evaluation of intangible assets includes assessing the amortization period for which the asset is expected to contribute to the future cash flows of the Company. Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis when the Company is unable to reliably estimate the pattern of cash flow. The carrying value of intangible assets as a result of achieving certain commercial milestones was $8.3 million and $3.9 million as of December 31, 2024 and 2023, respectively. Intangible assets are amortized to cost of sales over the remaining useful life of 8.7 years as of December 31, 2024, with an initial useful life of 10 years from the date of first commercial sale (see Note 9). Amortization expense for the years ended December 31, 2024 and 2023 were $0.5 million and $0.1 million, respectively. Accumulated amortization was $0.7 million and $0.1 million as of December 31, 2024 and 2023, respectively. The Company had no intangible assets or amortization expense as of and during the year ended December 31, 2022.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
As of December 31, 2024, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2025	$961
2026	961
2027	961
2028	961
2029	961
Thereafter	3,521
Total future amortization	$8,326
Long-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in the Statements of Operations and Comprehensive Loss. There have been no impairments of intangible assets for the years ended December 31, 2024 and 2023.
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
Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
related improvements. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value. There were no impairments recognized during the years ended December 31, 2024, 2023, and 2022.
Leases
The Company determines if an arrangement is or contains a lease at inception and evaluates each lease agreement to determine whether the lease is an operating or finance lease. Right-of-use assets (“ROU assets”) represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the initial non-cancelable lease term, unless there is a renewal option that is reasonably certain to be exercised. The Company uses its incremental borrowing rate at the lease commencement date in determining the discount rate utilized to present value the future minimum lease payments since an implicit interest rate in each at-market lease agreement was not determinable. Lease expense for the Company's operating leases are recognized on a straight-line basis over the lease term.
The Company's variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU assets and lease liabilities amounts presented in the accompanying Balance Sheets. The current and noncurrent portion of the operating lease liability are included in accounts payable and other accrued liabilities and other long-term liabilities, respectively, in the accompanying Balance Sheets. Rent expense is allocated to research and development and general and administrative expenses in the accompanying Statements of Operations and Comprehensive Loss.
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
Major Customers
The Company enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. Major customers are defined as customers that individually accounted for greater than 10% of the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Company's revenue. The following table presents each major customer that accounted for more than 10% of its gross product sales:

	December 31,
	2024	2023
Customer A	47%	13%
Customer B	14%	24%
Customer C	*	37%
Customer D	*	14%
Customer E	*	11%
Total gross revenue from major customers	61%	99%
* Represents less than 10% of respective balance
The following table presents each major customer that accounted for more than 10% of its accounts receivable, net:

	December 31,
	2024	2023
Customer A	55%	13%
Customer B	14%	*
Customer C	*	32%
Customer D	*	21%
Customer E	*	19%
Customer F	*	15%
Total accounts receivable from major customers	69%	100%
* Represents less than 10% of respective balance
The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
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
Revenue Recognition
(i) Product Sales, Net
The Company recognizes product sales, net when a customer obtains control of promised goods or services, which occurs at a point in time, typically upon delivery of the Company's product to the customer. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as each performance obligation is satisfied.
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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory discount rates, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. The Company categorizes product sales deduction estimates as follows:
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
Chargebacks: A chargeback is the difference between the Company's invoice price to the wholesaler and the wholesaler’s customer's contract price. The wholesaler tracks these sales and charges back the Company for the difference between the negotiated prices paid between the wholesaler's customers and the wholesaler's acquisition cost. The Company estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price and accounts receivable at the time of sale of the product to the customer.
Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance funded by the Company. The Company records contra-revenue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. An accrued liability is recorded on unredeemed co-payment assistance related to products for which control has been transferred to the customer.
Rebates: The Company accrues rebates for contractually agreed-upon discounts with commercial payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. The Company's estimates for expected utilization of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
commercial payer rebates are based on data received from its customers. The estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data the Company has accumulated since product launch. The Company calculates the accruals for commercial and government rebates based on various assumptions, including payer mix, with actual rebates potentially requiring accrual adjustments affecting product sales, net. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current period's activity, plus an accrual balance for known prior periods’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
(ii) License Fees and Collaboration Revenue
China Out-License
License fees and collaboration revenue in the accompanying Statements of Operations and Comprehensive Loss have historically related to the China Out-License that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China Territory")— see Note 10. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales also includes period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of XDEMVY in July 2023. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses in the Statements of Operations and Comprehensive Loss. As of December 31, 2024 the Company has sold materially all inventory that was recorded to research and development expenses prior to FDA approval of XDEMVY.
Selling, General and Administrative
Selling, general and administrative costs consist of salaries, benefits, stock-based compensation and other personnel-related costs for the Company's executive, finance, sales and marketing, and other administrative functions. Selling, general and administrative expenses also include sales and marketing costs to support the Company's commercial launch starting in August 2023, consulting fees, legal services, rent and other facilities costs, patient assistance donations, the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers, and other general

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
operating expenses not otherwise classified as research and development expenses. Advertising costs are expensed as incurred and were $29.8 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively. There were no advertising costs incurred for the year ended December 31, 2022.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including (i) the fair value of the Company’s common stock on the date of the option grant for all awards granted prior to the IPO, (ii) the expected term of the stock option until its exercise by the recipient, (iii) stock price volatility over the expected term, (iv) the prevailing risk-free interest rate over the expected term, and (v) expected dividend payments over the expected term.
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
Comprehensive Loss
Comprehensive loss represents (i) net loss for the periods presented, and (ii) unrealized gains or losses on the Company's reported marketable securities and cash equivalents.
Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements have been discussed within the footnote to which each relates. Outside of the pronouncements below, other recent accounting pronouncements not disclosed in these Financial Statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current financial position, results of operations, or cash flows.
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This requires publicly traded entities to provide enhanced disclosures about significant segment expenses regularly reviewed by the CODM, including publicly traded entities with a single reportable segment. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard during the year ended December 31, 2024. Refer to the Segment Reporting Footnote (Note 8) for related disclosures.
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
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	103,314	—	—	103,314
Commercial paper	—	21,795	—	21,795
Corporate debt securities	—	46,644	—	46,644
Government-related debt securities	—	29,801	—	29,801
Total assets measured at fair value	$193,136	$98,240	$—	$291,376
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$224,947	$—	$—	$224,947
Government-related debt securities	—	2,495	—	2,495
Common stock in LianBio	631	—	—	631
Equity warrants (for LianBio shares)	—	—	225	225
Total assets measured at fair value	$225,578	$2,495	$225	$228,298
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
LianBio Common Stock and Equity Warrants
In March 2021, contemporaneous with the China Out-License transaction, the Company and LianBio executed a warrant agreement for the Company to purchase, in three tranches, common shares in LianBio at an exercise price equal to common stock par value, which converted into warrants of the parent company of LianBio (a pharmaceutical company focused on the Greater China and other Asian markets; Nasdaq: LIAN; any references to common stock or warrants of LianBio shall refer to common stock or warrants of the publicly-traded parent of LianBio) in connection with LianBio's previous initial public offering. The first two tranches were vested, exercised, and converted into 156,746 shares of LianBio common stock as of December 31, 2022 and were recognized at fair value within long-term investments on the Balance Sheets as of December 31, 2023. As of December 31, 2023, LianBio common stock was classified within Level 1 of the fair value hierarchy, given its publicly reported price.
In February 2024, LianBio announced its plan to wind down its operations. In March 2024, LianBio's Board of Directors made a special cash dividend payment to the Company for $0.7 million (equivalent to $4.80 per share), which was recorded to other income (expense) in the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. LianBio was delisted from Nasdaq in March 2024 and trades on the over-the-counter markets. In June 2024, the Company sold its LianBio common stock and recognized a realized loss within other income (expense) in the Statements of Operations and Comprehensive Loss during the year ended December 31, 2024, which was not material.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The Company entered into an agreement with LianBio to terminate the unvested third tranche of the equity warrants related to the purchase of 78,373 shares of LianBio common stock (the "Warrant Termination Agreement") for a cancellation payment of $0.4 million (see Note 10). Upon execution of the Warrant Termination Agreement the Company recorded the final change in fair value of the equity warrant to other income (expense) in the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.

The fair value and amortized cost of cash equivalents, available-for-sale investments, and long-term investments by major security type are presented in the following table:

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	4,996	1	—	4,997
Total cash equivalents	$94,818	$1	$—	$94,819

Marketable securities:
U.S. Treasury securities	$98,247	$72	$(2)	$98,317
Commercial paper	21,757	38	—	21,795
Corporate debt securities	46,570	84	(10)	46,644
Government-related securities	29,805	12	(16)	29,801
Total marketable securities	$196,379	$206	$(28)	$196,557

(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2023
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$224,947	$—	$—	$224,947
Total cash equivalents	$224,947	$—	$—	$224,947

Marketable securities:
Government-related securities	$2,496	$—	$(1)	$2,495
Total marketable securities	$2,496	$—	$(1)	$2,495

Long-term investments:
Common stock in LianBio	$1,108	$—	$(477)	$631
Total long-term investments	$1,108	$—	$(477)	$631
(1) This balance includes cash requirements settled on a nightly basis.

As of December 31, 2024, substantially all available-for-sale debt securities had a maturity of 12 months or less. Eight securities had a contractual maturity between one and five years, with an estimated fair market value of $19.0 million and amortized cost of $19.0 million. As of December 31, 2023, all available-for-sale debt securities had a maturity of 12 months or less.
As of December 31, 2024 and 2023, the Company had ten available-for-sale debt securities and one available-for-sale debt security, respectively, in a continuous gross unrealized loss position for less than one year. As of December 31, 2024 and 2023, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Balance Sheets are summarized below:

Inventory
Inventory consists of the following:

	December 31,
	2024	2023
Current assets:
Raw materials	$—	$2,533
Work in progress	614	392
Finished goods	2,006	182
Inventory	2,620	3,107
Non-current assets:
Raw materials	2,533	—
Inventory, non-current	2,533	—
Total inventory	$5,153	$3,107
Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2024	2023
Furniture and fixtures	$1,598	$1,251
Office equipment	1,127	660
Laboratory equipment	167	167
Leasehold improvements	794	680
Manufacturing equipment	604	—
Property and equipment, at cost	4,290	2,758
(Less): Accumulated depreciation and amortization	(1,976)	(1,290)
Property and equipment, net	$2,314	$1,468
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $0.7 million, $0.7 million, and $0.3 million, respectively.

Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	December 31,
	2024	2023
Trade accounts payable and other	$27,739	$17,772
Accrued product sales deductions	33,122	4,867
Accrued royalty payable	3,320	654
Operating lease liability, current	608	398
Accounts payable and other accrued liabilities	$64,789	$23,691

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
5. STOCKHOLDERS’ EQUITY
2020 and 2016 Equity Incentive Plans
The Company's Board of Directors and stockholders adopted and approved the Company's 2020 Equity Incentive Plan (the “2020 Plan”) in October 2020. The 2020 Plan replaced the Company's 2016 Equity Incentive Plan that was earlier adopted in December 2016 (the "2016 Plan", collectively "the 2020 and 2016 Plans"). However, awards outstanding under the 2016 Plan will continue to be governed by its original terms. The number of shares of the Company's common stock that were initially available for issuance under the 2020 Plan equaled the initial sum of 9,000,000 shares plus 2,432,980 shares that were then available for issuance under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

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
Pursuant to the terms of the ESPP, the number of shares of common stock reserved for issuance under the ESPP are increased automatically on the first business day of each fiscal year, commencing in 2021 and ending in 2040, by an amount equal to the lesser of (i) one percent of the total number of shares of common stock outstanding on the last day of the year, (ii) 2.5 million shares, or (iii) a number determined by the Board of Directors.
Common Stock Outstanding and Reserves for Future Issuance
As of December 31, 2024 the Company had 38.3 million shares of common stock issued and outstanding, which excludes 312,500 of pre-funded warrants that remained exercisable at period end and are reserved for future issuance. As of December 31, 2023 the Company had 34.2 million shares of common stock issued and outstanding. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the years ended December 31, 2024, 2023, and 2022, no dividends were declared.
The Company's total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan are summarized below:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2024	2023
Pre-funded warrants to purchase common stock	312,500	—
Equity award plans:
Common stock awards reserved for future issuance under the 2020 and 2016 Plans	7,204,677	7,054,222
Common stock awards reserved for future issuance under the ESPP	2,765,942	2,859,434
Stock options issued and outstanding (unvested and vested) under the 2020 and 2016 Plans	5,007,908	4,760,366
Restricted stock units issued and outstanding (unvested) under the 2020 Plan	1,915,281	1,708,725
Total shares of common stock reserved	17,206,308	16,382,747
6. STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the accompanying Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$603	$190	$—
Research and development	6,804	5,833	3,736
Selling, general and administrative	20,411	13,807	9,724
Total stock-based compensation	$27,818	$19,830	$13,460
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Year Ended December 31,
	2024	2023	2022
Exercise price	$20.16 to $50.40	$12.48 to $18.78	$12.89 to $20.64
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	3.57% to 4.65%	3.38% to 4.83%	1.63% to 4.21%
Expected volatility	69.3% to 71.6%	69.7% to 73.3%	77.3% to 83.0%
Dividend yield rate	—	—	—
Weighted-average grant-date fair value per stock option	$35.60	$15.49	$18.37
Stock Option Activity
Stock option activity during the year was as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding - December 31, 2023	4,760,366	$16.62	7.53	$34,128
Granted	784,036	35.60
Exercised	(323,148)	17.34
Forfeited	(213,346)	22.45
Outstanding - December 31, 2024	5,007,908	$19.29	6.91	$180,669
Vested - December 31, 2024	3,349,367	$16.15	6.10	$131,356
Unvested - December 31, 2024	1,658,541	$25.64	8.54	$49,313

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
____________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company's common stock as of December 31, 2024.
The total grant-date fair value of options that vested during the years ended December 31, 2024, 2023, and 2022 was $13.5 million, $13.4 million, and $11.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $7.0 million, $1.6 million, and $0.5 million, respectively.
For the years ended December 31, 2024, 2023, and 2022 the Company recorded stock-based compensation expense for stock options of $15.2 million, $13.0 million, and $10.7 million, respectively. As of December 31, 2024, there was approximately $24.2 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years.
Restricted Stock Unit Activity
Restricted stock unit activity during the year was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding - December 31, 2023	1,708,725	$16.31
Granted	886,069	34.87
Vested	(440,746)	16.48
Forfeited	(238,767)	19.68
Outstanding - December 31, 2024	1,915,281	$24.41
The total grant date fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $7.3 million, $3.7 million, and $0.6 million, respectively. For the years ended December 31, 2024, 2023, and 2022 the Company recorded stock-based compensation expense for restricted stock units of $11.8 million, $6.5 million, and $2.5 million, respectively. As of December 31, 2024, there was approximately $37.6 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.0 years.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.8 million, $0.3 million, and $0.3 million, respectively, for the years ended December 31, 2024, 2023, and 2022.
7. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
Net loss	$(115,554)	$(135,893)	$(62,091)
Weighted-average shares — basic and diluted(1)	37,604,538	29,383,276	24,619,700
Net loss per share — basic and diluted	$(3.07)	$(4.62)	$(2.52)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	Year Ended December 31,
	2024	2023	2022
Stock options, unexercised — vested and unvested	5,007,908	4,760,366	3,899,342
Restricted stock units — unvested	1,915,281	1,708,725	551,258
Total	6,923,189	6,469,091	4,450,600
8. SEGMENT REPORTING
The Company manages business activities on an aggregated basis and operates in one reportable segment: therapeutics. The therapeutics segment derives revenue primarily through sales of XDEMVY to specialty pharmacies and distributors in the U.S, who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. The segment also generates license fees and collaboration revenue related to the China Out-License arrangement (see Note 10). The accounting policies of the therapeutics segment are the same as those described in the summary of significant accounting policies (see Note 2).
The Company’s chief operating decision-maker ("CODM") is its Chief Executive Officer. The CODM uses net loss, as reported in the accompanying Statements of Operations and Comprehensive Loss, to assess performance of the therapeutics segment and in deciding whether to allocate resources into the therapeutics segment or outside the segment, such as for acquisitions or new in-license agreements. The CODM uses net loss to regularly monitor budget versus actual results which are used in assessing performance of the segment and in establishing management’s compensation. The CODM does not review assets in evaluating the results of the therapeutics segment, and therefore, such information is not presented.
The following table provides the operating financial results of the therapeutics segment:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product sales, net	$180,059	$14,729	$—
License fees and collaboration revenue	2,894	2,718	25,816
Total revenues	182,953	17,447	25,816
Operating expenses:
Cost of sales	12,826	1,593	—
Cost of license fees and collaboration revenue	—	—	955
Research and development	53,386	50,312	42,624
Selling and marketing	140,482	63,301	20,893
General and administrative	96,828	45,399	24,056
Total operating expenses	303,522	160,605	88,528
Loss from operations	(120,569)	(143,158)	(62,712)
Other reconciliation items	5,015	7,265	621
Net loss	$(115,554)	$(135,893)	$(62,091)

	Year Ended December 31,
	2024	2023	2022
Other segment disclosures:
Interest income	$15,014	$10,337	$3,499
Interest expense	$(7,849)	$(3,346)	$(2,199)
Depreciation and amortization expense	$1,225	$877	$326

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
9. COMMITMENTS & CONTINGENCIES
Lease Agreements
Current Lease Agreement

In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of December 31, 2024, 2023, and 2022, the Company had six, five, and four active leases, respectively, for adjacent office and laboratory suites in Irvine, California.

In March 2024, the Company executed an amendment for an additional office suite. This amendment was accounted for as a lease modification and resulted in the recognition of an operating lease ROU asset valued at $0.4 million as of the execution date.

In December 2024, the Company entered into an agreement to terminate its existing facility lease agreements (the "Current Lease") and entered into a new lease agreement (the "New Lease"), both with the same landlord, to relocate its corporate headquarters. The Current Lease will terminate upon the earlier of the substantial completion of tenant improvements at the New Lease premises or the commencement of the Company's regular business activities at the New Lease premises, which the Company expects to begin occupying in late 2025, as discussed in more detail below.
The components of total lease expense for the Current Lease is as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$835	$705	$569
Variable lease expense	472	391	244
Total lease expense	$1,307	$1,096	$813
Other information related to the Current Lease is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating leases	$799	$884	$680
Remaining lease term (years)	0.8	3.1	1.1
Discount rate	11.0%	10.0%	10.0%
The below table summarizes as of December 31, 2024 the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments for the Current Lease as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

Amounts
2025	$800
2026	—
2027	—
2028	—
2029	—
Total future lease payments, undiscounted	$800
(Less): Imputed interest	(30)
(Less): Tenant improvement allowance	(162)
Present value of operating lease payments	$608
Operating lease liability, current	608
Operating lease liability, noncurrent	—
Total operating lease liability	$608
New Lease Agreement

In December 2024, the Company entered into the New Lease agreement for 59,626 square feet of office space located in Irvine, California for a 10-year lease term. The lease payments are expected to commence in late 2025 following the earlier of: (i) eleven months following the lease execution date, or (ii) the date the Company commences its regular business activities at the premises following completion of tenant improvements. The base rent for the first year of the lease will be $2.5 million and is subject to annual increases of 3% thereafter. The Company is entitled to an abatement of base rent for the first five full calendar months from the beginning of the lease commencement date for an aggregate amount of $0.7 million. The lease also provides for a tenant improvement allowance, not to exceed $6.0 million, to be applied to the construction costs of the premises. The tenant improvement allowance must be used within one year of the Company commencing its regular business activities otherwise it will be forfeited with no further obligation by the landlord. As of December 31, 2024, no rent payments were made and the landlord had not provided any of the tenant improvement allowance.

Upon lease execution, the Company provided the landlord a letter of credit for $2.6 million to serve as a security deposit. Provided that no defaults occur, and the Company meets certain financial milestones for certain time periods, the security deposit can be subsequently be reduced.
In-License Agreements
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
The Company made cash payments to Elanco under the Eye and Derm Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Statements of Operations and Comprehensive Loss. During 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S., which was recorded to intangible assets, net in the accompanying Balance Sheets as of December 31, 2024 and 2023. In September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100 million in net product sales of XDEMVY, which was recorded to intangible assets, net in the accompanying Balance Sheet as of December 31, 2024.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The Company is obligated to make further cash payments to Elanco of $2.0 million under the Eye and Derm Elanco Agreement upon achievement of the last clinical milestone in the treatment of human skin diseases using lotilaner and a maximum of $70.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner.
In addition, the Company is obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its net sales. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. As a result of the commercialization of XDEMVY, the Company began accruing royalties payable to Elanco during the third quarter of 2023, which are recorded to cost of sales in the accompanying Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023 and accounts payable and other accrued liabilities in the accompanying Balance Sheets as of December 31, 2024 and 2023. Royalty expense during the years ended December 31, 2024 and 2023 was $9.0 million, and $0.7 million, respectively. There was no royalty expense recorded during the year ended December 31, 2022.
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
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses. The Company made an upfront payment of $2.5 million upon contract execution in October 2024, which was recorded to research and development expense in the accompanying Statements of Operations for the year ended December 31, 2024. As of December 31, 2024, the Company is obligated to make potential future cash payments under this in-license agreement of $3.0 million upon the achievement of an event-based development milestone and up to $102.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed from the compound will also be subject to incremental royalty rates in the range of mid to high single digits.
Employment Agreements
The Company has entered into employment agreements, including severance and change in control agreements, with seven of its executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.
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
10. OUT-LICENSE AGREEMENT
Out-License of TP-03 Commercial Rights in the China Territory in March 2021
In March 2021, the Company entered into the China Out-License agreement with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution) 0.25% in the China Territory for the treatment of Demodex blepharitis and Meibomian Gland Disease. LianBio is contractually responsible for all clinical development and commercialization activities and costs within the China Territory.
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
The assessment of the initial transaction price for the China Out-License included an analysis of amounts the Company expected to receive, which at contract inception consisted of: (i) the upfront cash payment of $15.0 million; (ii) a second cash payment of $10.0 million; (iii) a $10.0 million milestone that was determined to be within the control of the Company; and (iv) $1.2 million representing the initial fair value of the equity warrant.
The Company accounted for each performance obligation as follows:
Out-License
The Company determined that this license was distinct based on an evaluation of the delivery of the functional license that was in the later stages of development, and it met the criteria for being distinct from the research and development services required under the China Out-License. The Company determined the standalone selling price of this license using a discounted projected sales model and recognized as license fees and collaboration revenue the total allocated transaction price at contract inception, upon delivery of the license.
Research and Development Services
The standalone selling price of these performance obligations was determined using the adjusted market assessment approach. The Company analyzed costs expected to be incurred for each of the clinical trials through completion to estimate the price that a customer would be willing to pay for these services in order to benefit from the clinical trials. The Company determined that LianBio simultaneously benefited from the research and development services that are satisfied over time, as they were able to request and access the clinical trial data at any point through the trial completion. Therefore, the Company recognized the amounts allocated to the respective research and development performance obligations for the Saturn-1 and Saturn-2 clinical trials within license fees and collaboration revenue as the research and development services were provided using an input method, based on the costs incurred for each clinical trial and the total costs expected to be incurred to satisfy each performance obligation. The Company believes this method most faithfully depicted its performance in transferring the promised services during the expected period of time that each clinical trial was ongoing. The Company monitored the expected completion dates for each clinical trial and updated its estimated time to completion at each reporting period, as necessary.

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
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share - see Note 3). In March 2024, the Company executed the Novation Agreement and upon execution of the Novation Agreement, the China Out-License agreement with LianBio was assigned to GrandPharma and a one-time payment of $2.5 million (the "Termination Payment") was made to the Company from LianBio in April 2024. This Termination Payment was recorded as license fees and collaboration revenue in the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License agreement with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into the Warrant Termination Agreement for a total cancellation payment of $0.4 million (the "Warrant Cancellation Payment"). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
Through December 31, 2024, the Company received aggregate payments from LianBio totaling $86.1 million, comprised of (i) initial consideration of $15.0 million, (ii) $67.5 million for the achievement of specified milestones, (iii) $2.5 million upon execution of the Novation Agreement, (iv) $0.4 million upon execution of the Warrant Termination Agreement, and (v) $0.7 million related to a special cash dividend.
As of December 31, 2024 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones and one-time payments of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of December 31, 2024.
11. CREDIT FACILITY AGREEMENTS
In February 2022, the Company executed the Credit Facility with Hercules and SVB (the "2022 Credit Facility") and concurrently made a $20.0 million draw. The 2022 Credit Facility was amended in January 2023 and August 2023. As amended, the 2022 Credit Facility set a maximum interest rate, updated the terms of prepayment and extended the period for the Company to drawdown the $25.0 million tranche associated with the submission of the New Drug Application ("NDA") for T0-03. During 2023, the Company made two separate draws totaling $10.0 million from this $25.0 million tranche associated with the NDA submission of TP-03. The Company did not incur any lender fees as part of the 2022 Credit Facility.
In April 2024, the Company executed a loan and security agreement (the "2024 Credit Facility") with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of the Company's presently existing and subsequently acquired assets. Upon execution, the Company made a $75.0 million draw from the initial tranche of the 2024 Credit Facility, a portion of which was utilized to repay all outstanding indebtedness on the 2022 Credit Facility, resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provides for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones. The three potential additional tranches may be requested on or prior to December 31, 2024, June 30, 2025, and December 31, 2025, respectively. The Company did not draw on the first additional tranche of $25.0 million prior to December 31, 2024.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The Company was required to pay a specified fee upon the earlier of (i) February 2, 2027, or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the 2022 Credit Facility ("End of Term Charge"). As the 2022 Credit Facility was paid in full upon the signing of the 2024 Credit Facility, the End of Term Charge of $1.4 million was paid in April 2024, which was derived by multiplying 4.75% by the $30.0 million outstanding principal balance. Prior to being paid, the End of Term Charge was accreted to interest expense over the expected maturity date. The Company recognized a loss on debt extinguishment of $1.9 million during the year ended December 31, 2024 in the Statement of Operations and Comprehensive Loss.
As of December 31, 2024, 2023 and 2022, the effective interest rate for the full term of the Credit Facilities was 12.61%, 11.96%, and 13.61%, respectively. The Company recognized interest expense in the accompanying Statements of Operations and Comprehensive Loss in connection with the Credit Facilities as follows:

	Year Ended December 31,
	2024	2023	2022
Interest expense for long-term debt	$7,367	$2,961	$1,890
Accretion of end of term charge	80	264	174
Amortization of debt issuance costs	402	121	135
Total interest expense	$7,849	$3,346	$2,199
The carrying value of the Credit Facilities consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the long-term debt, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of the Credit Facilities and related accretion and amortization are reported on a combined basis as long-term debt, net in the accompanying Balance Sheets as follows:

	December 31,
	2024	2023
Long-term debt, gross	$75,000	$30,000
Debt issuance costs	(3,523)	(875)
Accretion of end of term charge	—	438
Accumulated amortization of debt issuance costs	368	256
Long-term debt, net	$71,845	$29,819
12. INCOME TAXES
The components of loss from operations before benefit from income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$(115,554)	$(135,893)	$(62,095)
Total	$(115,554)	$(135,893)	$(62,095)
The federal and state income tax provision (benefit) is summarized as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$(4)
State	—	—	—
Total current income tax benefit	$—	$—	$(4)

Deferred:
Federal	—	—	—
State	—	—	—
Total deferred income tax benefit	—	—	—
Total income tax benefit	$—	$—	$(4)
A reconciliation of income taxes was computed by applying the federal statutory income tax rate in each period to the pretax loss for the years ended December 31, 2024, 2023 and 2022, and adjusted for certain classes of transactions, as summarized below:

	Year Ended December 31,
	2024	2023	2022
Expected tax benefit at statutory rate	$(24,266)	$(28,537)	$(13,040)
State income tax, net of federal benefit	(4,292)	(4,403)	(212)
Permanent items	69	501	(22)
Stock-based compensation	(1,290)	579	606
Executive compensation	2,679	1,484	988
Research and development credits	(237)	(2,878)	(1,753)
State rate adjustment	(516)	(1,815)	86
Change in fair value of equity warrants and equity securities	42	(30)	91
Other	37	12	126
Change in valuation allowance	27,774	35,087	13,126
Income tax benefit	$—	$—	$(4)

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The tax effects of significant items comprising the Company's deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$33,677	$25,881
Research and development credit carryforwards	8,642	7,601
Capitalized research and development	21,734	15,892
Charitable contributions	8,842	1,360
Intangible assets	3,658	3,442
Stock-based compensation	4,760	3,747
Accruals	6,764	2,598
Other, net	320	482
Total deferred tax assets before valuation allowance	88,397	61,003
(Less): Valuation allowance	(88,043)	(60,270)
Total deferred tax assets	$354	$733
Deferred tax liabilities, net:
Operating lease right-of-use assets	(137)	(473)
Fixed assets	(217)	(260)
Net deferred tax asset	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized and evaluates the recoverability of its deferred tax assets on at least an annual basis. The Company has determined that its deferred tax assets, with the exception of amounts supported by the reversal of taxable temporary differences, are not realizable. Consequently, the Company has recorded a valuation allowance on deferred tax assets of $88.0 million and $60.3 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company has federal and state NOL carryforwards of approximately $138.5 million and $111.5 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can be carried forward for up to 20 years, while NOLs generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against taxable income. The Company’s total federal NOL of $138.5 million will not expire but will only be able to offset 80% of future taxable income within each year. The other state NOLs will begin to expire in 2029. At December 31, 2024, the Company had federal and other state research and development tax credits of $8.4 million and $3.0 million, respectively. The federal research and development tax credits begin to expire in 2040 unless previously utilized, and of the other state credit carryforwards $0.2 million begin to expire in 2037 while the remaining $2.8 million do not expire.

The Internal Revenue Code ("IRC") Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an ownership change analysis, which resulted in some ownership changes. Of the total federal and state NOLs of $138.5 million and $111.5 million respectively, $80.1 million and $53.7 million are available as of December 31, 2024 and $136.9 million and $110.5 million are available as of December 31, 2025 to offset future taxable income. The remaining $1.6 million and $1.0 million will become available in future years. If a requisite ownership change occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities. As of December 31, 2024, the Company had gross unrecognized tax benefits of $4.8 million, none of which would affect the effective tax rate if recognized. The Company does not anticipate any significant changes in its unrecognized tax benefits over the next 12 months. The Company's policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties in the accompanying Balance Sheets at December 31, 2024 and has not recognized interest and/or penalties in the accompanying Statements of Operations for the years ended December 31, 2024, or 2023.
The following table summarizes the changes to the gross unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$3,928	$3,393	$3,045
Additions related to current year positions	986	468	349
Additions related to prior year positions	—	67	—
Decreases related to prior year positions	(164)	—	(1)
Balance at end of year	$4,750	$3,928	$3,393
The Company is subject to taxation in the U.S. Federal jurisdiction and various states. All tax years from inception are subject to examination by federal and state tax authorities. Further, the Company is not currently under examination by any federal, state, or local tax authority.
13. RELATED PARTY TRANSACTIONS
Equity Investment in Privately-Held Eye Care Company
In April 2024, the Company participated in an equity funding round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement the Company purchased $3.0 million of preferred stock. Drs. Azamian (the Company's CEO) and Link (a director of the Company) are board members of this private company and the Company's former director, Michael Ackermann, is an executive and board member of this private company. The Company owns a small minority of this private company.
Consulting Agreements
The Company had a preexisting consulting agreement with a board member who was appointed in December 2021. This consulting agreement provided for annual cash compensation of approximately $0.2 million and option grants to purchase 45,134 shares of the Company’s common stock, with exercise prices ranging from $2.01 to $34.72 per share.
In January 2024, this consulting agreement with the board member was amended to provide for annual cash compensation of approximately $0.4 million and an additional option grant to purchase 10,000 shares of the Company’s common stock, with an exercise price of $27.49 per share. This amended consulting agreement was mutually terminated due to the board member's resignation from their seat on the board and appointment as the Company's Chief Medical Officer in November 2024.
During the year ended December 31, 2024, 2023, and 2022, the Company recorded $0.5 million, $0.3 million and $0.3 million, respectively, of selling, general and administrative expenses in the accompanying Statements of Operations and Comprehensive Loss related to this consulting agreement.

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
The accompanying Statements of Operations and Comprehensive Loss includes selling, general, and administrative expenses for sponsorship and event-related activities associated with ASCRS as follows:

	Year Ended December 31,
	2024	2023
ASCRS expenses	$393	$404
There were no selling, general, and administrative expenses for sponsorship and event-related activities associated with ASCRS for the year ended December 31, 2022.
14. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the IRC. The Company has elected to make discretionary matching contributions of 4% of employee contributions up to a maximum annual compensation limit of $345,000. For the years ended December 31, 2024, 2023, and 2022, the Company's matching contributions were $2.2 million, $1.1 million, and $0.5 million, respectively, as reported in the accompanying Statements of Operations and Comprehensive Loss.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024. The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the three months ended December 31, 2024, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

On June 28, 2024, the last business day of the second quarter in 2024, the aggregate market value of the shares of our common stock held by non-affiliates exceeded $700 million. As such, during the year ended December 31, 2024, we formally implemented certain internal controls over all business and information technology processes in order to comply with Section 404(b) of the Sarbanes-Oxley Act. Additionally, we will no longer (i) qualify as an emerging growth company, (ii) qualify as a smaller reporting company, and (iii) be exempt from providing an auditor's attestation report on internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Tarsus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tarsus Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Irvine, California

February 25, 2025

Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
In December 2024, Bobak Azamian, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 24,000 shares of common stock held by Dr. Azamian between March 24, 2025, and March 23, 2026.
During the quarter ended December 31, 2024, none of our other officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2024 (the "Proxy Statement"), and is incorporated in this Annual Report on Form 10-K by reference.
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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	October 20, 2020
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-39614	3.2	October 20, 2020
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-249076	4.1	October 9, 2020
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39614	4.2	March 14, 2022
4.3	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	October 9, 2020
4.4	Form of Pre-Funded Warrant.	8-K	001-39614	4.1	March 1, 2024
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-249076	10.1	October 9, 2020
10.2#	Tarsus Pharmaceuticals, Inc. 2016 Stock Plan, as amended and forms of agreements thereunder.	S-1	333-249076	10.2	September 25, 2020
10.3#	Tarsus Pharmaceuticals, Inc. 2020 Equity Incentive Plan and form of agreements thereunder.	S-8	333-249571	99.2	October 20, 2020
10.4#	Tarsus Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-249571	99.3	October 20, 2020
10.5#	Amended and Restated Offer Letter, dated October 8, 2020, between the Registrant and Bobak Azamian, M.D., Ph.D.	S-1/A	333-249076	10.5	October 9, 2020
10.6#	Offer Letter, dated March 15, 2020, between the Registrant and Leonard M. Greenstein.	S-1	333-249076	10.6	September 25, 2020
10.7#	Offer Letter, dated June 4, 2020, between the Registrant and Seshadri Neervannan, Ph.D.	S-1	333-249076	10.7	September 25, 2020
10.8#	Offer Letter, dated June 22, 2020, between the Registrant and Aziz Mottiwala.	S-1	333-249076	10.9	September 25, 2020
10.9#	Office Lease, dated May 28, 2020, between the Registrant and Discovery Business Center LLC.	S-1	333-249076	10.13	September 25, 2020
10.10^*	Sublease Agreement, dated May 29, 2020, between the Registrant and Avent, Inc., as amended by First Amendment to Sublease Agreement, dated July 30, 2020, between the Registrant and Avent, Inc.	S-1	333-249076	10.14	September 25, 2020
10.11#	Management Cash Incentive Plan.	S-1/A	333-249076	10.15	October 9, 2020
10.12†	Development and License Agreement, dated March 26, 2021, between the Registrant and LianBio Ophthalmology Limited.	10-Q	001-39614	10.1	May 11, 2021
10.13	Loan and Security Agreement, dated February 2, 2022, by and among Registrant, Hercules Capital, Inc. and Silicon Valley Bank.	10-Q	001-39614	10.1	May 11, 2022
10.14#	Consulting Agreement, dated August 1, 2020, between the Registrant and Elizabeth Yeu-Lin, M.D., as amended.	10-Q	001-39614	10.2	May 11, 2022
10.15†	Amended and Restated License Agreement, dated June 3, 2022, between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.1	August 11, 2022
10.16^	Amended and Restated License Agreement, dated June 3, 2022,between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.2	August 11, 2022
10.17	First Amendment to Loan and Security Agreement, dated January 5, 2023, among Registrant Hercules Capital, Inc. and Silicon Valley Bank.	10-K	001-39614	10.18	March 17, 2023
10.18	Second Amendment to Loan and Security Agreement, dated August 28, 2023, among Registrant, Hercules Capital, Inc. and First-Citizens Bank & Trust Company.	10-Q	001-39614	10.1	November 9, 2023
10.19#	Offer Letter, dated March 6, 2023 by and between the Registrant and Jeffrey Farrow.	10-K	001-39614	10.19	February 27, 2024
10.20#	Separation Agreement, dated May 4, 2023, between the Registrant and Leonard M. Greenstein.	10-Q	001-39614	10.1	August 10, 2023

10.21#	Form of Executive Severance and Change in Control Agreement.	10-Q	001-39614	10.2	August 10, 2023
10.22	Loan and Security Agreement, dated April 19, 2024, among Registrant and Biopharma Credit PLC, Biopharma Credit Investments V (Master) LP, and BPCR Limited Partnership.	10-Q	001-39614	10.1	August 8, 2024
10.23	Separation Agreement, dated February 21, 2024, between the Registrant and Jose M. Trevejo.	10-Q	001-39614	10.1	May 8, 2024
10.24	Office Lease Termination Agreement, dated December 16, 2024, between the Registrant and Discovery Business Center LLC.					X
10.25†	Office Lease Agreement, dated December 16, 2024, between the Registrant and Spectrum Terrace III LLC.					X
10.26#†	Offer Letter, dated October 31, 2024, between the Registrant and Elizabeth Yeu.					X
10.27†
Novation and Termination Agreement, dated March 26, 2024, by and among the Registrant, LianBio Development (HK) Limited, LianBio, Shanghai LianBio Development Co., Ltd., Xi An Grand Chang An Pharmaceutical Co., Ltd., and Grand Pharmaceutical Group Limited.
X
19.1^	Tarsus Pharmaceuticals, Inc. Insider Trading Policy					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Tarsus Pharmaceuticals, Inc. Policy for the Recovery of Erroneously Awarded Compensation.	10-K	001-39614	97.1	February 27, 2024
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

^	Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
†
Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) is the type that the Registrant treats as private or confidential.

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
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 25, 2025.

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

Signature	Title	Date

/s/ Bobak Azamian, M.D., Ph.D.	President, Chief Executive Officer and Chairman	February 25, 2025
Bobak Azamian, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jeffrey Farrow	Chief Financial Officer and Chief Strategy Officer	February 25, 2025
Jeffrey Farrow	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Morrison	Director	February 25, 2025
Scott Morrison

/s/ Bhaskar Chaudhuri, Ph.D.	Director	February 25, 2025
Bhaskar Chaudhuri, Ph.D.

/s/ Andrew Goldberg, M.D.	Director	February 25, 2025
Andrew Goldberg, M.D.

/s/ William J. Link, Ph.D.	Director	February 25, 2025
William J. Link, Ph.D.

/s/ Wendy Yarno	Director	February 25, 2025
Wendy Yarno

/s/ Katherine Goodrich	Director	February 25, 2025
Katherine Goodrich