Form 10-Q
period 2025-03-31
Tarsus Pharmaceuticals, Inc.
filed 2025-05-01
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 24, 2025, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 42,014,237.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:
•We are a commercial-stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. While we have generated revenue from the launch of XDEMVY, we have continued to incur significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and potential losses for the foreseeable future.
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
•We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and for eventual commercialization. In some instances, we or our third-party contract manufacturers rely on single source suppliers for certain of the materials for our product and product candidates. This reliance on third parties and single source suppliers increases the risk that we will not have sufficient quantities of XDEMVY, our product candidates, or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts, as we expect XDEMVY and each of our product candidates will continue to rely on single-source suppliers for the foreseeable future.
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

PART I—FINANCIAL INFORMATION
Item I. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,787	$94,819
Marketable securities	232,129	196,557
Accounts receivable, net	62,426	46,760
Inventory	2,705	2,620
Other receivables	1,727	1,299
Prepaid expenses	5,999	14,650
Total current assets	480,773	356,705
Restricted cash, non-current	2,563	2,562
Inventory, non-current	2,532	2,533
Property and equipment, net	2,787	2,314
Intangible assets, net	8,086	8,326
Operating lease right-of-use assets	393	552
Long-term investments	3,000	3,000
Other assets	616	999
Total assets	$500,750	$376,991
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$76,375	$64,789
Accrued payroll and benefits	9,933	15,823
Total current liabilities	86,308	80,612
Long-term debt, net	71,984	71,845
Total liabilities	158,292	152,457
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 41,995,537 shares issued and outstanding at March 31, 2025 (unaudited); 38,349,826 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	727,697	584,559
Accumulated other comprehensive income (loss)	85	179
Accumulated deficit	(385,330)	(360,210)
Total stockholders’ equity	342,458	224,534
Total liabilities and stockholders’ equity	$500,750	$376,991
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales, net	$78,335	$24,720
License fees and collaboration revenue	—	2,894
Total revenues	78,335	27,614

Operating expenses:
Cost of sales	5,211	1,654
Research and development	14,409	12,066
Selling, general and administrative	84,995	51,578
Total operating expenses	104,615	65,298
Loss from operations before other income (expense)	(26,280)	(37,684)

Other income (expense):
Interest income	3,454	3,117
Interest expense	(2,213)	(983)
Other income (expense), net	(81)	(181)
Total other income (expense), net	1,160	1,953
Net loss	$(25,120)	$(35,731)

Unrealized gain (loss) on marketable securities and cash equivalents	(94)	(61)
Comprehensive loss	$(25,214)	$(35,792)

Net loss per share, basic and diluted	$(0.64)	$(1.01)
Weighted-average shares outstanding, basic and diluted	39,345,359	35,300,655

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534
Net loss	—	—	—	—	(25,120)	(25,120)
Recognition of stock-based compensation expense	—	—	6,930	—	—	6,930
Issuance of common stock, net of issuance costs of $9.0 million	3,230,336	—	134,771	—	—	134,771
Exercise of vested stock options	78,436	—	1,437	—	—	1,437
Issuance of common stock upon the vesting of restricted stock units	336,939	—	—	—	—	—
Other comprehensive loss	—	—	—	(94)	—	(94)
Balance as of March 31, 2025	41,995,537	$6	$727,697	$85	$(385,330)	$342,458

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(35,731)	(35,731)
Recognition of stock-based compensation expense	—	—	5,519	—	—	5,519
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,328	—	—	98,329
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	49,310	—	802	—	—	802
Issuance of common stock upon the vesting of restricted stock units	207,718	—	—	—	—	—
Other comprehensive loss	—	—	—	(61)	—	(61)
Balance as of March 31, 2024	37,749,468	$6	$555,655	$(63)	$(280,387)	$275,211
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(25,120)	$(35,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	220	170
Amortization of intangible assets	240	100
Amortization of debt-related costs	139	114
Stock-based compensation	6,930	5,519
Non-cash lease expense	164	132
Net amortization/accretion of marketable securities	(1,314)	(290)
Unrealized loss on equity investments	—	585
Change in fair value of equity warrants issued by licensee	—	201
Changes in operating assets and liabilities:
Accounts receivable, net	(15,666)	(13,264)
Inventory	(84)	(929)
Other receivables	(429)	(383)
Prepaid expenses	8,725	1,065
Other non-current assets	125	106
Accounts payable and other accrued liabilities	11,309	12,335
Accrued payroll and benefits	(5,890)	(7,287)
Other long-term liabilities	—	(232)
Net cash used in operating activities	(20,651)	(37,789)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	91,218	2,500
Purchases of marketable securities	(125,570)	(104,550)
Purchases of property and equipment	(590)	(174)
Net cash used in investing activities	(34,942)	(102,224)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	135,125	98,604
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	—	9,365
Proceeds from exercise of stock options	1,437	802
Net cash provided by financing activities	136,562	108,771
Net increase (decrease) in cash, cash equivalents and restricted cash	80,969	(31,242)
Cash, cash equivalents and restricted cash at beginning of period	97,381	224,947
Cash, cash equivalents and restricted cash at end of period	$178,350	$193,705
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$384
Interest expense paid in cash	$2,074	$868
Additions of property and equipment included within accounts payable and other accrued liabilities	$39	$—
Offering costs included within accounts payable and other accrued liabilities	$354	$275
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
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the "2024 Shelf Registration Statement"). In March 2024, the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of March 31, 2025, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed in March 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
In March 2025, the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement, pursuant to which the Company sold 2,808,988 shares of its common stock at a public offering price of $44.50 per share (the “March 2025 Public Offering”). The Company also granted the underwriters a 30-day option to purchase up to 421,348 additional shares of its common stock at the public offering price of $44.50 per share, which the underwriters exercised in full in March 2025. The aggregate net proceeds received by the Company were approximately $134.8 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
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
During the three months ended March 31, 2025 and 2024, there were no sales of the Company's common stock pursuant to the 2023 ATM Prospectus.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S. for interim financial information pursuant to Form 10-Q and with the rules and regulations of the SEC. Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.
The interim Condensed Balance Sheet as of March 31, 2025, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and the Condensed Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other interim or annual period.
Use of Estimates
The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these Condensed Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an ongoing

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
basis, management evaluates its estimates, including those related to the recognition of revenue, clinical trial accruals, contract manufacturing accruals, expected demand for inventory, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying Condensed Financial Statements under different assumptions and conditions.
The Company’s Condensed Financial Statements as of and for the three months ended March 31, 2025, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.
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
Restricted Cash
As of March 31, 2025 and December 31, 2024, the Company held $2.6 million of restricted cash as collateral for a letter of credit related to the Company's new office space lease that was executed in December 2024 (see Note 8). The restricted cash will be held for longer than one year and is reported in non-current assets on the accompanying Condensed Balance Sheets.
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
Marketable securities are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within the accompanying Condensed Statements of Stockholders' Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses as well as credit losses, if any, on marketable securities identified on a specific identification basis are included in other income (expense) in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Company evaluates the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other-than-temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Condensed Statements of Operations and Comprehensive Loss.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

In April 2024, the Company made a preferred stock investment in a privately-held eye care company which does not meet the criteria for in-substance common stock. This preferred stock investment is included in long-term investments in the accompanying Condensed Balance Sheets given the Company's intent to hold these securities for longer than one year. In accordance with the measurement alternative under the Accounting Standards Codification 321, Investments— Equity Securities, at each subsequent reporting period the Company records its preferred stock investment at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings at each subsequent reporting period. In addition, at each subsequent reporting period the Company will assess for possible impairment indicators. If the Company determines that the preferred stock fair value is less than its carrying value, it will recognize an impairment loss through other income (expense) on the Condensed Statements of Operations and Comprehensive Loss. As of March 31, 2025 and December 31, 2024, there have been no observable transactions or impairment indicators that resulted in a change to the fair value of the Company's preferred stock investment.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company's customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three months ended March 31, 2025 and 2024.
Inventory
Inventories include the costs of material, third-party manufacturing costs, packaging services, and freight-in. Cost is determined on a first-in, first-out basis. Inventory is measured at the lower-of-cost and net realizable value, based on a number of factors including, but not limited to, damage, expiration, or changes in price level.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Condensed Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. The Company evaluates inventory levels that would be sold within one year. The portion of inventory that is not expected to be sold or used within one year is classified as inventory, non-current in the accompanying Condensed Balance Sheets.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value hierarchy during the periods presented.
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
Major Customers
The Company enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. For the three months ended March 31, 2025 and 2024, the Company's two and five largest customers, respectively, each individually accounted for more than 10% of total gross product sales. These customers on a combined basis accounted for 72.3% and 99.6% of gross product sales for the respective periods.
As of March 31, 2025 and December 31, 2024, the Company's two largest customers each exceeded 10% of gross accounts receivable. These customers accounted for approximately 72.3% and 68.4% of the accounts receivable balance on a combined basis for the respective periods. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
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
Revenue Recognition
(i) Product Sales, Net
The Company recognizes product sales, net, when a customer obtains control of the promised goods or services, which occurs at a point in time, typically upon delivery of the Company's product to the customer. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as each performance obligation is satisfied.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company sells XDEMVY to customers in the U.S., which became available for commercial sale during the third quarter of 2023. These customers include a limited number of specialty pharmacies and distributors who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. Revenue from product sales is primarily recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.
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
Product Returns: The Company's customers are contractually permitted to return product within the contractual allowable time, both before and after the applicable expiration date. In the initial sales period, the Company estimates its provision for returns based on industry data and adjusts the transaction price at the time of the product sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed since it cannot be resold.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Rebates: The Company accrues rebates for contractually agreed-upon discounts with commercial payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. The Company's estimates for expected utilization of commercial payer rebates are based on data received from its customers. The estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data the Company has accumulated since product launch. The Company calculates the accruals for commercial and government rebates based on various assumptions, including payer mix, with actual rebates potentially requiring accrual adjustments affecting product sales, net. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current period’s activity, plus an accrual balance for known prior periods’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
(ii) License Fees and Collaboration Revenue
China Out-License
License fees and collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss have historically been related to the China Out-License that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the "China Territory") — see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
The China Out-License included the following forms of consideration: (i) non-refundable upfront license payment; (ii) equity-based consideration; (iii) sales-based royalties; (iv) sales-based threshold milestones; (v) one-time payment for executing a drug supply agreement; (vi) development milestone payments; (vii) regulatory milestone payments and the issuance of a related patent; and (viii) a one-time termination payment to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and Meibomian Gland Disease ("MGD") to Xi An Grand Chang An Pharmaceutical Co., Ltd. ("GrandPharma"). Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.
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
Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including the costs of salaries, payroll taxes, employee benefit and other personnel-related costs (including stock-based compensation expense), license fees, materials, supplies and the cost of services provided by outside contractors to conduct nonclinical studies, clinical trials and contract manufacturing activities. All costs associated with research and development are expensed as incurred. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company's objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. The clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from contract research organizations ("CROs"), contract manufacturers and other third-party vendors. Although estimates are expected to be materially consistent with actual amounts incurred, the Company's understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in changes in estimates in any particular period. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.
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
Stock awards granted typically have one to four-year service conditions and a contractual term of 10 years. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones. For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company will recognize compensation expense when performance conditions are achieved or when the Company determines it is probable the performance conditions will be achieved by the end of the requisite service period. Compensation expense will be recognized on a cumulative catch-up basis in the period of achievement, and on a straight-line basis thereafter until the end of the requisite service period. The expense recognized for

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
awards is based on the grant date fair value of a unit multiplied by the number of units expected to be earned with respect to the related performance conditions. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units granted. Shares of the Company's common stock are issued on a one-for-one basis for each performance unit earned. In general, performance unit awards vest at the end of the performance period. At each reporting period, the Company reassesses the probability of the achievement of the performance vesting conditions. As applicable, the Company reverses previously recognized expense for unvested awards in the same period of forfeiture.
The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including (i) the expected term of the stock option until its exercise by the recipient, (ii) stock price volatility over the expected term, (iii) the prevailing risk-free interest rate over the expected term, and (iv) expected dividend payments over the expected term.
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
Comprehensive Loss
Comprehensive loss represents (i) net loss for the periods presented, and (ii) unrealized gains or losses on debt securities included in the Company's reported marketable securities and cash equivalents.
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
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and is effective for the Company beginning with its Annual Report on Form 10-K for the year ending 2025. The Company is currently assessing the impact this standard will have on its financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The standard is effective for the Company beginning with its Annual Report on Form 10-K for the year ending 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on its financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$175,787	$—	$—	$175,787
U.S. Treasury securities	128,112	—	—	128,112
Commercial paper	—	45,205	—	45,205
Corporate debt securities	—	42,937	—	42,937
Government-related debt securities	—	15,875	—	15,875
Total assets measured at fair value	$303,899	$104,017	$—	$407,916
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	103,314	—	—	103,314
Commercial paper	—	21,795	—	21,795
Corporate debt securities	—	46,644	—	46,644
Government-related debt securities	—	29,801	—	29,801
Total assets measured at fair value	$193,136	$98,240	$—	$291,376
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	March 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$175,787	$—	$—	$175,787
Total cash equivalents	$175,787	$—	$—	$175,787

Marketable securities:
U.S. Treasury securities	$128,042	$71	$(1)	$128,112
Commercial paper	45,203	8	(6)	45,205
Corporate debt securities	42,909	34	(6)	42,937
Government-related debt securities	15,890	—	(15)	15,875
Total marketable securities	$232,044	$113	$(28)	$232,129
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	4,996	1	—	4,997
Total cash equivalents	$94,818	$1	$—	$94,819

Marketable securities:
U.S. Treasury securities	$98,247	$72	$(2)	$98,317
Commercial paper	21,757	38	—	21,795
Corporate debt securities	46,570	84	(10)	46,644
Government-related debt securities	29,805	12	(16)	29,801
Total marketable securities	$196,379	$206	$(28)	$196,557
(1) This balance includes cash requirements settled on a nightly basis.
As of March 31, 2025 and December 31, 2024, substantially all available-for-sale debt securities had a maturity of 12 months or less. As of March 31, 2025, eight securities had a contractual maturity between one and two years, with an estimated fair market value of $19.5 million and amortized cost of $19.4 million. As of December 31, 2024, eight available-for-sale debt securities had a maturity between one and two years, with an estimated fair market value of $19.0 million and amortized cost of $19.0 million.
As of March 31, 2025 and December 31, 2024, the Company had nineteen and ten available-for-sale debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of March 31, 2025 and December 31, 2024, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	March 31, 2025	December 31, 2024
Current assets:
Work in progress	$764	$614
Finished goods	1,941	2,006
Inventory	2,705	2,620
Non-current assets:
Raw materials	2,532	2,533
Inventory, non-current	2,532	2,533
Total inventory	$5,237	$5,153
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$1,614	$1,598
Office equipment	1,127	1,127
Laboratory equipment	196	167
Leasehold improvements	818	794
Manufacturing equipment	1,228	604
Property and equipment, at cost	4,983	4,290
(Less): Accumulated depreciation	(2,196)	(1,976)
Property and equipment, net	$2,787	$2,314
Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.2 million, respectively. There were no impairments recognized during the three months ended March 31, 2025 and 2024.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Intangible Assets
Intangible assets, net consists of the following:

	March 31, 2025	December 31, 2024
Intangible assets, gross	$9,000	$9,000
(Less): Accumulated amortization	(914)	(674)
Intangible assets, net	$8,086	$8,326
Intangible assets are amortized to cost of sales over the remaining useful life of 8.4 years as of March 31, 2025, with an initial useful life of 10 years from the date of first commercial sale (see Note 8). Amortization expense for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.
As of March 31, 2025, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2025 (remaining nine months)	$721
2026	961
2027	961
2028	961
2029	961
Thereafter	3,521
Total future amortization	$8,086
There have been no impairments of intangible assets for the three months ended March 31, 2025 and 2024.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	March 31, 2025	December 31, 2024
Trade accounts payable and other	$28,383	$27,739
Accrued product sales deductions	43,692	33,122
Accrued royalty payable	3,916	3,320
Operating lease liability, current	384	608
Accounts payable and other accrued liabilities	$76,375	$64,789
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of March 31, 2025 and December 31, 2024, the Company had 41,995,537 and 38,349,826 shares of common stock issued and outstanding, respectively, excluding 312,500 of pre-funded warrants that remained exercisable at period end and are reserved for future issuance. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company's Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company's total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan ("ESPP") are summarized below:

	March 31, 2025	December 31, 2024
Pre-funded warrants to purchase common stock	312,500	312,500
Equity award plans:
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,269,407	7,204,677
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,864,930	2,765,942
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	5,352,939	5,007,908
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,931,515	1,915,281
Performance stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	692,623	—
Total shares of common stock reserved	18,423,914	17,206,308
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, and the ESPP was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2025	2024
Cost of sales	$135	$135
Research and development	1,505	1,465
Selling, general and administrative	5,290	3,919
Total stock-based compensation	$6,930	$5,519
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.25	6.25
Weighted average risk-free interest rate	4.15%	4.08%
Weighted average volatility	68.42%	71.23%
Dividend yield rate	—%	—%
Weighted-average grant-date fair value per stock option	$44.88	$35.09

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock Option Activity
Stock option activity for the period presented was as follows:

	Number of Shares	Weighted- Average Exercise Price/Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding — December 31, 2024	5,007,908	$19.29	6.91	180,669
Granted	456,823	44.88
Exercised	(78,436)	18.31
Forfeited	(33,356)	22.90
Outstanding — March 31, 2025	5,352,939	21.47	6.92	160,110
Exercisable — March 31, 2025	3,572,844	17.14	6.03	122,312
Unvested — March 31, 2025	1,780,095	$30.16	8.73	37,798
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2025.
As of March 31, 2025, there was approximately $34.0 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.7 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2024	1,915,281	24.41
Granted	408,091	44.88
Vested	(336,939)	24.93
Forfeited	(54,918)	23.53
Outstanding — March 31, 2025	1,931,515	28.67
As of March 31, 2025, there was approximately $51.1 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.2 years.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Performance Stock Unit Activity
During the quarter ended March 31, 2025, the Company granted certain employees performance stock units. Performance stock unit activity for the period presented was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2024	—	—
Granted	692,623	44.50
Outstanding — March 31, 2025	692,623	44.50
As of March 31, 2025, there was approximately $30.8 million of grant-date fair value unrecognized compensation expense related to unvested performance stock units. For the three months ended March 31, 2025, there was no stock-based compensation expense recognized given that none of the performance conditions were achieved or considered probable of being achieved during the period.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2025 and 2024.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Net loss	$(25,120)	$(35,731)
Weighted-average shares outstanding — basic and diluted(1)	39,345,359	35,300,655
Net loss per share — basic and diluted	$(0.64)	$(1.01)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of March 31,
	2025	2024
Stock options, unexercised — vested and unvested	5,352,939	5,217,617
Restricted stock units — unvested	1,931,515	1,981,673
Total	7,284,454	7,199,290
7. SEGMENT REPORTING
The Company manages business activities on an aggregated basis and operates in one reportable segment: therapeutics. The therapeutics segment derives revenue primarily through sales of XDEMVY to specialty pharmacies and distributors in the U.S., who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. The segment also generates license fees and collaboration revenue related to the China Out-License (see Note 9). The accounting

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
policies of the therapeutics segment are the same as those described in the summary of significant accounting policies (see Note 2).
The Company’s chief operating decision-maker ("CODM") is its Chief Executive Officer. The CODM uses net loss, as reported in the accompanying Condensed Statements of Operations and Comprehensive Loss, to assess performance of the therapeutics segment and in deciding whether to allocate resources into the therapeutics segment or outside the segment, such as for acquisitions or new in-license agreements. The CODM uses net loss to regularly monitor budget versus actual results which are used in assessing performance of the segment and in establishing management’s compensation. The CODM does not review assets in evaluating the results of the therapeutics segment, and therefore, such information is not presented.
The following table provides the operating financial results of the therapeutics segment:

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales, net	$78,335	$24,720
License fees and collaboration revenue	—	2,894
Total revenues	78,335	27,614

Operating expenses:
Cost of sales	5,211	1,654
Research and development	14,409	12,066
Selling and marketing	60,286	27,888
General and administrative	24,709	23,690
Total operating expenses	104,615	65,298
Loss from operations	(26,280)	(37,684)
Other reconciling items	1,160	1,953
Net loss	$(25,120)	$(35,731)

Other segment disclosures:
Interest income	$3,454	$3,117
Interest expense	$(2,213)	$(983)
Depreciation and amortization expense	$460	$270
8. COMMITMENTS & CONTINGENCIES
Lease Agreements
Current Lease Agreement
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of March 31, 2025, the Company had six active leases for adjacent office and laboratory suites in Irvine, California.
In December 2024, the Company entered into an agreement to terminate its existing facility lease agreements (the "Current Lease") and entered into a new lease agreement (the "New Lease"), both with the same landlord, to relocate its corporate headquarters to another location in Irvine, California. The Current Lease will terminate upon the earlier of the substantial completion of tenant improvements at the New Lease premises or the commencement of the Company's regular business activities at the New Lease premises, which the Company expects to begin occupying in late 2025, as discussed in more detail below.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The components of total lease expense for the Current Lease are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$173	$179
Variable lease expense	124	103
Total lease expense	$297	$282
Other information related to the Current Lease is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for operating leases	$110	$129
Remaining lease term (years)	0.6	2.8
Discount rate	11.0%	10.0%
The below table summarizes the (i) minimum lease payments for the remainder of the year and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments for the Current Lease:

Amounts
2025 (remaining nine months)	$562
Thereafter	—
Total future lease payments, undiscounted	562
(Less): Imputed interest	(14)
(Less): Tenant improvement allowance	(164)
Present value of operating lease payments	$384
Operating lease liability, current	384
Operating lease liability, noncurrent	—
Total operating lease liability	$384
New Lease Agreement
In December 2024, the Company entered into the New Lease for 59,626 square feet of office space located in Irvine, California for a 10-year lease term. The lease payments are expected to commence in late 2025 following the earlier of: (i) eleven months following the lease execution date, or (ii) the date the Company commences its regular business activities at the premises following completion of tenant improvements. The base rent for the first year of the lease will be $2.5 million and is subject to annual increases of 3% thereafter. The Company is entitled to an abatement of base rent for the first five full calendar months from the beginning of the lease commencement date for an aggregate amount of $0.7 million. The lease also provides for a tenant improvement allowance, not to exceed $6.0 million, to be applied to the construction costs of the premises. The tenant improvement allowance must be used within one year of the Company commencing its regular business activities otherwise it will be forfeited with no further obligation by the landlord. As of March 31, 2025, no rent payments were made and the landlord had not provided any of the tenant improvement allowance.
Upon lease execution, the Company provided the landlord a letter of credit for $2.6 million to serve as a security deposit. Provided that no defaults occur and the Company meets certain financial milestones for certain time periods, the security deposit can subsequently be reduced.

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
The Company made cash payments to Elanco under the Eye and Derm Elanco Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Condensed Statements of Operations and Comprehensive Loss.
In August 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. and in September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in net product sales of XDEMVY. These respective milestone payments were recorded to intangible assets, net in the accompanying Condensed Balance Sheets as of March 31, 2025 and December 31, 2024.
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
In addition, the Company is obligated to pay tiered contractual royalties to Elanco in the mid to high single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay Elanco a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. As a result of the commercialization of XDEMVY, the Company accrued royalties payable to Elanco, which are recorded to cost of sales in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024, and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheets as of March 31, 2025 and December 31, 2024. Royalty expense during the three months ended March 31, 2025 and 2024, was $3.9 million and $1.2 million, respectively.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses. The Company made an upfront payment of $2.5 million upon contract execution in October 2024, which was recorded to research and development expense in the Statements of Operations for the year ended December 31, 2024. As of March 31, 2025, the Company is obligated to make potential future cash payments under this in-license agreement of $3.0 million upon the achievement of an event-based development milestone and up to $102.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed from the compound will also be subject to incremental royalty rates in the range of mid to high single digits.
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
9. OUT-LICENSE AGREEMENTS
Out-License of TP-03 Commercial Rights in the China Territory in March 2021
In March 2021, the Company entered into the China Out-License with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution) 0.25% in the China Territory for the treatment of Demodex blepharitis and MGD. LianBio is contractually responsible for all clinical development and commercialization activities and costs within the China Territory.
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
The assessment of the initial transaction price for the China Out-License included an analysis of amounts the Company expected to receive, which at contract inception consisted of: (i) the upfront cash payment of $15.0 million; (ii) a second cash payment of $10.0 million; (iii) a $10.0 million milestone that was determined to be within the control of the Company; and (iv) $1.2 million representing the initial fair value of equity warrants.
The Company accounted for each performance obligation as follows:

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
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share - see Note 3). In March 2024, the Company executed an agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for Demodex blepharitis and MGD from LianBio to GrandPharma ("the Novation Agreement") and, upon execution of the Novation Agreement, the China Out-License with LianBio was assigned to GrandPharma with a one-time payment of $2.5 million (the "Termination Payment") made to the Company from LianBio in April 2024. This Termination Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into a warrant termination agreement (the "Warrant Termination Agreement") for a total cancellation payment of $0.4 million (the "Warrant Cancellation Payment"). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024.
Through March 31, 2025, the Company received aggregate payments from LianBio totaling $86.1 million, comprised of (i) initial consideration of $15.0 million, (ii) $67.5 million for the achievement of specified milestones, (iii) $2.5 million upon execution of the Novation Agreement, (iv) $0.4 million upon execution of the Warrant Termination Agreement, and (v) $0.7 million related to a special cash dividend.
As of March 31, 2025 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of March 31, 2025.
10. CREDIT FACILITY AGREEMENTS
In February 2022, the Company executed the Credit Facility with Hercules and SVB (the "2022 Credit Facility") and concurrently made a $20.0 million draw. The 2022 Credit Facility was amended in 2023. During 2023, the Company made

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
two separate draws totaling $10.0 million from the $25.0 million tranche associated with the New Drug Application submission of TP-03. The Company did not incur any lender fees as part of the 2022 Credit Facility.
In April 2024, the Company executed a loan and security agreement (the "2024 Credit Facility") with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of the Company's presently existing and subsequently acquired assets. Upon execution, the Company made a $75.0 million draw from the initial tranche of the 2024 Credit Facility, a portion of which was utilized to repay all outstanding indebtedness on the 2022 Credit Facility, resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones. The Company did not draw on the first additional tranche of $25.0 million, which expired on December 31, 2024. The two remaining additional tranches may be requested at the Company's option on or prior to June 30, 2025 and December 31, 2025, respectively.
Under the 2024 Credit Facility, the outstanding principal draws accrue interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. At the extinguishment date of the 2022 Credit Facility, the outstanding principal was accruing interest at the aggregate cap of 11.45%.
The Company was required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the 2022 Credit Facility ("End of Term Charge"). As the 2022 Credit Facility was paid in full upon the signing of the 2024 Credit Facility, the End of Term Charge of $1.4 million was paid in April 2024, which was derived by multiplying 4.75% by the $30.0 million outstanding principal balance. Prior to being paid, the End of Term Charge was accreted to interest expense over the expected maturity date. The Company recognized a loss on debt extinguishment of $1.9 million during 2024 in the Statement of Operations and Comprehensive Loss.
As of March 31, 2025 and 2024, the effective interest rates for the full term of the Credit Facilities was 12.32% and 11.96%, respectively. The Company recognized interest expense in the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facilities as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense for long-term debt	$2,074	$869
Accretion of end of term charge	—	80
Amortization of debt issuance costs	139	34
Total interest expense	$2,213	$983
The carrying value of the Credit Facilities consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the long-term debt, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of the Credit Facilities and related accretion and amortization are reported on a combined basis as long-term debt, net in the accompanying Condensed Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Long-term debt, gross	$75,000	$75,000
Debt issuance costs	(3,523)	(3,523)
Accumulated amortization of debt issuance costs	507	368
Long-term debt, net	$71,984	$71,845

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
11. RELATED PARTY TRANSACTIONS
Equity Investment in Privately-Held Eye Care Company
In April 2024, the Company participated in an equity funding round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement the Company purchased $3.0 million of preferred stock. Drs. Azamian (the Company's CEO) and Link (a director of the Company) are board members of this private company. The Company owns a small minority of this private company.

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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our initial public offering ("IPO"), our subsequent follow-on public offerings in May 2022 (the "May 2022 Public Offering"), August 2023 (the "August 2023 Public Offering"), March 2024 (the "March 2024 Public Offering"), and March 2025 (the "March 2025 Public Offering", collectively the “Follow-On Public Offerings”), as well as proceeds from our sales agreement prospectus (the "2023 ATM Prospectus"), and drawdowns from our loan and security agreement (the "2024 Credit Facility") with funds associated with Pharmakon Advisors, LP ("Pharmakon").
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
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed, and/or have ongoing clinical trials for the potential treatment of Demodex blepharitis in patients with Meibomian Gland Disease ("MGD") including the Ersa clinical trial involving XDEMVY, and the Rhea clinical trial involving an XDEMVY vehicle; TP-04 for the potential treatment of Ocular Rosacea, and TP-05 for potential Lyme disease prophylaxis, among others.
We intend to further advance our pipeline with the lotilaner API to address several diseases in human medicine, including eye care, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, a novel gel formulation of lotilaner for the potential treatment of Ocular Rosacea and TP-05, a novel investigational oral formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
Recent Business and Clinical Highlights
XDEMVY:
•XDEMVY is on track to potentially be one of the fastest growing and best-selling anterior segment medicines. During the first quarter of 2025, the Company:
◦Recognized $78.3 million in XDEMVY net product sales, an increase of 217% compared to the first quarter of 2024, and 18% compared to the fourth quarter of 2024.
◦Dispensed approximately 72,000 bottles of XDEMVY to patients, an increase of 23% compared to the fourth quarter of 2024.
•Broad commercial, Medicare, and Medicaid reimbursement of XDEMVY now extends to more than 90% of covered lives.
◦Recognized a gross-to-net discount of approximately 47% in the first quarter of 2025.

•Substantially increased the depth of prescribing among our target Eye Care Professionals ("ECPs").
◦As of the first quarter of 2025, the number of ECPs writing more than one prescription per week increased by nearly 110% compared to the third quarter of 2024.

•Direct-to-Consumer ("DTC") advertising drove a 140% increase in the average weekly website visits in March 2025 compared to December 2024.
◦Ongoing investment expected to increase alongside leading indicators of utilization.

•Presented new data showing the global prevalence and real-world patient burden of Demodex blepharitis.
◦The results of the Orion registry showed patients treated with XDEMVY experienced meaningful improvements in some of the most impactful symptoms of the disease, including fluctuating vision, redness, itchy eyelids, burning or stinging, dryness and crusted eyes.

•Strengthened financial position with a $134.8 million upsized public equity offering which will continue to fund the launch of XDEMVY and ongoing pipeline investment.

TP-03 Demodex blepharitis in patients with Meibomian Gland Disease, Ersa and Rhea Trials
In December 2023, we announced positive topline results of the Ersa trial evaluating XDEMVY administered twice daily ("BID") or three times a day ("TID") for 6 weeks and 12 weeks for the treatment of MGD in patients with Demodex mites. XDEMVY demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; and the number of glands secreting normal or clear liquid. In November 2024, additional positive data was presented from the Ersa trial as well as data from the Rhea trial, a pilot study evaluating XDEMVY vehicle for the treatment of MGD in patients with Demodex mites, at the American Academy of Optometry ("AAOpt") Annual Meeting 2024, and in April 2025 at the American Society of Cataract and Refractive Surgery ("ASCRS") Annual Meeting 2025. The Rhea trial enrolled a similar patient population as Ersa, and evaluated the same outcomes, with the same dosing regimens, except the Rhea trial participants received XDEMVY vehicle. Both the Ersa and Rhea trials also assessed patient reported outcomes for some of the most commonly reported patient symptoms in Demodex blepharitis and MGD, namely fluctuating vision, itching, redness, and burning.

The presentations, which combined the Ersa and Rhea trials data in a pooled analysis, demonstrated that XDEMVY provided statistically significant and clinically meaningful improvements of the meibomian glands from baseline and when compared to vehicle, including at least three times more glands secreting normal or clear liquid in patients treated with XDEMVY compared to vehicle at day 43. These improvements were shown across three objective measures of MGD: 1) the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; 2) the number of glands secreting normal or clear liquid; and 3) the number of glands yielding any liquid. Improvements were also demonstrated across certain patient reported outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea trials, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these trials, plus the FDA’s feedback that these patients are already covered under XDEMVY’s label for the treatment of Demodex blepharitis, our medical affairs team is moving forward with sharing this data with ECPs.
TP-04 Rosacea, Galatea Trial
In February 2024, we announced positive topline results from the Galatea trial, a Phase 2a trial evaluating TP-04, a novel gel formulation of lotilaner, for the treatment of rosacea. The positive topline results demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. After review of this data with the FDA and Key Opinion Leaders, we decided to pursue development of TP-04 for the potential treatment for Ocular Rosacea, a highly prevalent and underserved eye disease with no FDA-approved therapy. In January 2025, we announced plans to initiate a Phase 2 study in the second half of 2025 for the potential treatment of Ocular Rosacea, which remains on track.
TP-05 Lyme Disease, Carpo Trial
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
In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial of TP-05 (an investigational oral tablet), which would include several hundred subjects with trial initiation expected in 2026. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that the best approach to get this potential prophylactic therapy to patients is to partner this program either prior to the initiation of the Phase 2b study or after the completion of the study.
Additional Potential Growth Drivers in 2025 and Beyond
We believe we are on track for potential European regulatory approval in 2027 of a preservative-free formulation of XDEMVY for the potential treatment of Demodex blepharitis.

In Japan, we expect to share results from a Demodex blepharitis prevalence study (the "Elara study") in the first half of 2025 and meet with Japanese regulatory authorities in the second half of 2025 to help determine a regulatory path forward. The Elara study showed the high prevalence and significant impact of Demodex blepharitis in Japan, consistent with the U.S.
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
To date we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our IPO, our subsequent Follow-On Public Offerings and our 2023 ATM Prospectus, as well as proceeds from net product sales, our China Out-License, and drawdowns from the 2024 Credit Facility and the previous loan and security agreement with Hercules Capital, Inc. and Silicon Valley Bank, a division of First Citizens Bank & Trust Company ("the 2022 Credit Facility", and collectively the "Credit Facilities").
We have incurred significant net operating losses ("NOLs") in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $25.1 million and $35.7 million for the three months ended March 31, 2025 and 2024, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
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
•hire additional staff, including clinical, scientific, technical, regulatory, marketing, sales, operations, financial, and other support personnel, to execute our business plan; and
•add information systems and personnel to support our product development and continued commercialization efforts, and to enable us to operate as a public company.
We began generating XDEMVY product sales in August 2023, following FDA approval in July 2023. Our reported revenue within license fees and collaboration revenue is from our China Out-License and clinical supply agreement; we expect to report additional revenue under this caption in future periods.
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
As of March 31, 2025, our aggregate cash, cash equivalents and marketable securities was $407.9 million – see the section below titled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Impact of the Macroeconomic Environment
Recently, the economy has experienced significant volatility and escalating trade tensions. Together with high rates of inflation and energy supply issues experienced in certain regions, the potential enactment of tariffs, war and geopolitical conflicts, these conditions have led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration.
See the section titled Risk Factors in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.
Components of our Results of Operations

	Three Months Ended March 31,		Change
	2025	2024
	(in thousands)
Revenues:
Product sales, net	$78,335	$24,720	$53,615
License fees and collaboration revenue	—	2,894	(2,894)
Total revenues	78,335	27,614	50,721

Operating expenses:
Cost of sales	5,211	1,654	3,557
Research and development	14,409	12,066	2,343
Selling, general and administrative	84,995	51,578	33,417
Total operating expenses	104,615	65,298	39,317
Loss from operations before other income (expense)	(26,280)	(37,684)	11,404

Other income (expense):
Interest income	3,454	3,117	337
Interest expense	(2,213)	(983)	(1,230)
Other income (expense), net	(81)	(181)	100
Total other income (expense), net	1,160	1,953	(793)
Net loss	$(25,120)	$(35,731)	$10,611
Product Sales, Net

During the three months ended March 31, 2025 and 2024 we recognized revenue of $78.3 million and $24.7 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 72,000 bottles of XDEMVY delivered to patients compared to 26,000 bottles delivered in the prior year period.
License Fees and Collaboration Revenue
During the three months ended March 31, 2025 we did not recognize any license fees and collaboration revenue. During the three months ended March 31, 2024, we recognized $2.9 million of license fees and collaboration revenue related to the China Out-License including $2.5 million for a termination payment and $0.4 million for a warrant termination payment (see Note 9).

Cost of Sales
For the three months ended March 31, 2025 and 2024, we recognized $5.2 million and $1.7 million, respectively, in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2025	2024
	(in thousands)
Direct external expenses:
TP-03 program	$3,081	$3,505	$(424)
TP-04 program	1,028	550	478
TP-05 program	700	526	174
Other early-stage programs	962	79	883
Indirect expenses:
Compensation and personnel-related	7,703	6,755	948
Other	935	651	284
Total research and development expenses	$14,409	$12,066	$2,343
Research and development expenses increased by $2.3 million for the three months ended March 31, 2025, as compared to the prior year period. The increase was primarily due to (i) $0.5 million of increased TP-04 program expenses, (ii) $0.9 million of increased payroll and personnel-related costs (including a slight increase in stock-based compensation expense) related to employee additions to drive our product development initiatives, (iii) $0.9 million of increased early-stage programs, and (iv) $0.3 million of increased other indirect expenses. These increases were partially offset by $0.4 million of decreased TP-03 program expenses.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $33.4 million for the three months ended March 31, 2025, as compared to the prior year period. The increase was primarily due to (i) $9.6 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $1.4 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, and (ii) $25.6 million of increased commercial and marketing costs, including direct-to-consumer advertising costs, as we continued our commercial expansion of XDEMVY. The increases were partially offset by $1.9 million of decreased information technology applications, legal, professional and other corporate expenses. We expect increased vendor expenses in 2025 given further growth and expansion of our commercial activities for XDEMVY and other corporate initiatives.
Other Income (Expense), Net

Other income (expense), net decreased by $0.8 million compared to the prior year period primarily due to $1.2 million of increased interest expense related to the Credit Facilities, partially offset by $0.3 million of increased interest income earned on our cash, cash equivalents and marketable securities and $0.1 million of other miscellaneous income.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, the China Out-License, and drawdowns from our Credit Facilities. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $407.9 million.

Follow-On Public Offerings
In February 2024, we filed an automatic shelf registration statement on Form S-3 ASR (the "2024 Shelf Registration Statement"). In March 2024, we completed the March 2024 Public Offering. The 2024 Public Offering was an underwritten follow-on public offering under the 2024 Shelf Registration Statement, pursuant to which we sold 2,812,500 shares of our common stock, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock. The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. We also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of our common stock at the public offering price of $32.00 per share, which the underwriters exercised in full in March 2024. We received $107.7 million of aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
In March 2025, we completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement pursuant to which we sold 2,808,988 shares of our common stock. The price to the public was $44.50 per share. We also granted the underwriters a 30-day option to purchase up to 421,348 additional shares of our common stock at the public offering price of $44.50 per share, which the underwriters exercised in full in March 2025. We received approximately $134.8 million of aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
China Out-License
As of the date of this filing, we have received $86.1 million of total proceeds in connection with our China Out-License comprised of (i) $15.0 million of initial consideration, (ii) $67.5 million for the achievement of specified milestones, (iii) $0.7 million related to a special cash dividend, (iv) $2.5 million related to the Novation Agreement, and (v) $0.4 million related to a warrant termination agreement.
As of March 31, 2025 we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones and one-time payments of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestones of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
Credit Facilities
In February 2022, we executed the 2022 Credit Facility. Concurrent with the execution of the 2022 Credit Facility we drew $20.0 million. The 2022 Credit Facility was amended in 2023. During 2023, we made two separate draws totaling $10.0 million from the $25.0 million tranche associated with the New Drug Application ("NDA") submission of TP-03. We did not incur lender fees as part of the 2022 Credit Facility.
In April 2024, we executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of our presently existing and subsequently acquired assets. Upon execution, we made a $75.0 million draw from the initial tranche, a portion of which was utilized to repay all outstanding indebtedness associated with the 2022 Credit Facility, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones. We did not draw on the first additional tranche of $25.0 million, which expired on December 31, 2024. The two additional tranches may be requested at our option on or prior to June 30, 2025 and December 31, 2025, respectively.
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

Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $385.3 million and $360.2 million as of March 31, 2025 and December 31, 2024, respectively.
We believe our cash, cash equivalents and marketable securities of $407.9 million as of March 31, 2025, is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. We have additional availability from our 2024 Credit Facility of $100.0 million contingent on reaching certain sales milestones. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
Shelf Registration Statements
In February 2024, we filed the 2024 Shelf Registration Statement, which permits us to offer and sell from time to time, in one or more series of issuances and on terms that we will determine at the time of the offering, our common stock, preferred stock, debt securities, warrants, units or any combination of such securities.
In November 2023, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 21, 2023, (the "2023 Shelf Registration Statement"), and as part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies. The 2023 ATM Prospectus covers the sale of up to $100.0 million of our common stock pursuant to an Open Market Sales AgreementTM we entered into with Jefferies in 2021 (the "ATM Sales Agreement"). Under the terms of the 2023 ATM Prospectus and ATM Sales Agreement, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. In December 2023, we sold 1,000,000 shares of our common stock under the 2023 ATM Prospectus for $20.00 per share and received net proceeds of $19.2 million, after deducting broker commission and offering-related expenses. We have not sold any shares of our common stock under the 2023 ATM Prospectus during the three months ended March 31, 2025 or the year ended December 31, 2024.
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,651)	$(37,789)
Investing activities	(34,942)	(102,224)
Financing activities	136,562	108,771
Net increase (decrease) in cash, cash equivalents and restricted cash	$80,969	$(31,242)
Net Cash Used in Operating Activities
Net cash used in operating activities was $20.7 million for the three months ended March 31, 2025, which primarily consisted of a net loss of $25.1 million and a net decrease in net operating assets and liabilities of $1.9 million, partially offset by net increases in non-cash and other charges of $6.4 million. The decrease in net operating assets and liabilities were primarily due to cash decreases in accounts receivable of $15.7 million and accrued payroll and benefits of $5.9 million, partially offset by cash increases including $11.3 million of accounts payable and other accrued liabilities and $8.7 million of prepaid expenses. The increase in net non-cash and other charges were primarily related to stock-based compensation expense of $6.9 million and amortization of intangible assets and depreciation of property, plant and equipment totaling $0.5 million, partially offset by net amortization/accretion of marketable securities of $1.3 million.
Net cash used in operating activities was $37.8 million for the three months ended March 31, 2024, which primarily consisted of a net loss of $35.7 million and a net decrease in net operating assets and liabilities of $8.6 million, partially offset by net increases in non-cash and other charges of $6.5 million. The net decrease in net operating assets and liabilities were primarily due to an increase in accounts receivable of $13.3 million and a decrease in accrued payroll and benefits of $7.3 million, partially offset by an increase in accounts payable and other accrued liabilities of $12.3 million. The net non-cash and other charges were primarily related to stock-based compensation expense of $5.5 million and unrealized loss on equity investments of $0.6 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $34.9 million for the three months ended March 31, 2025, and primarily related to $125.6 million of purchased marketable securities and $0.6 million of purchased property, plant and equipment. These cash decreases were partially offset by $91.2 million of proceeds from sales and maturities of marketable securities.
Net cash used in investing activities was $102.2 million for the three months ended March 31, 2024, and primarily related to $104.6 million of purchased marketable securities and $0.2 million of purchased property, plant and equipment, partially offset by $2.5 million of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $136.6 million for the three months ended March 31, 2025, and related to $135.1 million of net proceeds from the issuance of common stock related to the March 2025 Public Offering and $1.4 million of proceeds from employee stock option exercises.

Net cash provided by financing activities was $108.8 million for the three months ended March 31, 2024, which primarily related to $98.6 million of net proceeds from the issuance of common stock and $9.4 million of net proceeds from the issuance of pre-funded warrants related to the March 2024 Public Offering, and $0.8 million of proceeds from employee stock option exercises.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management's discussion and analysis of financial condition and results of operations is based on our Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these Condensed Financial Statements, as well as the reported revenue earned and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2024.
While our significant accounting policies are described in the notes to our financial statements also included in this Quarterly Report on Form 10-Q, we believe this critical accounting policy is the most important to understanding and evaluating our reported financial results.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2025.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $407.9 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of March 31, 2025, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three months ended March 31, 2025.
Inflation, interest rate changes, and foreign currency exchange rate fluctuations did not have a significant impact on our results of operations for any periods presented herein. However, with further inflationary pressures, certain significant increased costs could have an adverse impact on the results of our operations.
Item 4. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is processed, recorded, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We have one product, XDEMVY®, formerly known as TP-03, which obtained Food and Drug Administration ("FDA") approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our Open Market Sale AgreementTM (the "2023 ATM Prospectus"), as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities (as defined below). For the three months ended March 31, 2025 and 2024 our net losses were $25.1 million and $35.7 million, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $385.3 million and $360.2 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.
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
Recruiting and retaining qualified scientific, clinical, and sales and marketing personnel are critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.
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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, contract manufacturing organizations ("CMOs"), and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between Russia and Ukraine, conflict in the Middle East, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine and conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the commercial operations of XDEMVY and further development of our product candidates could be delayed.
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
Our results of operations could be adversely affected by general conditions in the global and geopolitical economy and in the global financial markets. Financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, net, business and results of operations. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains), and the current conflict in the Middle East have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Global and geopolitical economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global and geopolitical economic conditions could precipitate or materially amplify the other risks described herein.
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
Additionally, the U.S. government has made statements and taken certain actions that may lead to changes in U.S. and international trade policies towards China and other countries. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters. We are closely monitoring changes and developments in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations and financial performance. XDEMVY is currently being filled and finished by a reputable contract manufacturer in Europe, and we are in discussions to potentially add a second contract manufacturer domiciled in the U.S. If tariffs are imposed, we believe the potential impact will be insignificant to our gross margins or other operating expenses.
Any unfavorable government policies on international trade, such as capital controls or tariffs, or any countermeasures imposed in response thereto, may negatively affect the demand and competitive position of our products or future products to the extent any of our product candidates are approved for commercial sale, negatively affect our costs, or negatively impact our supply chain, among other potential negative impacts. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government, or other governments take retaliatory trade actions due to the recent trade tensions, including U.S.-China trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.
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
The Affordable Care Act ("ACA") made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of pharmacy benefit managers ("PBM") “accumulator” and "maximizer" programs were invalidated by a court, such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” and "maximizer" programs, could negatively impact our financial results.
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
Further, the Inflation Reduction Act ("IRA") established a Medicare Part D Prescription Drug Program ("Medicare Part D") inflation rebate scheme, with the first rebate period taking place in the fourth quarter of 2022 through the third quarter of 2023, and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new Manufacturer Discount Program ("MDP") in place of the current coverage gap discount program (which began in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.
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
We accrue rebates for contractually agreed-upon discounts with commercial insurance companies and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D, and other government health care programs in the U.S. Our estimates for expected utilization of commercial insurance rebates are based on data received from its customers. Our estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data it has accumulated since product launch. Our rebate calculations may require estimates, including estimates of customer mix, to determine which product sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions on a quarterly basis and records any necessary adjustments to revenue in the period identified. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual rebates vary from estimates, due to government invoicing delays or otherwise, we may need to adjust accruals, potentially adversely, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
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
We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of Ocular Rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the treatment of rosacea in March 2023. In February 2024 we announced positive topline results and in January 2025 we announced plans to initiate a Phase 2 study in the second half of 2025. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial, evaluating TP-05, a novel investigational oral, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial. In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which would include several hundred subjects. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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
We have entered into two license agreements with Elanco Tiergesundheit AG ("Elanco"): (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 ("Eye and Derm Elanco Agreement") and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the "All Human Uses Elanco Agreement" and with the Eye and Derm Elanco Agreement, the "Elanco Agreements"), and have also entered into the China Out-License as discussed elsewhere herein. We have also entered into and may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.
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
We believe that our cash, cash equivalents and marketable securities of $407.9 million as of March 31, 2025 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.
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
Until such time we can generate substantial revenue from product sales, including from XDEMVY, our only approved product, we expect to finance our cash needs through possible combinations of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August

2023, March 2024, and March 2025, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million, $99.3 million, $107.7 million, and $134.8 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, 3,281,250 shares of our common stock and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering, and 3,230,336 shares of our common stock in the March 2025 Public Offering. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of certain properties or assets, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.
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
In April 2024 we entered into the 2024 Credit Facility with Pharmakon. The 2024 Credit Facility provides a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones. We did not draw on the first additional tranche of $25.0 million prior to December 31, 2024. The two remaining additional tranches may be requested at our option on or prior to June 30, 2025 and December 31, 2025, respectively. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of certain properties or assets, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.
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
We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and eventual commercialization. In some instances, we or our third-party contract manufacturers rely on single source suppliers for certain of the materials for our product and product candidates. This reliance on third parties and single source suppliers increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.
We do not have any, and have no plans to acquire any, manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the commercial manufacture of XDEMVY and the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of our product candidates, if approved. If the third parties we engage with are unable to supply us with sufficient quantities of XDEMVY or our product candidates, and we are unable to timely establish an alternate supply from one or more third-party manufacturers, we will experience delays in our commercialization and development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We currently have limited manufacturing arrangements and expect that XDEMVY and each of our product candidates will only be covered by third-party manufacturers, which exacerbates these and other related risks for us. Additionally, we and our third-party contract manufacturers rely and we expect that we will continue to rely on single source suppliers for certain of the materials for our products and product candidates for the foreseeable future. For example, we purchase our API for XDEMVY, lotilaner, from Elanco, who sources through a single source supplier. This reliance on third parties, including single source suppliers, increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or any future approved products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts. If current or future suppliers are delayed or unable to supply sufficient materials to manufacture our products and product candidates, we may experience delays in our commercialization and development efforts, which would have an adverse affect on our business and results of operations.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the scope of patent protection outside of the U.S. is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing or will pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. As noted above, the Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China. If we are not able to maintain the aforementioned patent issuance in China, the likelihood we achieve the associated milestone, as well as commercialization in the China Territory may be substantially decreased.
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
We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (the "FTC Act")), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2025, we had 41,995,537 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (the "Securities Act") and various vesting agreements.
We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our 2023 ATM Prospectus, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in March 2025, we completed a follow-on public offering of 3.2 million shares of our common stock at a public offering price of $44.50 per share, for aggregate net proceeds of approximately $134.8 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses). In March 2024, we completed a follow-on public offering of 3.3 million shares of our common stock at a public offering price of $32.00 per share and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock at a price of $31.9999 per pre-funded warrant, for aggregate net proceeds of $107.7 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses). In 2023 we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our 2023 ATM Prospectus. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
In December 2024, Bobak Azamian, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 24,000 shares of common stock held by Dr. Azamian between March 24, 2025 and March 23, 2026. For the quarter ended March 31, 2025, Dr. Azamian sold 6,000 shares under this adopted 10b5-1 Plan.
In March 2025, Aziz Mottiwala, our Chief Commercial Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 17,500 shares of common stock held by Mr. Mottiwala between June 9, 2025 and June 9, 2026.
During the quarter ended March 31, 2025, none of our other officers or directors, as defined in Rule 16a-1(f), informed us of an adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

TARSUS PHARMACEUTICALS, INC.

Date:	May 1, 2025	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	May 1, 2025	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)