Form 10-Q
period 2025-06-30
Tarsus Pharmaceuticals, Inc.
filed 2025-08-06
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to ____
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

As of July 31, 2025, the number of outstanding shares of the registrant's common stock, par value $0.0001 per share, was 42,214,106.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:
•We are a commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. While we have generated revenue from the launch of XDEMVY® (lotilaner ophthalmic solution) 0.25%, we have continued to incur significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and potential losses for the foreseeable future.
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
•We may not be successful in educating Eye Care Professionals ("ECPs"), and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by XDEMVY or our product candidates. XDEMVY or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate. XDEMVY and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
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

PART I—FINANCIAL INFORMATION
Item I. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,648	$94,819
Marketable securities	284,495	196,557
Accounts receivable, net	58,334	46,760
Inventory	3,873	2,620
Other receivables	1,906	1,299
Prepaid expenses	29,173	14,650
Total current assets	474,429	356,705
Restricted cash, non-current	2,563	2,562
Inventory, non-current	2,532	2,533
Property and equipment, net	3,182	2,314
Intangible assets, net	7,846	8,326
Operating lease right-of-use assets	229	552
Long-term investments	3,000	3,000
Other assets	1,213	999
Total assets	$494,994	$376,991
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$78,641	$64,789
Accrued payroll and benefits	11,612	15,823
Total current liabilities	90,253	80,612
Long-term debt, net	72,129	71,845
Total liabilities	162,382	152,457
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 42,210,972 shares issued and outstanding at June 30, 2025 (unaudited); 38,349,826 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	738,237	584,559
Accumulated other comprehensive income (loss)	39	179
Accumulated deficit	(405,670)	(360,210)
Total stockholders’ equity	332,612	224,534
Total liabilities and stockholders’ equity	$494,994	$376,991
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$102,660	$40,813	$180,995	$65,533
License fees and collaboration revenue	—	—	—	2,894
Total revenues	102,660	40,813	180,995	68,427

Operating expenses:
Cost of sales	6,237	3,004	11,448	4,658
Research and development	15,594	12,319	30,003	24,385
Selling, general and administrative	103,013	58,792	188,008	110,370
Total operating expenses	124,844	74,115	229,459	139,413
Loss from operations before other income (expense)	(22,184)	(33,302)	(48,464)	(70,986)

Other income (expense):
Interest income	4,229	4,130	7,683	7,247
Interest expense	(2,240)	(2,109)	(4,453)	(3,092)
Loss on debt extinguishment	—	(1,944)	—	(1,944)
Other income (expense), net	(145)	(65)	(226)	(246)
Total other income (expense), net	1,844	12	3,004	1,965
Net loss	$(20,340)	$(33,290)	$(45,460)	$(69,021)

Unrealized gain (loss) on marketable securities and cash equivalents	(46)	(113)	(140)	(174)
Comprehensive loss	$(20,386)	$(33,403)	$(45,600)	$(69,195)

Net loss per share, basic and diluted	$(0.48)	$(0.88)	$(1.11)	$(1.89)
Weighted-average shares outstanding, basic and diluted	42,360,452	37,823,233	40,869,364	36,530,756

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534
Net loss	—	—	—	—	(25,120)	(25,120)
Recognition of stock-based compensation expense	—	—	6,930	—	—	6,930
Issuance of common stock, net of issuance costs of $9.0 million	3,230,336	—	134,771	—	—	134,771
Exercise of vested stock options	78,436	—	1,437	—	—	1,437
Issuance of common stock upon the vesting of restricted stock units	336,939	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(94)	—	(94)
Balance as of March 31, 2025	41,995,537	$6	$727,697	$85	$(385,330)	$342,458
Net loss	—	—	—	—	(20,340)	(20,340)
Recognition of stock-based compensation expense	—	—	8,234	—	—	8,234
Exercise of vested stock options	56,795	—	1,205	—	—	1,205
Issuance of common stock upon the vesting of restricted stock units	126,639	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	32,001	—	1,101	—	—	1,101
Other comprehensive income (loss)	—	—	—	(46)	—	(46)
Balance as of June 30, 2025	42,210,972	$6	$738,237	$39	$(405,670)	$332,612

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(35,731)	(35,731)
Recognition of stock-based compensation expense	—	—	5,519	—	—	5,519
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,328	—	—	98,329
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	49,310	—	802	—	—	802
Issuance of common stock upon the vesting of restricted stock units	207,718	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(61)	—	(61)
Balance as of March 31, 2024	37,749,468	$6	$555,655	$(63)	$(280,387)	$275,211
Net loss	—	—	—	—	(33,290)	(33,290)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock upon public offering	—	—	3	—	—	3
Exercise of vested stock options	99,678	—	1,818	—	—	1,818
Issuance of common stock upon the vesting of restricted stock units	115,251	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	65,988	—	1,136	—	—	1,136
Other comprehensive income (loss)	—	—	—	(113)	—	(113)
Balance as of June 30, 2024	38,030,385	$6	$566,093	$(176)	$(313,677)	$252,246
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(45,460)	$(69,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	433	309
Amortization of intangible assets	480	200
Amortization of debt-related costs	285	215
Stock-based compensation	15,163	13,000
Loss on debt extinguishment	—	1,944
Non-cash lease expense	323	295
Net amortization/accretion of marketable securities	(3,023)	(1,588)
Realized loss on equity investments	—	591
Change in fair value of equity warrants issued by licensee	—	201
Unrealized loss (gain) from transactions denominated in a foreign currency	26	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,574)	(12,908)
Inventory	(1,252)	(1,621)
Other receivables	(608)	(218)
Prepaid expenses	(14,449)	1,832
Other non-current assets	227	589
Accounts payable and other accrued liabilities	13,603	19,422
Accrued payroll and benefits	(4,212)	(5,200)
Other long-term liabilities	—	(233)
Net cash used in operating activities	(50,038)	(52,193)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	170,218	13,040
Purchases of marketable securities	(255,273)	(151,576)
Purchases of long-term investments	—	(3,000)
Purchases of property and equipment	(1,591)	(1,213)
Net cash used in investing activities	(86,646)	(142,749)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	134,771	98,330
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	—	9,365
Proceeds from sale of common stock under employee stock purchase plan	1,101	1,136
Proceeds from exercise of stock options	2,642	2,620
Proceeds from long-term debt	—	75,000
Payments for debt extinguishment	—	(31,877)
Payments of debt issuance costs	—	(3,484)
Net cash provided by financing activities	138,514	151,090
Net increase (decrease) in cash, cash equivalents and restricted cash	1,830	(43,852)
Cash, cash equivalents and restricted cash at beginning of period	97,381	224,947
Cash, cash equivalents and restricted cash at end of period	$99,211	$181,095
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$384
Interest expense paid in cash	$4,168	$1,336
Additions of property and equipment included within accounts payable and other accrued liabilities	$344	$3
Offering costs included within accounts payable and other accrued liabilities	$—	$139
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
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the "2024 Shelf Registration Statement"). In March 2024, the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of June 30, 2025, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed in March 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
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
During the three and six months ended June 30, 2025 and 2024, there were no sales of the Company's common stock pursuant to the 2023 ATM Prospectus.

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
The interim Condensed Balance Sheet as of June 30, 2025, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and the Condensed Statements of Cash Flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and six month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other interim or annual period.
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
The Company’s Condensed Financial Statements as of and for the three and six months ended June 30, 2025, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.
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
Restricted Cash
As of June 30, 2025 and December 31, 2024, the Company held $2.6 million of restricted cash as collateral for a letter of credit related to the Company's new office space lease that was executed in December 2024 (see Note 8). The restricted cash will be held for longer than one year and is reported in non-current assets on the accompanying Condensed Balance Sheets.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

The Company holds a preferred stock investment in a privately-held eye care company which does not meet the criteria for in-substance common stock. This preferred stock investment is included in long-term investments in the accompanying Condensed Balance Sheets given the Company's intent to hold these securities for longer than one year. In accordance with the measurement alternative under the Accounting Standards Codification 321, Investments— Equity Securities, at each subsequent reporting period the Company records its preferred stock investment at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings at each subsequent reporting period. In addition, at each subsequent reporting period the Company will assess for possible impairment indicators. If the Company determines that the preferred stock fair value is less than its carrying value, it will recognize an impairment loss through other income (expense) on the Condensed Statements of Operations and Comprehensive Loss. As of June 30, 2025 and December 31, 2024, there have been no observable transactions or impairment indicators that resulted in a change to the fair value of the Company's preferred stock investment.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company's customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three and six months ended June 30, 2025 and 2024.
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
Major Customers
The Company periodically enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. For the three and six months ended June 30, 2025, the Company's two and three largest customers, respectively, each individually accounted for more than 10% of total gross product sales. These customers on a combined basis accounted for 75.0% and 83.5% of gross product sales for the respective periods. For each of the three and six months ended June 30, 2024, the Company's four largest customers each individually accounted for more than 10% of total gross product sales. These customers on a combined basis accounted for 91.3% and 88.9% of gross product sales for the respective periods.
As of June 30, 2025 and December 31, 2024, respectively, the Company's one and two largest customers each exceeded 10% of gross accounts receivable. These customers accounted for approximately 62.0% and 68.4% of the accounts receivable balance on a combined basis for the respective periods. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
Major Suppliers
The Company does not currently own manufacturing facilities and depends on outsourced manufacturing for the production of XDEMVY for commercial use and for the production of its other product candidates for clinical trials. The Company enters into agreements with third-party manufacturers that are approved for the commercial production of XDEMVY and third-party suppliers that are approved for XDEMVY's active pharmaceutical ingredient. Although there are potential sources of supply other than the Company's existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements. The loss of certain manufacturers and third-party suppliers could result in a temporary disruption of the Company’s commercialization efforts.

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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory discount rates, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any revenue related to material changes in product sales, net related to amounts included in accrued liabilities at the beginning of the period.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales also includes period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon Food and Drug Administration ("FDA") approval of XDEMVY in July 2023. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses in the Condensed Statements of Operations and Comprehensive Loss.
Selling, General and Administrative
Selling, general and administrative costs consist of salaries, benefits, stock-based compensation and other personnel-related costs for the Company's executive, finance, sales and marketing, and other administrative functions. Selling, general and administrative expenses also include sales and marketing costs to support the Company's commercial launch that started in August 2023, consulting fees, legal services, rent and other facilities costs, patient assistance donations, the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers, and other general operating expenses not otherwise classified as research and development expenses. Advertising costs are expensed as incurred.
Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including the costs of salaries, payroll taxes, employee benefit and other personnel-related costs (including stock-based compensation expense), license fees, materials, clinical trial site insurance, supplies and the cost of services provided by outside contractors to conduct nonclinical studies, clinical trials and contract manufacturing activities. All costs associated with research and development are expensed as incurred. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company's objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. The clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from contract research organizations ("CROs"), contract manufacturers and other third-party vendors. Although estimates are expected to be materially consistent with actual amounts incurred, the Company's understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in changes in estimates in any particular period. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.
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
Stock awards granted typically have one to four-year service conditions and a contractual term of 10 years. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones. For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company will recognize compensation expense when performance conditions are achieved or when the Company determines it is probable the performance conditions will be achieved by the end of the requisite service period. Compensation expense will be recognized on a cumulative catch-up basis in the period of achievement, and on a straight-line basis thereafter until the end of the requisite service period. The expense recognized for awards is based on the grant date fair value of a unit multiplied by the number of units expected to be earned with respect to the related performance conditions. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units expected to be earned. Shares of the Company's common stock are issued on a one-for-one basis for each performance unit earned. In general, performance unit awards vest at the end of the performance period. At each reporting period, the Company reassesses the probability of the achievement of the performance vesting conditions. As applicable, the Company reverses previously recognized expense for unvested awards in the same period of forfeiture.
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
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and is effective for the Company beginning with its Annual Report on Form 10-K for the year ending in 2025. The Company anticipates that the adoption of ASU 2023-09 will expand its income tax footnote disclosures, including a more detailed effective tax rate reconciliation.
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
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$96,648	$—	$—	$96,648
U.S. Treasury securities	147,750	—	—	147,750
Commercial paper	—	63,942	—	63,942
Corporate debt securities	—	51,373	—	51,373
Government-related debt securities	—	21,430	—	21,430
Total assets measured at fair value	$244,398	$136,745	$—	$381,143
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	103,314	—	—	103,314
Commercial paper	—	21,795	—	21,795
Corporate debt securities	—	46,644	—	46,644
Government-related debt securities	—	29,801	—	29,801
Total assets measured at fair value	$193,136	$98,240	$—	$291,376
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
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	June 30, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$96,648	$—	$—	$96,648
Total cash equivalents	$96,648	$—	$—	$96,648

Marketable securities:
U.S. Treasury securities	$147,722	$53	$(25)	$147,750
Commercial paper	63,964	1	(23)	63,942
Corporate debt securities	51,322	54	(3)	51,373
Government-related debt securities	21,449	—	(19)	21,430
Total marketable securities	$284,457	$108	$(70)	$284,495
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	4,996	1	—	4,997
Total cash equivalents	$94,818	$1	$—	$94,819

Marketable securities:
U.S. Treasury securities	$98,247	$72	$(2)	$98,317
Commercial paper	21,757	38	—	21,795
Corporate debt securities	46,570	84	(10)	46,644
Government-related debt securities	29,805	12	(16)	29,801
Total marketable securities	$196,379	$206	$(28)	$196,557
(1) This balance includes cash requirements settled on a nightly basis.
As of June 30, 2025 and December 31, 2024, substantially all available-for-sale debt securities had a maturity of 12 months or less. As of June 30, 2025, six securities had a contractual maturity between one and two years, with an estimated fair market value of $17.5 million and amortized cost of $17.5 million. As of December 31, 2024, eight available-for-sale debt securities had a maturity between one and two years, with an estimated fair market value of $19.0 million and amortized cost of $19.0 million.
As of June 30, 2025 and December 31, 2024, the Company had fifty-one and ten available-for-sale positions of debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of June 30, 2025 and December 31, 2024, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	June 30, 2025	December 31, 2024
Current assets:
Work in progress	$1,582	$614
Finished goods	2,291	2,006
Inventory	3,873	2,620
Non-current assets:
Raw materials	2,532	2,533
Inventory, non-current	2,532	2,533
Total inventory	$6,405	$5,153
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$1,625	$1,598
Office equipment	1,127	1,127
Laboratory equipment	451	167
Leasehold improvements	1,160	794
Manufacturing equipment	1,228	604
Property and equipment, at cost	5,591	4,290
(Less): Accumulated depreciation	(2,409)	(1,976)
Property and equipment, net	$3,182	$2,314
Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $0.4 million and $0.3 million, respectively. There were no impairments recognized during the three and six months ended June 30, 2025 and 2024.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Intangible Assets
Intangible assets, net consists of the following:

	June 30, 2025	December 31, 2024
Intangible assets, gross	$9,000	$9,000
(Less): Accumulated amortization	(1,154)	(674)
Intangible assets, net	$7,846	$8,326
Intangible assets are amortized to cost of sales over the remaining useful life of 8.2 years as of June 30, 2025, with an initial useful life of 10 years from the date of first commercial sale (see Note 8). Amortization expense for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $0.5 million and $0.2 million, respectively.
As of June 30, 2025, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2025 (remaining six months)	$480
2026	961
2027	961
2028	961
2029	961
Thereafter	3,522
Total future amortization	$7,846
There have been no impairments of intangible assets for the three and six months ended June 30, 2025 and 2024.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	June 30, 2025	December 31, 2024
Trade accounts payable and other	$28,075	$27,739
Accrued product sales deductions	45,117	33,122
Accrued royalty payable	5,132	3,320
Operating lease liability, current	317	608
Accounts payable and other accrued liabilities	$78,641	$64,789
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of June 30, 2025 and December 31, 2024, the Company had 42,210,972 and 38,349,826 shares of common stock issued and outstanding, respectively, excluding 312,500 of pre-funded warrants that remained exercisable at period end and are reserved for future issuance. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company's Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company's total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan ("ESPP") are summarized below:

	June 30, 2025	December 31, 2024
Pre-funded warrants to purchase common stock	312,500	312,500
Equity award plans:
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,238,841	7,204,677
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,832,929	2,765,942
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	5,318,222	5,007,908
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,813,364	1,915,281
Performance stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	692,623	—
Total shares of common stock reserved	18,208,479	17,206,308
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, and the ESPP was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$170	$190	$305	$325
Research and development	1,920	1,866	3,425	3,331
Selling, general and administrative	6,144	5,425	11,433	9,344
Total stock-based compensation	$8,234	$7,481	$15,163	$13,000
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	6.25	6.25	6.25	6.25
Weighted average risk-free interest rate	4.06%	4.29%	4.14%	4.10%
Weighted average volatility	67.64%	70.50%	68.35%	71.20%
Weighted-average grant-date fair value per stock option	$43.45	$33.71	$44.76	$34.95
Stock Option Activity
Stock option activity for the period presented is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding — December 31, 2024	5,007,908	19.29	6.91	180,669
Granted	498,372	44.76
Exercised	(135,231)	19.97
Forfeited	(52,827)	24.66
Outstanding — June 30, 2025	5,318,222	21.61	6.72	105,735
Exercisable — June 30, 2025	3,715,800	17.43	5.91	88,579
Unvested — June 30, 2025	1,602,422	31.31	8.59	17,155

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2025.
As of June 30, 2025, there was approximately $31.3 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.5 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2024	1,915,281	24.41
Granted	464,552	44.95
Vested	(463,578)	24.01
Forfeited	(102,891)	24.40
Outstanding — June 30, 2025	1,813,364	29.78
As of June 30, 2025, there was approximately $48.0 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.0 years.
Performance Stock Unit Activity
During the six months ended June 30, 2025, the Company granted certain employees performance stock units. Performance stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2024	—	—
Granted	692,623	44.50
Outstanding — June 30, 2025	692,623	44.50
As of June 30, 2025, there was approximately $30.8 million of grant-date fair value unrecognized compensation expense related to unvested performance stock units. For the three and six months ended June 30, 2025, there was no stock-based compensation expense recognized given that none of the performance conditions were achieved or considered probable of being achieved during the period.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.2 million and $0.3 million, respectively, for the three months ended June 30, 2025 and 2024, and was $0.5 million and $0.5 million, respectively, for the six months ended June 30, 2025 and 2024.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(20,340)	$(33,290)	$(45,460)	$(69,021)
Weighted-average shares outstanding — basic and diluted(1)	42,360,452	37,823,233	40,869,364	36,530,756
Net loss per share — basic and diluted	$(0.48)	$(0.88)	$(1.11)	$(1.89)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of June 30,
	2025	2024
Stock options, unexercised — vested and unvested	5,318,222	5,116,594
Restricted stock units — unvested	1,813,364	1,900,370
Total	7,131,586	7,016,964
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
The Company’s chief operating decision-maker ("CODM") is its Chief Executive Officer ("CEO"). The CODM uses net loss, as reported in the accompanying Condensed Statements of Operations and Comprehensive Loss, to assess performance of the therapeutics segment and in deciding whether to allocate resources into the therapeutics segment or outside the segment, such as for acquisitions or new in-license agreements. The CODM uses net loss to regularly monitor budget versus actual results which are used in assessing performance of the segment and in establishing management’s compensation. The

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
CODM does not review assets in evaluating the results of the therapeutics segment, and therefore, such information is not presented.
The following table provides the operating financial results of the therapeutics segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$102,660	$40,813	$180,995	$65,533
License fees and collaboration revenue	—	—	—	2,894
Total revenues	102,660	40,813	180,995	68,427

Operating expenses:
Cost of sales	6,237	3,004	11,448	4,658
Research and development	15,594	12,319	30,003	24,385
Selling and marketing	65,857	32,251	126,143	60,138
General and administrative	37,156	26,541	61,865	50,232
Total operating expenses	124,844	74,115	229,459	139,413
Loss from operations	(22,184)	(33,302)	(48,464)	(70,986)
Other reconciling items(1)	1,844	12	3,004	1,965
Net loss	$(20,340)	$(33,290)	$(45,460)	$(69,021)

Other segment disclosures:
Interest income	$4,229	$4,130	$7,683	$7,247
Interest expense	$(2,240)	$(2,109)	$(4,453)	$(3,092)
Depreciation and amortization expense	$453	$239	$913	$509
(1) Other reconciling items primarily includes interest income and interest expense. In the prior year periods, other reconciling items also included loss on debt extinguishment.
8. COMMITMENTS & CONTINGENCIES
Lease Agreements
Current Lease Agreement
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of June 30, 2025, the Company had six active leases for adjacent office and laboratory suites in Irvine, California.
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
The components of total lease expense for the Current Lease are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$183	$219	$356	$398
Variable lease expense	125	118	249	221
Total lease expense	$308	$337	$605	$619

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Other information related to the Current Lease is as follows:

	June 30, 2025	December 31, 2024
Remaining lease term (years)	0.3	0.8
Discount rate	11.0%	11.0%
Cash paid for our Current Lease was $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2025 and 2024, and was $0.3 million and $0.3 million, respectively, for the six months ended June 30, 2025 and 2024.
The below table summarizes the (i) minimum lease payments for the remainder of the year and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments for the Current Lease:

Amounts
2025 (remaining six months)	$321
Thereafter	—
Total future lease payments, undiscounted	321
(Less): Imputed interest	(4)
Present value of operating lease payments	$317
Operating lease liability, current	317
Operating lease liability, noncurrent	—
Total operating lease liability	$317
New Lease Agreement
In December 2024, the Company entered into the New Lease for 59,626 square feet of office space located in Irvine, California for a 10-year lease term. The New Lease payments are expected to commence in late 2025 following the earlier of: (i) eleven months following the New Lease execution date, or (ii) the date the Company commences its regular business activities at the premises following completion of tenant improvements. The base rent for the first year of the New Lease will be $2.5 million and is subject to annual increases of 3% thereafter. The Company is entitled to an abatement of base rent for the first five full calendar months from the beginning of the New Lease commencement date for an aggregate amount of $0.7 million. The New Lease also provides for a tenant improvement allowance, not to exceed $6.0 million, to be applied to the construction costs of the premises. The tenant improvement allowance must be used within one year of the Company commencing its regular business activities otherwise it will be forfeited with no further obligation by the landlord. As of June 30, 2025, no rent payments were made and the landlord had not provided any of the tenant improvement allowance.
Upon New Lease execution, the Company provided the landlord a letter of credit for $2.6 million to serve as a security deposit. Provided that no defaults occur and the Company meets certain financial milestones for certain time periods, the security deposit can subsequently be reduced to $2.0 million.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
In August 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. and in September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in net product sales of XDEMVY. These respective milestone payments were recorded to intangible assets, net in the accompanying Condensed Balance Sheets as of June 30, 2025 and December 31, 2024.
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
In May 2025, Elanco sold and assigned its rights to receive certain future tiered royalties and commercial milestones under the Eye and Derm Elanco Agreement to an affiliate of Blackstone Private Credit Fund ("Blackstone"). Certain future payments under the Eye and Derm Elanco Agreement will be directed to Blackstone, with no modification to the Company’s obligations or the terms of the underlying agreement. The Company and Elanco amended the Eye and Derm Elanco Agreement to make certain conforming changes.
In addition, the Company is obligated to pay tiered contractual royalties in the mid to high single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. The Company's accrued royalties payable are recorded to cost of sales in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheets as of June 30, 2025 and December 31, 2024. Royalty expense for the three months ended June 30, 2025 and 2024, was $5.1 million and $2.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $9.0 million and $3.3 million, respectively.
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
The Company made cash payments under the All Human Uses Elanco Agreement of $0.5 million related to a clinical milestone that was triggered in December 2022 upon enrollment of the first patient in the Phase 2a Carpo trial, for the potential treatment of Lyme disease. The Company is required to make further cash payments under this agreement upon the achievement of various clinical milestones up to an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties in the single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will also be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses (the "In-License Agreement"). The Company made an upfront payment of $2.5 million upon contract execution in October 2024, which was recorded to research and development expense in the Statements of Operations for the year ended December 31, 2024. As of June 30, 2025, the Company is obligated to make potential future cash payments under the In-License Agreement of $3.0 million upon the achievement of an event-based development milestone and up to $102.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed from the compound, developed, manufactured, and commercialized via the In-License Agreement, will also be subject to incremental royalty rates in the range of mid-to-high single digits.

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
9. OUT-LICENSE AGREEMENTS
Out-License of TP-03 Commercial Rights in the China Territory in March 2021
In March 2021, the Company entered into the China Out-License with LianBio for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution) 0.25% in the China Territory for the treatment of Demodex blepharitis and MGD. Prior to the March 2024 Novation Agreement to GrandPharma discussed in detail below, LianBio was contractually responsible for all clinical development and commercialization activities and costs within the China Territory.
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
Through June 30, 2025, the Company received aggregate payments from LianBio totaling $86.1 million, comprised of (i) initial consideration of $15.0 million, (ii) $67.5 million for the achievement of specified milestones, (iii) $2.5 million upon execution of the Novation Agreement, (iv) $0.4 million upon execution of the Warrant Termination Agreement, and (v) $0.7 million related to a special cash dividend.
As of June 30, 2025 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of June 30, 2025.
10. CREDIT FACILITY AGREEMENTS
In April 2024, the Company executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of the Company's presently existing and subsequently acquired assets. Upon execution, the Company made a $75.0 million draw from the initial tranche of the 2024 Credit Facility, a portion of which was utilized to repay all outstanding indebtedness on the Credit Facility with Hercules and SVB (the "2022 Credit Facility"), resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones which have been met. The Company did not draw on the first or second additional tranche of $25.0 million and $50.0 million, respectively, each of which expired on December 31, 2024 and June 30, 2025. The one remaining $50.0 million tranche may be requested at the Company's option on or prior to December 31, 2025.

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
The Company was required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the 2022 Credit Facility ("End of Term Charge"). Upon the signing of the 2024 Credit Facility, the End of Term Charge of $1.4 million was paid in full in April 2024, which was derived by multiplying 4.75% by the $30.0 million outstanding principal balance. Prior to being paid, the End of Term Charge was accreted to interest expense over the expected maturity date. The Company recognized a loss on debt extinguishment of $1.9 million in the Statement of Operations and Comprehensive Loss for the year ended December 31, 2024.
As of June 30, 2025 and 2024, the effective interest rates for the full term of the Credit Facilities was 12.31% and 13.37%, respectively. The Company recognized interest expense in the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facilities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense for long-term debt	$2,094	$2,008	$4,168	$2,877
Accretion of end of term charge	—	—	—	80
Amortization of debt issuance costs	146	101	285	135
Total interest expense	$2,240	$2,109	$4,453	$3,092
The carrying value of the 2024 Credit Facility consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the long-term debt, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of the 2024 Credit Facility and related accretion and amortization are reported on a combined basis as long-term debt, net in the accompanying Condensed Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Long-term debt, gross	$75,000	$75,000
Debt issuance costs	(3,523)	(3,523)
Accumulated amortization of debt issuance costs	652	368
Long-term debt, net	$72,129	$71,845
11. RELATED PARTY TRANSACTIONS
Equity Investment in Privately-Held Eye Care Company
In April 2024, the Company participated in an equity funding round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement, the Company purchased $3.0 million of preferred stock. Drs. Azamian (the Company's CEO and Chair of the Board) and Link (a member of the Company's Board of Directors) are board members of this private company. The Company also owns a small minority of this private company.
12. SUBSEQUENT EVENT
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted in the U.S, which contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the potential impact of the OBBB Act on its financial position, but does not expect it to materially impact the Company’s effective tax rate or cash flows during the current fiscal year.

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
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed clinical trials in Demodex blepharitis patients with Meibomian Gland Disease ("MGD") including the Ersa clinical trial involving XDEMVY (the "Ersa Trial"), and the Rhea clinical trial involving an XDEMVY vehicle (the "Rhea Trial"), all of which met their primary, secondary, and/or certain exploratory endpoints, with the drug well tolerated throughout each trial.
We intend to further advance our pipeline with, e.g., the lotilaner API to address several diseases in human medicine, including eye care, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, an investigational sterile aqueous gel formulation of lotilaner for the potential treatment of ocular rosacea and TP-05, an investigational oral systemic formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
Recent Business and Clinical Highlights
XDEMVY:
•XDEMVY is one of the fastest growing and best-selling launches in the prescription eye drop segment. During the second quarter of 2025, the Company:
◦Recognized $102.7 million in net product sales, an increase of 152% year over year.
◦Dispensed approximately 91,000 bottles of XDEMVY to patients.
◦Obtained broader commercial, Medicare, and Medicaid reimbursement of XDEMVY for more than 90% of covered lives.
◦Recognized a gross-to-net discount of approximately 45%.
•The Company's action-oriented direct-to-consumer ("DTC") advertising campaign is now meaningfully contributing to prescription growth, resulting from new patient engagement and subsequent increase in Eye Care Professionals ("ECPs") diagnosing Demodex blepharitis and writing prescriptions.
◦Consumers actively engaging on our XDEMVY.com website is up nearly 400% since the beginning of 2025.
◦Consumer unaided awareness of XDEMVY has more than tripled since the beginning of the DTC campaign.
◦More than 20,000 ECPs are now actively prescribing XDEMVY, a more than 30% increase since the beginning of 2025 and beyond our initial target list of approximately 15,000 ECPs.
TP-03 Demodex blepharitis in patients with MGD, Ersa and Rhea Trials:
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

The presentations, which combined the Ersa and Rhea Trials data in a pooled analysis, demonstrated that XDEMVY provided statistically significant and clinically meaningful improvements of the meibomian glands from baseline and when compared to vehicle, including at least three times more glands secreting normal or clear liquid in patients treated with XDEMVY compared to vehicle at day 43. These improvements were shown across three objective measures of MGD: 1) the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; 2) the number of glands secreting normal or clear liquid; and 3) the number of glands yielding any liquid. Improvements were also demonstrated across certain patient reported outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea Trials, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these trials, plus the FDA’s feedback that these patients are already covered under XDEMVY’s label for the treatment of Demodex blepharitis, our medical affairs team is continuing to move forward with sharing this data with ECPs.
TP-04 Rosacea, Galatea Trial:
In February 2024, we announced positive topline results from the Galatea trial, a Phase 2a trial evaluating TP-04, an investigational sterile aqueous gel formulation of lotilaner, for the treatment of rosacea (the "Galatea Trial"). The positive topline results demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. After review of this data with the FDA and key opinion leaders, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea, a highly prevalent and underserved eye disease with no FDA-approved therapy. In January 2025, we announced plans to initiate a Phase 2 study in the second half of 2025 for the potential treatment of ocular rosacea, which remains on track.
TP-05 Lyme Disease, Carpo Trial:
We believe TP-05 is currently the only non-vaccine, drug-based prophylaxis in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
In February 2024, we announced positive topline results from the Carpo trial, which demonstrated statistical significance in the mortality of ticks compared to vehicle (p<0.001), regardless of treatment arm, and was well tolerated (the "Carpo Trial"). The Carpo Trial is designed to evaluate TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans. The Carpo Trial evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05.
In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial of TP-05 (an investigational oral tablet), which would include several hundred subjects with planned trial initiation expected sometime in 2026. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that the best approach to get this potential prophylactic therapy to patients is to partner this program either prior to the planned initiation of the Phase 2b study or after the completion of the study.
Additional Potential Growth Drivers in 2025 and Beyond:
We believe we are on track for potential European regulatory approval expected in 2027, for a preservative-free formulation of XDEMVY for the potential treatment of Demodex blepharitis.
In Japan, we plan to meet with regulatory authorities in the second half of 2025 to help determine a regulatory path forward for Demodex blepharitis. The Elara prevalence study showed high prevalence and significant impact of Demodex blepharitis in Japan, consistent with U.S. findings.

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
We have incurred significant net operating losses ("NOLs") in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $20.3 million and $33.3 million for the three months ended June 30, 2025 and 2024, respectively, and $45.6 million and $69.0 million for the six months ended June 30, 2025 and 2024, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
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

As of June 30, 2025, our aggregate cash, cash equivalents and marketable securities was $381.1 million – see the section below titled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
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
Components of our Results of Operations

	Three Months Ended June 30,		Change
	2025	2024
	(in thousands)
Revenues:
Product sales, net	$102,660	$40,813	$61,847
Total revenues	102,660	40,813	61,847

Operating expenses:
Cost of sales	6,237	3,004	3,233
Research and development	15,594	12,319	3,275
Selling, general and administrative	103,013	58,792	44,221
Total operating expenses	124,844	74,115	50,729
Loss from operations before other income (expense)	(22,184)	(33,302)	11,118

Other income (expense):
Interest income	4,229	4,130	99
Interest expense	(2,240)	(2,109)	(131)
Loss on debt extinguishment	—	(1,944)	1,944
Other income (expense), net	(145)	(65)	(80)
Total other income (expense), net	1,844	12	1,832
Net loss	$(20,340)	$(33,290)	$12,950
Product Sales, Net
During the three months ended June 30, 2025 and 2024, we recognized revenue of $102.7 million and $40.8 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 91,000 bottles of XDEMVY delivered to patients compared to 37,000 bottles delivered in the prior year period.
Cost of Sales
For the three months ended June 30, 2025 and 2024, we recognized $6.2 million and $3.0 million, respectively, in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of

XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.
Research and Development Expenses

	Three Months Ended June 30,		Change
	2025	2024
	(in thousands)
Direct external expenses:
TP-03 program	$3,739	$3,983	$(244)
TP-04 program	962	125	837
TP-05 program	507	474	33
Other early-stage programs	1,316	281	1,035
Indirect expenses:
Compensation and personnel-related	7,973	6,672	1,301
Other	1,097	784	313
Total research and development expenses	$15,594	$12,319	$3,275
Research and development expenses increased by $3.3 million for the three months ended June 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $0.8 million of increased TP-04 program expenses, (ii) $1.3 million of increased payroll and personnel-related costs (including a slight increase in stock-based compensation expense) related to employee additions to drive our product development initiatives, (iii) $1.0 million of increased early-stage programs, and (iv) $0.3 million of increased other indirect expenses. These increases were partially offset by $0.2 million of decreased TP-03 program expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $44.2 million for the three months ended June 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $7.1 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $0.7 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, (ii) $30.2 million of increased commercial and marketing costs, including DTC advertising costs, as we continued our commercial expansion of XDEMVY and (iii) $6.9 million of increased information technology applications, legal, professional and other corporate expenses. We expect increased vendor expenses in 2025 given further growth and expansion of our commercial activities for XDEMVY and other corporate initiatives.
Other Income (Expense), Net
Other income (expense), net increased by $1.8 million compared to the prior year period due primarily to a $1.9 million loss on debt extinguishment related to the 2022 Credit Facility (see Note 10), which was recognized in the prior year period.
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted in the U.S, which contains a broad range of tax reform provisions affecting businesses. We are currently evaluating the potential impact of the OBBB Act on our financial position, but do not expect it to materially impact our effective tax rate or cash flows during the current fiscal year. As the legislation was signed into law after the quarter ended June 30, 2025, any potential impact is not included in our operating results for the three months ended June 30, 2025.

Comparison of the Six Months Ended

	Six Months Ended June 30,			Change
	2025	2024
	(in thousands)
Revenues:
Product sales, net	$180,995	$65,533		$115,462
License fees and collaboration revenue	—	2,894		(2,894)
Total revenues	180,995	68,427		112,568

Operating expenses:
Cost of sales	11,448	4,658		6,790
Research and development	30,003	24,385		5,618
Selling, general and administrative	188,008	110,370		77,638
Total operating expenses	229,459	139,413		90,046
Loss from operations before other income (expense)	(48,464)	(70,986)		22,522

Other income (expense):
Interest income	7,683	7,247		436
Interest expense	(4,453)	(3,092)		(1,361)
Loss on debt extinguishment	—	(1,944)	—	1,944
Other income (expense), net	(226)	(246)		20
Total other income, net	3,004	1,965		1,039
Net loss	$(45,460)	$(69,021)		$23,561
Product Sales, Net
During the six months ended June 30, 2025 and 2024, we recognized revenue of $181.0 million and $65.5 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments driven by approximately 163,000 bottles of XDEMVY delivered to patients, compared to 63,000 bottles delivered in the prior year period.
License Fees and Collaboration Revenue
During the six months ended June 30, 2025, we did not recognize any license fees and collaboration revenue. During the six months ended June 30, 2024, we recognized $2.9 million of license fees and collaboration revenue including (i) $2.5 million for a termination payment related to the Novation Agreement, and (ii) $0.4 million for a warrant termination payment (see Note 9).
Cost of Sales
For the six months ended June 30, 2025 and 2024, we recognized $11.4 million and $4.7 million, respectively, in cost of sales of XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2025	2024
	(in thousands)
Direct external expenses:
TP-03 program	$6,820	$7,488	$(668)
TP-04 program	1,990	675	1,315
TP-05 program	1,207	1,000	207
Other early-stage programs	2,278	360	1,918
Indirect expenses:
Compensation and personnel-related	15,676	13,427	2,249
Other	2,032	1,435	597
Total research and development expenses	$30,003	$24,385	$5,618
Research and development expenses increased by $5.6 million for the six months ended June 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $2.2 million of increased indirect expenses related to payroll and personnel-related costs (including increased stock-based compensation expense of $0.1 million) for employee additions to drive our product development initiatives, (ii) $0.6 million of increased other indirect expenses, (iii) $1.9 million of increased early-stage programs, (iv) $1.3 million of increased TP-04 program expenses and (v) $0.2 million of increased TP-05 program expenses. These increases were partially offset by $0.7 million of decreased TP-03 program expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $77.6 million for the six months ended June 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $16.6 million of increased payroll and employee-related costs (including increased stock-based compensation expense of $2.1 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, (ii) $55.9 million of increased commercial and marketing costs, including DTC advertising costs, as we continued our commercial expansion for the commercial launch of XDEMVY, and (iii) $5.0 million of increased information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses have continued to increase during 2025 due to further growth and expansion of our commercial activities for XDEMVY.
Other Income (Expense), Net
Other income (expense), net increased by $1.0 million primarily due to a $1.9 million loss on debt extinguishment related to the 2022 Credit Facility (see Note 10), which was recognized in the prior year period and $0.4 million of increased interest income earned on our cash, cash equivalents and marketable securities, partially offset by $1.4 million of increased interest expense related to the Credit Facilities.
Income Taxes
On July 4, 2025, the OBBB Act was enacted in the U.S, which contains a broad range of tax reform provisions affecting businesses. We are currently evaluating the potential impact of the OBBB Act on our financial position, but do not expect it to materially impact our effective tax rate or cash flows during the current fiscal year. As the legislation was signed into law after the quarter ended June 30, 2025, any potential impact is not included in our operating results for the six months ended June 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, the China Out-License, and drawdowns from our Credit Facilities. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $381.1 million.

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
As of June 30, 2025 we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones and one-time payments of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestones of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
Credit Facilities
In April 2024, we executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of our presently existing and subsequently acquired assets. Upon execution, we made a $75.0 million draw from the initial tranche, a portion of which was utilized to repay all outstanding indebtedness associated with the 2022 Credit Facility, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones, which have been met. We did not draw on the first or second additional tranches of $25.0 million and $50,0 million, respectively, each of which expired on December 31, 2024 and June 30, 2025. The one remaining $50.0 million tranche may be requested at our option on or prior to December 31, 2025.
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
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $405.7 million and $360.2 million as of June 30, 2025 and December 31, 2024, respectively.

We believe our cash, cash equivalents and marketable securities of $381.1 million as of June 30, 2025, is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. We have additional availability from our 2024 Credit Facility of $50.0 million contingent on reaching certain sales milestones. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
Shelf Registration Statements
In February 2024, we filed the 2024 Shelf Registration Statement, which permits us to offer and sell from time to time, in one or more series of issuances and on terms that we will determine at the time of the offering, our common stock, preferred stock, debt securities, warrants, units or any combination of such securities.
In November 2023, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 21, 2023, (the "2023 Shelf Registration Statement"), and as part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies. The 2023 ATM Prospectus covers the sale of up to $100.0 million of our common stock pursuant to an Open Market Sales AgreementTM we entered into with Jefferies in 2021 (the "ATM Sales Agreement"). Under the terms of the 2023 ATM Prospectus and ATM Sales Agreement, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. In December 2023, we sold 1,000,000 shares of our common stock under the 2023 ATM Prospectus for $20.00 per share and received net proceeds of $19.2 million, after deducting broker commission and offering-related expenses. We have not sold any shares of our common stock under the 2023 ATM Prospectus during the six months ended June 30, 2025 and 2024.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,038)	$(52,193)
Investing activities	(86,646)	(142,749)
Financing activities	138,514	151,090
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,830	$(43,852)
Net Cash Used in Operating Activities
Net cash used in operating activities was $50.0 million for the six months ended June 30, 2025, which primarily consisted of a net loss of $45.5 million and a net decrease in operating assets and liabilities of $18.3 million, partially offset by net increases in non-cash and other charges of $13.7 million. The decrease in net operating assets and liabilities were primarily due to cash decreases in prepaid expenses of $14.4 million, accounts receivable of $11.6 million, accrued payroll and benefits of $4.2 million and inventories of $1.3 million, partially offset by a cash increase of $13.6 million of accounts payable and other accrued liabilities. The increase in net non-cash and other charges were primarily related to stock-based compensation expense of $15.2 million and amortization of intangible assets and depreciation of property, plant and equipment totaling $0.9 million, partially offset by net amortization/accretion of marketable securities of $3.0 million.

Net cash used in operating activities was $52.2 million for the six months ended June 30, 2024, which primarily consisted of a net loss of $69.0 million, partially offset by a net increase in net operating assets and liabilities of $1.7 million and a net increase in non-cash and other charges of $15.2 million. The increase in net operating assets and liabilities was primarily due to an increase in accounts payable and other accrued liabilities of $19.4 million and a decrease in prepaid expenses of $1.8 million, partially offset by cash decreases including $12.9 million of accounts receivable, $5.2 million of accrued payroll and benefits, and $1.6 million of inventory. The net non-cash and other charges were primarily related to stock-based compensation expense of $13.0 million and a loss on debt extinguishment of $1.9 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $86.6 million for the six months ended June 30, 2025, and related to $255.3 million of purchased marketable securities and $1.6 million of purchased property, plant and equipment. These cash decreases were partially offset by $170.2 million of proceeds from maturities of marketable securities.
Net cash used in investing activities was $142.7 million for the six months ended June 30, 2024, and related to $151.6 million of purchased marketable securities, $3.0 million of purchased long-term investments, and $1.2 million of purchased property, plant and equipment, partially offset by $13.0 million of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $138.5 million for the six months ended June 30, 2025, and related to $134.8 million of net proceeds from the issuance of common stock in the March 2025 Public Offering, $2.6 million of proceeds from employee stock option exercises and $1.1 million of proceeds from the issuance of common stock for our employee stock purchase plan ("ESPP").
Net cash provided by financing activities was $151.1 million for the six months ended June 30, 2024, and primarily related to (i) $98.3 million of net proceeds from the issuance of common stock in the March 2024 Public Offering, (ii) $9.4 million of net proceeds from the issuance of pre-funded warrants in the March 2024 Public Offering, (iii) $75 million of proceeds from an initial draw against our 2024 Credit Facility, (iv) $2.6 million of proceeds from employee stock option exercises, and (v) $1.1 million of proceeds from the issuance of common stock for our ESPP. These increases to cash were partially offset by $31.9 million of payments on the 2022 Credit Facility, and $3.5 million of cash paid for loan issuance costs on the 2024 Credit Facility.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the three and six months ended June 30, 2025.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $381.1 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of June 30, 2025, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three and six months ended June 30, 2025.
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
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Risks Related to our Business and Operations

We are a commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. While we have generated revenue from the launch of XDEMVY® (lotilaner ophthalmic solution) 0.25%, we have continued to incur significant losses and negative cash flows from operations since our inception and anticipate that we will continue to incur significant expenses and potential losses for the foreseeable future.
We have one product, XDEMVY®, formerly known as TP-03, which obtained Food and Drug Administration ("FDA") approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our Company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our Open Market Sale AgreementTM (the "2023 ATM Prospectus"), as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities (as defined below). For the three months ended June 30, 2025 and 2024 our net losses were $20.3 million and $33.3 million, respectively, and for the six months ended June 30, 2025 and 2024, our net losses were $45.5 million and $69.0 million, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $405.7 million and $360.2 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.
We expect to continue incurring significant expenses and potential operating losses for the foreseeable future. We expect that our expenses will increase substantially as we:
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
We received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the U.S. and began generating revenue from product sales during the third quarter of 2023. Our ability to become and remain profitable is heavily dependent on our ability to continue to generate revenue from XDEMVY. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure and maintain adequate healthcare coverage and the acceptance of XDEMVY by patients, Eye Care Professionals ("ECPs") and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.

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
•commercial acceptance of XDEMVY and any of our other product candidates by patients, the medical community and third-party payers, including our direct-to-consumer television advertising campaign;
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
The development and commercialization of new drug products is highly competitive. We may face potential competition with respect to XDEMVY and our product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide and existing treatments. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
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
The Affordable Care Act ("ACA") made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. Certain pharmacy benefit managers ("PBM") “accumulator” and "maximizer" programs that attempted to implement these regulatiwere invalidated by a court, but such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” and "maximizer" programs, could negatively impact our financial results.
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
Accordingly, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control for XDEMVY and any other approved products. If we are not able to comply with post-approval regulatory requirements, we could have the regulatory approvals for our products, including XDEMVY, withdrawn by regulatory authorities and our ability to market XDEMVY or any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects. Moreover, our business relating to our ability to educate consumers and ECPs about our products including XDEMVY could be adversely affected if regulatory authorities further restrict, or no longer allow pharmaceutical direct-to-consumer campaigns.
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
We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea Trial with TP-04 and initiated the Phase 2a Galatea Trial, for the potential treatment of rosacea in March 2023. In February 2024 we announced positive topline results, and in January 2025 we announced plans to initiate a Phase 2 study specifically for the potential treatment of ocular rosacea in the second half of 2025. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo Trial. The Carpo Trial, evaluating TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo Trial. In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which would include several hundred subjects. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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
We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons. For example, we experienced delays related to our Carpo Trial with topline results being pushed to February 2024 as a result of patient enrollment delays. The enrollment of patients depends on many factors, including:
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
We have entered into two license agreements with Elanco Tiergesundheit AG ("Elanco"): (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 ("Eye and Derm Elanco Agreement"), and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the "All Human Uses Elanco Agreement" and with the Eye and Derm Elanco Agreement, the "Elanco Agreements"), and have also entered into the China Out-License as discussed elsewhere herein. We have also entered into and may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.
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
We believe that our cash, cash equivalents and marketable securities of $381.1 million as of June 30, 2025 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.
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
In April 2024 we entered into the 2024 Credit Facility with Pharmakon. The 2024 Credit Facility provides a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones, which have been met. We did not draw on the first or second additional tranches of $25.0 million and $50.0 million, respectively, which expired on December 31, 2024 and June 30, 2025. The one remaining $50.0 million tranche may be requested at our option on or prior to December 31, 2025. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of certain properties or assets, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.
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
We have incurred substantial losses during our history which we expect to continue, we do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past due to several offerings of our common and preferred stock. However, we do not believe that these ownership changes will significantly limit our ability to use our pre-change tax attributes. We may experience ownership changes in the future as a result of subsequent shifts in our stock. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state, and local income taxation are complex and are constantly under review by legislators, the U.S. Department of Treasury, and the Internal Revenue Service. Changes to tax laws (which may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders. For example, the Internal Revenue Code tax capitalization rules operative beginning in 2022 required that domestically incurred research and development expenses be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBB Act”) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBB Act on our operations and financial condition, but we do not expect the OBBB Act to materially impact our effective tax rate or cash flows in the current fiscal year.
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
We do not have any, and have no plans to acquire any, manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the commercial manufacture of XDEMVY and the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of our product candidates, if approved. If the third parties we engage with are unable to supply us with sufficient quantities of XDEMVY or our product candidates, and we are unable to timely establish an alternate supply from one or more third-party manufacturers, we will experience delays in our commercialization and development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We currently have limited manufacturing arrangements and expect that XDEMVY and each of our product candidates will only be covered by third-party manufacturers, which exacerbates these and other related risks for us. Additionally, we and our third-party contract manufacturers rely, and we expect that we will continue to rely, on single source suppliers for certain materials for our products and product candidates for the foreseeable future. For example, we purchase our API for XDEMVY, lotilaner, from a single source supplier. This reliance on third parties, including single source suppliers, increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or any future approved products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts. If current or future suppliers are delayed or unable to supply sufficient materials to manufacture our products and product candidates, we may experience delays in our commercialization and development efforts, which would have an adverse affect on our business and results of operations.
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
On June 28, 2024, the last business day of the second quarter of 2024, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700.0 million. As a result, we became a large accelerated filer as of December 31, 2024, as defined in Rule 12b-2 under the Exchange Act, and ceased to qualify as an emerging growth company. Effective December 31, 2024, due to large accelerated filer status, we no longer qualify as a smaller reporting company and accordingly are not permitted to take advantage of the reduced reporting requirements for smaller reporting companies, subject to a transition period that allows us to use smaller reporting company scaled disclosure for our Annual Report on Form 10-K for the year ending December 31, 2024. With the transition to a large accelerated filer, we have not elected to use the smaller reporting company scaled disclosures.
As a result of no longer having emerging growth company and smaller reporting company status, we expect our operating costs to increase as our compliance, reporting and other costs increase.
Sales of a substantial number of shares of our common stock in the public market could cause the price of our common stock to fall.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2025, we had 42,210,972 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (the "Securities Act") and various vesting agreements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
In December 2024, Bobak Azamian, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 24,000 shares of common stock held by Dr. Azamian between March 24, 2025 and March 23, 2026. For the quarter ended June 30, 2025, Dr. Azamian did not sell any shares under this adopted 10b5-1 Plan.
In March 2025, Aziz Mottiwala, our Chief Commercial Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 17,500 shares of common stock held by Mr. Mottiwala between June 9, 2025 and June 9, 2026. For the quarter ended June 30, 2025, Mr. Mottiwala sold 17,500 shares under this adopted 10b5-1 Plan, and as such all trades under said plan have been completed.
During the quarter ended June 30, 2025, none of our other officers or directors, as defined in Rule 16a-1(f), informed us of an adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

10.1	Amendment, dated May 1, 2025, to Amended and Restated License Agreement, dated June 3, 2022, between the Registrant and Elanco Tiergesundheit AG.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARSUS PHARMACEUTICALS, INC.

Date:	August 6, 2025	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Director)

Date:	August 6, 2025	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)