Form 10-Q
period 2025-09-30
Tarsus Pharmaceuticals, Inc.
filed 2025-11-04
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(Registrant’s telephone number, including area code)

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

As of October 29, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 42,449,105.

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
•Due to the recently initiated commercialization of XDEMVY and our continued development of our pipeline of product candidates through clinical trials and other indications, our capital requirements are difficult to predict and may change. We may need to obtain additional funding to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.
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
•We may not be successful in educating Eye Care Professionals (“ECPs”), and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by XDEMVY or our product candidates. XDEMVY or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate. XDEMVY and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
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

PART I—FINANCIAL INFORMATION
Item I. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,724	$94,819
Marketable securities	289,113	196,557
Accounts receivable, net	72,620	46,760
Inventory	3,836	2,620
Other receivables	1,716	1,299
Prepaid expenses	21,695	14,650
Total current assets	501,704	356,705
Restricted cash, non-current	2,563	2,562
Inventory, non-current	2,532	2,533
Property and equipment, net	5,746	2,314
Intangible assets, net	7,606	8,326
Operating lease right-of-use assets	10,233	552
Long-term investments	3,000	3,000
Other assets	1,177	999
Total assets	$534,561	$376,991
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$103,498	$64,789
Accrued payroll and benefits	13,552	15,823
Total current liabilities	117,050	80,612
Long-term debt, net	72,281	71,845
Other long-term liabilities	10,148	—
Total liabilities	199,479	152,457
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 42,447,882 shares issued and outstanding at September 30, 2025 (unaudited); 38,349,826 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	753,042	584,559
Accumulated other comprehensive income (loss)	289	179
Accumulated deficit	(418,255)	(360,210)
Total stockholders’ equity	335,082	224,534
Total liabilities and stockholders’ equity	$534,561	$376,991
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$118,697	$48,118	$299,692	$113,651
License fees and collaboration revenue	—	—	—	2,894
Total revenues	118,697	48,118	299,692	116,545

Operating expenses:
Cost of sales	8,309	3,242	19,757	7,900
Research and development	16,284	12,128	46,287	36,513
Selling, general and administrative	108,633	57,910	296,641	168,280
Total operating expenses	133,226	73,280	362,685	212,693
Loss from operations before other income (expense)	(14,529)	(25,162)	(62,993)	(96,148)

Other income (expense):
Interest income	4,114	4,120	11,797	11,367
Interest expense	(2,268)	(2,445)	(6,721)	(5,537)
Loss on debt extinguishment	—	—	—	(1,944)
Other income (expense), net	98	67	(128)	(179)
Total other income (expense), net	1,944	1,742	4,948	3,707
Net loss	$(12,585)	$(23,420)	$(58,045)	$(92,441)

Unrealized gain (loss) on marketable securities and cash equivalents	250	522	110	348
Comprehensive loss	$(12,335)	$(22,898)	$(57,935)	$(92,093)

Net loss per share, basic and diluted	$(0.30)	$(0.61)	$(1.40)	$(2.48)
Weighted-average shares outstanding, basic and diluted	42,607,717	38,381,968	41,457,027	37,286,911

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534
Net loss	—	—	—	—	(25,120)	(25,120)
Recognition of stock-based compensation expense	—	—	6,930	—	—	6,930
Issuance of common stock, net of issuance costs of $9.0 million	3,230,336	—	134,771	—	—	134,771
Exercise of vested stock options	78,436	—	1,437	—	—	1,437
Issuance of common stock upon the vesting of restricted stock units	336,939	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(94)	—	(94)
Balance as of March 31, 2025	41,995,537	$6	$727,697	$85	$(385,330)	$342,458
Net loss	—	—	—	—	(20,340)	(20,340)
Recognition of stock-based compensation expense	—	—	8,234	—	—	8,234
Exercise of vested stock options	56,795	—	1,205	—	—	1,205
Issuance of common stock upon the vesting of restricted stock units	126,639	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	32,001	—	1,101	—	—	1,101
Other comprehensive income (loss)	—	—	—	(46)	—	(46)
Balance as of June 30, 2025	42,210,972	$6	$738,237	$39	$(405,670)	$332,612
Net loss	—	—	—	—	(12,585)	(12,585)
Recognition of stock-based compensation expense	—	—	12,243	—	—	12,243
Exercise of vested stock options	127,085	—	2,562	—	—	2,562
Issuance of common stock upon the vesting of restricted stock units	109,825	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	250	—	250
Balance as of September 30, 2025	42,447,882	$6	$753,042	$289	$(418,255)	$335,082

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(35,731)	(35,731)
Recognition of stock-based compensation expense	—	—	5,519	—	—	5,519
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,328	—	—	98,329
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	49,310	—	802	—	—	802
Issuance of common stock upon the vesting of restricted stock units	207,718	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(61)	—	(61)
Balance as of March 31, 2024	37,749,468	$6	$555,655	$(63)	$(280,387)	$275,211
Net loss	—	—	—	—	(33,290)	(33,290)
Recognition of stock-based compensation expense	—	—	7,481	—	—	7,481
Issuance of common stock upon public offering	—	—	3	—	—	3
Exercise of vested stock options	99,678	—	1,818	—	—	1,818
Issuance of common stock upon the vesting of restricted stock units	115,251	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	65,988	—	1,136	—	—	1,136
Other comprehensive income (loss)	—	—	—	(113)	—	(113)
Balance as of June 30, 2024	38,030,385	$6	$566,093	$(176)	$(313,677)	$252,246
Net loss	—	—	—	—	(23,420)	(23,420)
Recognition of stock-based compensation expense	—	—	7,415	—	—	7,415
Exercise of vested stock options	58,674	—	721	—	—	721
Issuance of common stock upon the vesting of restricted stock units	107,013	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	522	—	522
Balance as of September 30, 2024	38,196,072	$6	$574,229	$346	$(337,097)	$237,484
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(58,045)	$(92,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	653	493
Amortization of intangible assets	720	300
Amortization of debt-related costs	437	344
Stock-based compensation	27,406	20,415
Loss on debt extinguishment	—	1,944
Non-cash lease expense	528	462
Net amortization/accretion of marketable securities	(4,557)	(2,732)
Realized loss on equity investments	—	591
Change in fair value of equity warrants issued by licensee	—	201
Unrealized (gain) loss from transactions denominated in a foreign currency	14	7
Changes in operating assets and liabilities:
Accounts receivable, net	(25,860)	(12,538)
Inventory	(1,215)	(2,273)
Other receivables	(418)	(52)
Prepaid expenses	(6,471)	683
Other non-current assets	(146)	614
Accounts payable and other accrued liabilities	37,445	25,290
Accrued payroll and benefits	(2,272)	(1,920)
Other long-term liabilities	—	(233)
Net cash used in operating activities	(31,781)	(60,845)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	269,718	37,535
Purchases of marketable securities	(357,606)	(172,661)
Purchases of long-term investments	—	(3,000)
Purchases of property and equipment	(3,501)	(1,495)
Net cash used in investing activities	(91,389)	(139,621)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	134,771	98,287
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	—	9,365
Proceeds from sale of common stock under employee stock purchase plan	1,101	1,136
Proceeds from exercise of stock options	5,204	3,341
Proceeds from long-term debt	—	75,000
Payments for debt extinguishment	—	(31,877)
Payments of debt issuance costs	—	(3,523)
Net cash provided by financing activities	141,076	151,729
Net increase (decrease) in cash, cash equivalents and restricted cash	17,906	(48,737)
Cash, cash equivalents and restricted cash at beginning of period	97,381	224,947
Cash, cash equivalents and restricted cash at end of period	$115,287	$176,210
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$10,209	$384
Interest expense paid in cash	$6,284	$5,488
Additions of intangible assets included within accounts payable and other accrued liabilities	$—	$5,000
Additions of property and equipment included within accounts payable and other accrued liabilities	$1,499	$58
Offering costs included within accounts payable and other accrued liabilities	$—	$18
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business
Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023, after receiving United States (“U.S.”) Food and Drug Administration (“FDA”) approval in July 2023.
Follow-On Public Offerings
In November 2023, the Company filed a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (“SEC”) on November 21, 2023, (the “2023 Shelf Registration Statement”), which replaced the 2021 Shelf Registration Statement and permits the Company to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the “2024 Shelf Registration Statement”). In March 2024, the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of September 30, 2025, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed in March 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
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
Open Market Sales Agreement
As part of the 2023 Shelf Registration Statement, the Company concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of common stock pursuant to an Open Market Sale Agreement (the “2023 ATM Prospectus”) with Jefferies LLC (“Jefferies”), which replaced the November 1, 2021 Open Market Sale AgreementTM (the “2021 ATM Prospectus”). Under the terms of the 2023 ATM Prospectus, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. In December 2023, the Company sold 1,000,000 shares of common stock under the 2023 ATM Prospectus for net proceeds of $19.2 million, after deducting broker commissions and offering-related expenses.
During the three and nine months ended September 30, 2025 and 2024, there were no sales of the Company's common stock pursuant to the 2023 ATM Prospectus.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Liquidity

The Company has a limited operating history, limited history of product sales and has accumulated losses and negative cash flows from operations since inception. The Company has funded its inception-to-date operations through the Initial Public Offering (“IPO”), subsequent follow-on public offerings, and the 2023 ATM Prospectus, as well as from proceeds from product sales, the development and license agreement (the “China Out-License”), and draws on the current loan and security agreement (the “2024 Credit Facility”) with Pharmakon Advisors, LP (“Pharmakon”) and the previous loan and security agreement with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) (collectively the “Credit Facilities”). The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements and other liquidity needs for at least 12 months from the issuance date of the accompanying Condensed Financial Statements that have been prepared on a going-concern basis.
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
The interim Condensed Balance Sheet as of September 30, 2025, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information.
The financial data and other information disclosed in these notes related to the three and nine month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other interim or annual period.
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
The Company’s Condensed Financial Statements as of and for the three and nine months ended September 30, 2025, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.
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
Restricted Cash
As of September 30, 2025 and December 31, 2024, the Company held $2.6 million of restricted cash as collateral for a letter of credit related to the Company's new office space lease that was executed in December 2024 (see Note 8). The restricted cash will be held for longer than one year and is reported in non-current assets on the accompanying Condensed Balance Sheets.
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
Marketable securities are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within the accompanying Condensed Statements of Stockholders’ Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses as well as credit losses, if any, on marketable securities identified on a specific identification basis are included in other income (expense) in the accompanying Condensed Statements of Operations and Comprehensive Loss. The Company evaluates the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other-than-temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Condensed Statements of Operations and Comprehensive Loss.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company holds a preferred stock investment in a privately-held eye care company which does not meet the criteria for in-substance common stock. This preferred stock investment is included in long-term investments in the accompanying Condensed Balance Sheets given the Company's intent to hold these securities for longer than one year. In accordance with the measurement alternative under the Accounting Standards Codification 321, Investments— Equity Securities, at each subsequent reporting period the Company records its preferred stock investment at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings at each subsequent reporting period. In addition, at each subsequent reporting period the Company will assess for possible impairment indicators. If the Company determines that the preferred stock fair value is less than its carrying value, it will recognize an impairment loss through other income (expense) on the Condensed Statements of Operations and Comprehensive Loss. As of September 30, 2025 and December 31, 2024, there have been no observable transactions or impairment indicators that resulted in a change to the fair value of the Company's preferred stock investment.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company's customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three and nine months ended September 30, 2025 and 2024.
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
The Company's variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU assets and lease liabilities amounts presented in the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
accompanying Condensed Balance Sheets. The current and non-current portion of the operating lease liability are included in accounts payable and other accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Balance Sheets. Rent expense is allocated to research and development and general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.
Concentration Risk
Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains cash held on deposit at financial institutions in the U.S. These deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) in an amount up to $250,000 for any depositor. To the extent the Company holds cash deposits in amounts that exceed the FDIC insurance limitation, it may incur a loss in the event of a failure of any of the financial institutions where it maintains deposits. The Company invests its excess cash in highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty.
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
Major Customers
The Company periodically enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. For the three and nine months ended September 30, 2025, the Company's two largest customers each individually accounted for more than 10% of total gross product sales, which on a combined basis accounted for 77.1% and 74.9% of total gross product sales for the respective periods. For each of the three and nine months ended September 30, 2024, the Company's three and four largest customers each individually accounted for more than 10% of total gross product sales, which on a combined basis accounted for 74.3% and 82.3% of total gross product sales for the respective periods.
As of September 30, 2025 and December 31, 2024, respectively, the Company's two largest customers each exceeded 10% of gross accounts receivable, which on a combined basis accounted for approximately 74.5% and 69.0% of the accounts receivable balance for the respective periods. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory discount rates, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any revenue related to material changes in product sales, net related to amounts included in accrued liabilities at the beginning of the period.
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
License fees and collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss have historically been related to the China Out-License that allows the third-party licensee to market the Company's TP-03 product candidate (representing functional intellectual property) in the People's Republic of China, Hong Kong, Macau, and Taiwan (the “China Territory”) — see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
The China Out-License included the following forms of consideration: (i) non-refundable upfront license payment; (ii) equity-based consideration; (iii) sales-based royalties; (iv) sales-based threshold milestones; (v) one-time payment for executing a drug supply agreement; (vi) development milestone payments; (vii) regulatory milestone payments and the issuance of a related patent; and (viii) a one-time termination payment to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and Meibomian Gland Disease (“MGD”) to Xi An Grand Chang An Pharmaceutical Co., Ltd. (“GrandPharma”). Revenue is recognized in proportion to the allocated transaction price when (or as) the respective performance obligation is satisfied. The Company evaluates the progress related to each milestone at each reporting period and, if necessary, adjusts the probability of achievement and related revenue recognition. The measure of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
progress, and thereby periods over which revenue is recognized, is subject to estimates by management and may change over the course of the agreement.
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
Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including the costs of salaries, payroll taxes, employee benefit and other personnel-related costs (including stock-based compensation expense), license fees, materials, clinical trial site insurance, supplies and the cost of services provided by outside contractors to conduct nonclinical studies, clinical trials and contract manufacturing activities. All costs associated with research and development are expensed as incurred. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company's objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. The clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from contract research organizations (“CROs”), contract manufacturers and other third-party vendors. Although estimates are expected to be materially consistent with actual amounts incurred, the Company's understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in changes in estimates in any particular period. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.
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
Expected Term — The Company’s expected term represents the period that the Company’s stock option awards are expected to be outstanding. Management estimates the expected term of awarded stock options utilizing the simplified method to determine the expected term since the Company does not have sufficient exercise history. The simplified method results in an expected term of 6.25 years based on the mid-point between the vesting date and the end of the contractual term.
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
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and is effective for the Company beginning with its Annual Report on Form 10-K for the year ending in 2025. The Company is currently evaluating the impact of ASU 2023-09 on the income tax disclosures within the consolidated financial statements but does not expect a material impact upon adoption. The Company anticipates that the adoption of ASU 2023-09 will expand its income tax footnote disclosures, including a more detailed effective tax rate reconciliation.
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The standard is effective for the Company beginning with its Annual Report on Form 10-K for the year ending 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on its financial statements.
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$112,724	$—	$—	$112,724
U.S. Treasury securities	143,566	—	—	143,566
Commercial paper	—	58,968	—	58,968
Corporate debt securities	—	72,114	—	72,114
Government-related debt securities	—	14,465	—	14,465
Total assets measured at fair value	$256,290	$145,547	$—	$401,837
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	103,314	—	—	103,314
Commercial paper	—	21,795	—	21,795
Corporate debt securities	—	46,644	—	46,644
Government-related debt securities	—	29,801	—	29,801
Total assets measured at fair value	$193,136	$98,240	$—	$291,376
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
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	September 30, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$112,724	$—	$—	$112,724
Total cash equivalents	$112,724	$—	$—	$112,724

Marketable securities:
U.S. Treasury securities	$143,422	$146	$(2)	$143,566
Commercial paper	58,951	27	(10)	58,968
Corporate debt securities	71,959	157	(2)	72,114
Government-related debt securities	14,492	3	(30)	14,465
Total marketable securities	$288,824	$333	$(44)	$289,113
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2024
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$89,822	$—	$—	$89,822
U.S. Treasury securities	4,996	1	—	4,997
Total cash equivalents	$94,818	$1	$—	$94,819

Marketable securities:
U.S. Treasury securities	$98,247	$72	$(2)	$98,317
Commercial paper	21,757	38	—	21,795
Corporate debt securities	46,570	84	(10)	46,644
Government-related debt securities	29,805	12	(16)	29,801
Total marketable securities	$196,379	$206	$(28)	$196,557
(1) This balance includes cash requirements settled on a nightly basis.
As of September 30, 2025 and December 31, 2024, a majority of the Company's debt securities had a maturity of 12 months or less. As of September 30, 2025, twenty-nine securities had a contractual maturity between one and two years, with an estimated fair market value of $67.9 million and amortized cost of $67.7 million. As of December 31, 2024, eight debt securities had a maturity between one and two years, with an estimated fair market value of $19.0 million and amortized cost of $19.0 million.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
As of September 30, 2025 and December 31, 2024, the Company had sixteen and ten available-for-sale positions of debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of September 30, 2025 and December 31, 2024, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	September 30, 2025	December 31, 2024
Current assets:
Work in progress	$1,001	$614
Finished goods	2,835	2,006
Inventory	3,836	2,620
Non-current assets:
Raw materials	2,532	2,533
Inventory, non-current	2,532	2,533
Total inventory	$6,368	$5,153
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$1,625	$1,598
Office equipment	1,127	1,127
Laboratory equipment	513	167
Leasehold improvements	3,882	794
Manufacturing equipment	1,228	604
Property and equipment, at cost	8,375	4,290
(Less): Accumulated depreciation	(2,629)	(1,976)
Property and equipment, net	$5,746	$2,314
Depreciation expense for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $0.7 million and $0.5 million, respectively. There were no impairments recognized during the three and nine months ended September 30, 2025 and 2024.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Intangible Assets
Intangible assets, net consists of the following:

	September 30, 2025	December 31, 2024
Intangible assets, gross	$9,000	$9,000
(Less): Accumulated amortization	(1,394)	(674)
Intangible assets, net	$7,606	$8,326
Intangible assets are amortized to cost of sales over the remaining useful life of 7.9 years as of September 30, 2025, with an initial useful life of 10 years from the date of first commercial sale (see Note 8). Amortization expense for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $0.7 million and $0.3 million, respectively.
As of September 30, 2025, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2025 (remaining three months)	$240
2026	961
2027	961
2028	961
2029	961
Thereafter	3,522
Total future amortization	$7,606
There have been no impairments of intangible assets for the three and nine months ended September 30, 2025 and 2024.
Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consists of the following:

	September 30, 2025	December 31, 2024
Trade accounts payable and other	$40,642	$27,739
Accrued product sales deductions	56,345	33,122
Accrued royalty payable	6,431	3,320
Operating lease liability, current	80	608
Accounts payable and other accrued liabilities	$103,498	$64,789
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of September 30, 2025 and December 31, 2024, the Company had 42,447,882 and 38,349,826 shares of common stock issued and outstanding, respectively, excluding 312,500 of pre-funded warrants that remained exercisable at period end and are reserved for future issuance. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company's Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company's total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan (“ESPP”) are summarized below:

	September 30, 2025	December 31, 2024
Pre-funded warrants to purchase common stock	312,500	312,500
Equity award plans:
Common stock awards reserved for future issuance under 2020 and 2016 Equity Incentive Plans	7,113,093	7,204,677
Common stock awards reserved for future issuance under the 2020 Employee Stock Purchase Plan	2,832,929	2,765,942
Stock options issued and outstanding (unvested and vested) under 2020 and 2016 Equity Incentive Plans	5,249,730	5,007,908
Restricted stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	1,748,511	1,915,281
Performance stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	714,806	—
Total shares of common stock reserved	17,971,569	17,206,308
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, performance stock units, and the ESPP was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$204	$142	$509	$467
Research and development	2,958	1,709	6,383	5,040
Selling, general and administrative	9,081	5,564	20,514	14,908
Total stock-based compensation	$12,243	$7,415	$27,406	$20,415
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average risk-free interest rate	3.94%	4.15%	4.12%	4.10%
Weighted average volatility	67.04%	70.20%	68.21%	71.10%
Weighted-average grant-date fair value per stock option	$43.01	$25.82	$44.58	$34.66

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock Option Activity
Stock option activity for the period presented is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding — December 31, 2024	5,007,908	19.29	6.91	180,669
Granted	556,965	44.58
Exercised	(262,316)	20.06
Forfeited	(52,827)	24.66
Outstanding — September 30, 2025	5,249,730	21.88	6.49	197,110
Exercisable — September 30, 2025	3,741,369	17.52	5.70	156,807
Unvested — September 30, 2025	1,508,361	32.71	8.47	40,303
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2025.
As of September 30, 2025, there was approximately $29.4 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.4 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2024	1,915,281	24.41
Granted	530,319	44.73
Vested	(573,403)	22.98
Forfeited	(123,686)	24.15
Outstanding — September 30, 2025	1,748,511	31.06
As of September 30, 2025, there was approximately $45.6 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.8 years.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Performance Stock Unit Activity
During the nine months ended September 30, 2025, the Company granted certain employees performance stock units. Performance stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2024	—	—
Granted	714,806	44.38
Outstanding — September 30, 2025	714,806	44.38
During the three months ended September 30, 2025, the Company began recognizing stock-based compensation expense related to a performance condition that was determined to be probable of achievement during the period. Based on the Company’s determination, as of September 30, 2025, there was approximately $14.9 million of unrecognized compensation expense related to unvested performance stock units. This expense is expected to be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2025 and 2024, and was $0.7 million and $0.7 million, respectively, for the nine months ended September 30, 2025 and 2024.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(12,585)	$(23,420)	$(58,045)	$(92,441)
Weighted-average shares outstanding — basic and diluted(1)	42,607,717	38,381,968	41,457,027	37,286,911
Net loss per share — basic and diluted	$(0.30)	$(0.61)	$(1.40)	$(2.48)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of September 30,
	2025	2024
Stock options, unexercised — vested and unvested	5,249,730	5,116,594
Restricted stock units — unvested	1,748,511	1,900,370
Total	6,998,241	7,016,964
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
The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (“CEO”). The CODM uses net loss, as reported in the accompanying Condensed Statements of Operations and Comprehensive Loss, to assess performance of the therapeutics segment and in deciding whether to allocate resources into the therapeutics segment or outside the segment, such as for acquisitions or new in-license agreements. The CODM uses net loss to regularly monitor budget versus actual results which are used in assessing performance of the segment and in establishing management’s compensation. The CODM does not review assets in evaluating the results of the therapeutics segment, and therefore, such information is not presented.
The following table provides the operating financial results of the therapeutics segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$118,697	$48,118	$299,692	$113,651
License fees and collaboration revenue	—	—	—	2,894
Total revenues	118,697	48,118	299,692	116,545

Operating expenses:
Cost of sales	8,309	3,242	19,757	7,900
Research and development	16,284	12,128	46,287	36,513
Selling and marketing	64,708	35,543	190,851	95,681
General and administrative	43,925	22,367	105,790	72,599
Total operating expenses	133,226	73,280	362,685	212,693
Loss from operations	(14,529)	(25,162)	(62,993)	(96,148)
Other reconciling items(1)	1,944	1,742	4,948	3,707
Net loss	$(12,585)	$(23,420)	$(58,045)	$(92,441)

Other segment disclosures:
Interest income	$4,114	$4,120	$11,797	$11,367
Interest expense	$(2,268)	$(2,445)	$(6,721)	$(5,537)
Depreciation and amortization expense	$460	$284	$1,373	$793
(1) Other reconciling items primarily includes interest income and interest expense. In the prior year periods, other reconciling items also included loss on debt extinguishment.
8. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of September 30, 2025, the Company had two active leases with combined square footage of 98,807 for office and laboratory suites in Irvine, California.
In December 2024, the Company entered into an agreement to terminate its former facility lease agreements (the “Former Lease”) and entered into a new lease agreement (the “Current Lease”), both with the same landlord, to relocate its corporate headquarters to another location in Irvine, California for a 10-year lease term. In September 2025, the Company gained access to the new facility, and commenced the Current Lease, but the Company’s headquarters have not yet been relocated. Construction is still in progress on the new facility and the Company plans to move in during 2026.
The Current Lease payments will begin in November 2025. The Current Lease base rent for the first year is $2.5 million and is subject to annual increases of 3% thereafter. Upon the Current Lease commencement date, the Company is

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
entitled to base rent abatement for the first five full calendar months for an aggregate amount of $0.7 million. The Current Lease provides a tenant improvement allowance, not to exceed $5.8 million, and to be applied to the construction costs of the premises. The tenant improvement allowance must be used within one year of the Current Lease commencement date otherwise it will be forfeited with no further obligation by the landlord. As of September 30, 2025, the Company has prepaid the first full month's rent and the landlord had not paid any of the tenant improvement allowance.
Upon the Current Lease execution, the Company provided the landlord a letter of credit for $2.6 million to serve as a security deposit. Provided that no defaults occur and the Company meets certain financial milestones for certain time periods, the security deposit can subsequently be reduced.
The components of total lease expense for the Company's lease agreements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$174	$218	$530	$616
Variable lease expense	155	126	404	347
Total lease expense	$329	$344	$934	$963
Other information related to the Company's lease agreements is as follows:

	September 30, 2025	December 31, 2024
Remaining lease term (years)	10.2	0.8
Discount rate	11.4%	11.0%
Cash paid for the Company's lease agreements was $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2025 and 2024, and was $0.6 million and $0.6 million, respectively, for the nine months ended September 30, 2025 and 2024.
The below table summarizes the (i) minimum lease payments for the remainder of the year and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments:

Amounts
2025 (remaining three months)	$80
2026	2,021
2027	2,625
2028	2,704
2029	2,783
Thereafter	18,275
Total future lease payments, undiscounted	28,488
(Less): Imputed interest	(12,417)
(Less): Tenant improvement allowance	(5,843)
Present value of operating lease payments	$10,228
Operating lease liability, current	80
Operating lease liability, non-current	10,148
Total operating lease liability	$10,228
In-License Agreements
Elanco In-License Agreement for Skin and Eye Disease or Conditions in Humans
In January 2019, the Company executed a license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 (the “Eye and Derm Elanco

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Agreement”). The Company has sole financial responsibility for related development, regulatory, and commercialization activities.
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
In August 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. and in September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in net product sales of XDEMVY. These respective milestone payments were recorded to intangible assets, net in the accompanying Condensed Balance Sheets as of September 30, 2025 and December 31, 2024.
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
In May 2025, Elanco sold and assigned its rights to receive certain future tiered royalties and commercial milestones under the Eye and Derm Elanco Agreement to an affiliate of Blackstone Private Credit Fund (“Blackstone”). Certain future payments under the Eye and Derm Elanco Agreement will be directed to Blackstone, with no modification to the Company’s obligations or the terms of the underlying agreement. The Company and Elanco amended the Eye and Derm Elanco Agreement to make certain conforming changes.
In addition, the Company is obligated to pay tiered contractual royalties in the mid to high single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. The Company's accrued royalties payable are recorded to cost of sales in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, and accounts payable and other accrued liabilities in the accompanying Condensed Balance Sheets as of September 30, 2025 and December 31, 2024. Royalty expense for the three months ended September 30, 2025 and 2024, was $6.4 million and $2.4 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $15.5 million and $5.7 million, respectively.
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
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses (the “In-License Agreement”). The

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Company made an upfront payment of $2.5 million upon contract execution in October 2024, which was recorded to research and development expense in the Statements of Operations for the year ended December 31, 2024. As of September 30, 2025, the Company is obligated to make potential future cash payments under the In-License Agreement of $3.0 million upon the achievement of an event-based development milestone and up to $102.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed from the compound, developed, manufactured, and commercialized via the In-License Agreement, will also be subject to incremental royalty rates in the range of mid-to-high single digits.
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
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share - see Note 3). In March 2024, the Company executed an agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for Demodex blepharitis and MGD from LianBio to GrandPharma (“the Novation Agreement”) and, upon execution of the Novation Agreement, the China Out-License with LianBio was assigned to GrandPharma with a one-time payment of $2.5 million (the “Termination Payment”) made to the Company from LianBio in April 2024. This Termination Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into a warrant termination agreement (the “Warrant Termination Agreement”) for a total cancellation payment of $0.4 million (the “Warrant Cancellation Payment”). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024.
Through September 30, 2025, the Company received aggregate payments from LianBio totaling $86.1 million, comprised of (i) $15.0 million of initial consideration, (ii) $67.5 million for the achievement of specified milestones, (iii) $2.5 million upon execution of the Novation Agreement, (iv) $0.4 million upon execution of the Warrant Termination Agreement, and (v) $0.7 million related to a special cash dividend.
As of September 30, 2025 the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2025.
10. CREDIT FACILITY AGREEMENTS
In April 2024, the Company executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of the Company's presently existing and subsequently acquired assets. Upon execution, the Company made a $75.0 million draw from the initial tranche of the 2024 Credit Facility, a portion of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
which was utilized to repay all outstanding indebtedness on the Credit Facility with Hercules and SVB (the “2022 Credit Facility”), resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones which have been met. The Company did not draw on the first or second additional tranche of $25.0 million and $50.0 million, respectively, each of which expired on December 31, 2024 and June 30, 2025. The one remaining $50.0 million tranche may be requested at the Company's option on or prior to December 31, 2025.
Under the 2024 Credit Facility, the outstanding principal draws accrue interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. At the extinguishment date of the 2022 Credit Facility, the outstanding principal was accruing interest at the aggregate cap of 11.45%.
The Company was required to pay a specified fee upon the earlier of (i) February 2, 2027 or (ii) the date the Company prepays, in full or in part, the outstanding principal balance of the 2022 Credit Facility (“End of Term Charge”). Upon the signing of the 2024 Credit Facility, the End of Term Charge of $1.4 million was paid in full in April 2024, which was derived by multiplying 4.75% by the $30.0 million outstanding principal balance. Prior to being paid, the End of Term Charge was accreted to interest expense over the expected maturity date. The Company recognized a loss on debt extinguishment of $1.9 million in the Statement of Operations and Comprehensive Loss for the year ended December 31, 2024.
As of September 30, 2025 and 2024, the effective interest rates for the full term of the Credit Facilities was 12.30% and 13.37%, respectively. The Company recognized interest expense in the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the Credit Facilities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense for long-term debt	$2,116	$2,316	$6,284	$5,193
Accretion of end of term charge	—	—	—	80
Amortization of debt issuance costs	152	129	437	264
Total interest expense	$2,268	$2,445	$6,721	$5,537
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

	September 30, 2025	December 31, 2024
Long-term debt, gross	$75,000	$75,000
Debt issuance costs	(3,523)	(3,523)
Accumulated amortization of debt issuance costs	804	368
Long-term debt, net	$72,281	$71,845
11. RELATED PARTY TRANSACTIONS
Equity Investment in Privately-Held Eye Care Company
In April 2024, the Company participated in an equity financing round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement, the Company purchased $3.0 million of preferred stock, which is a small minority equity interest of this private company. Drs. Azamian (the Company's CEO and Chair of the Board) and Link (a member of the Company's Board of Directors) are board members of this private company.

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
•our estimates of the number of patients in the United States (“U.S.”) or globally, as applicable, who suffer from Demodex blepharitis, ocular rosacea, Lyme disease and malaria and the number of patients that will enroll in our clinical trials;
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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our initial public offering (“IPO”), our subsequent follow-on public offerings in May 2022 (the “May 2022 Public Offering”), August 2023 (the “August 2023 Public Offering”), March 2024 (the “March 2024 Public Offering”), and March 2025 (the “March 2025 Public Offering”, collectively the “Follow-On Public Offerings”), as well as proceeds from our sales agreement prospectus (the “2023 ATM Prospectus”), and drawdowns from our loan and security agreement (the “2024 Credit Facility”) with funds associated with Pharmakon Advisors, LP (“Pharmakon”).
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, advancements, discoveries, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
References in this Quarterly Report on Form 10-Q to the terms, “Tarsus,” the “Company,” “we,” “our,” and “us” refer to Tarsus Pharmaceuticals, Inc., unless the context otherwise indicates.
Overview
Our Business
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. We launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023 after receiving U.S. Food and Drug Administration (“FDA”) approval in July 2023. Demodex blepharitis is caused by the infestation of Demodex mites. Blepharitis (“Blephar” is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis.

XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.
XDEMVY targets and eradicates the root cause of Demodex blepharitis — Demodex mite infestation. The active pharmaceutical ingredient (“API”) of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride (“GABA-Cl”) channels with no GABA-Cl inhibition in humans.
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed clinical trials in Demodex blepharitis patients with Meibomian Gland Disease (“MGD”) including the Ersa clinical trial involving XDEMVY (the “Ersa Trial”), and the Rhea clinical trial involving an XDEMVY vehicle (the “Rhea Trial”), all of which met their primary, secondary, and/or certain exploratory endpoints, with the drug well tolerated throughout each trial.
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
Recent Business and Clinical Highlights
XDEMVY:
•XDEMVY is continuing on a strong growth trajectory. During the third quarter of 2025, the Company:
◦Recognized $118.7 million in net product sales, an increase of approximately 147% year over year.
◦Delivered more than 103,000 bottles of XDEMVY to patients.
◦Obtained broad, high quality coverage, with more than 90% of commercial, Medicare and Medicaid lives covered leading to a gross-to-net discount of 44.7%.
•We are two years into launch and believe we are fundamentally changing how eye care professionals (“ECPs”) diagnose and treat Demodex blepharitis.
◦More than 20,000 ECPs have written multiple prescriptions reflecting growing confidence and the consistent integration of XDEMVY into clinical practice.
◦At the end of the third quarter of 2025, the number of ECPs prescribing more than one bottle per week increased by approximately 30% compared to the second quarter of 2025.
TP-03 Demodex blepharitis in patients with MGD, Ersa and Rhea Trials:
In December 2023, we announced positive topline results of the Ersa Trial evaluating XDEMVY administered twice daily (“BID”) or three times a day (“TID”) for 6 weeks and 12 weeks for the treatment of MGD in patients with Demodex mites. XDEMVY demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; and the number of glands secreting normal or clear liquid. In November 2024, additional positive data was presented from the Ersa Trial as well as data from the Rhea Trial, a pilot study evaluating XDEMVY vehicle for the treatment of MGD in patients with Demodex mites, at the American Academy of Optometry (“AAOpt”) Annual Meeting 2024, and in April 2025 at the American Society of Cataract and Refractive Surgery (“ASCRS”) Annual Meeting 2025. The Rhea Trial enrolled a similar patient population as the Ersa Trial, and evaluated the same outcomes, with the same dosing regimens, except the Rhea Trial participants received XDEMVY vehicle. Both the Ersa and Rhea Trials also assessed patient reported outcomes for some of the most commonly reported patient symptoms in Demodex blepharitis and MGD, namely fluctuating vision, itching, redness, and burning.

The presentations, which combined the Ersa and Rhea Trials data in a pooled analysis, demonstrated that XDEMVY provided statistically significant and clinically meaningful improvements of the meibomian glands from baseline and when compared to vehicle, including at least three times more glands secreting normal or clear liquid in patients treated with XDEMVY compared to vehicle at day 43. These improvements were shown across three objective measures of MGD: i)

the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; ii) the number of glands secreting normal or clear liquid; and iii) the number of glands yielding any liquid. Improvements were also demonstrated across certain patient reported outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea Trials, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these trials, plus the FDA’s feedback that these patients are already covered under XDEMVY’s label for the treatment of Demodex blepharitis, our medical affairs team is continuing to move forward with sharing this data with ECPs.
TP-04 Rosacea, Galatea Trial:
In February 2024, we announced positive topline results from the Galatea trial, a Phase 2a trial evaluating TP-04, an investigational sterile aqueous gel formulation of lotilaner, for the treatment of rosacea (the “Galatea Trial”). The positive topline results demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator's Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. After review of this data with the FDA and key opinion leaders, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea, a highly prevalent and underserved eye disease with no FDA-approved therapy. In January 2025, we announced plans to initiate a Phase 2 study for the potential treatment of ocular rosacea in the second half of 2025, which we expect to initiate in December 2025, with topline results expected by year-end 2026.
TP-05 Lyme Disease, Carpo Trial:
We believe TP-05 is currently the only on-demand, oral tablet in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
In February 2024, we announced positive topline results from the Carpo trial, which demonstrated statistical significance in the mortality of ticks compared to vehicle (p<0.001), regardless of treatment arm, and was well tolerated (the “Carpo Trial”). The Carpo Trial was designed to evaluate TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans. The Carpo Trial evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05.
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
Additional Potential Growth Drivers in 2025 and Beyond:
We believe we are on track for potential European regulatory submission expected in 2026, and approval expected in 2027, for a preservative-free formulation of XDEMVY for the potential treatment of Demodex blepharitis.
Communications with regulatory authorities in Japan are ongoing to help determine a regulatory path forward for Demodex blepharitis. The Elara prevalence study showed high prevalence and significant impact of Demodex blepharitis in Japan, consistent with U.S. findings.
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
To date, we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our IPO, our subsequent Follow-On Public Offerings and our 2023 ATM

Prospectus, as well as proceeds from net product sales, our China Out-License, and drawdowns from the 2024 Credit Facility and the previous loan and security agreement with Hercules Capital, Inc. and Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the “2022 Credit Facility”, and collectively the “Credit Facilities”).
We have incurred significant net operating losses (“NOLs”) in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $12.6 million and $23.4 million for the three months ended September 30, 2025 and 2024, respectively, and $58.0 million and $92.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
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
We expect to finance our operations through existing capital balances, revenue from product sales, public equity or debt financings, or collaborations, strategic alliances, or licensing arrangements with third parties. Adequate funding may not be available to us when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital or enter into such agreements as and when needed, we could be forced to significantly delay, scale back, or discontinue our product development and/or commercialization plans, which would negatively and adversely affect our financial condition.
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
As of September 30, 2025, our aggregate cash, cash equivalents and marketable securities was $401.8 million – see the section below titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Components of our Results of Operations
Comparison of the Three Months Ended

	Three Months Ended September 30,		Change
	2025	2024
	(in thousands)
Revenues:
Product sales, net	$118,697	$48,118	$70,579
Total revenues	118,697	48,118	70,579

Operating expenses:
Cost of sales	8,309	3,242	5,067
Research and development	16,284	12,128	4,156
Selling, general and administrative	108,633	57,910	50,723
Total operating expenses	133,226	73,280	59,946
Loss from operations before other income (expense)	(14,529)	(25,162)	10,633

Other income (expense):
Interest income	4,114	4,120	(6)
Interest expense	(2,268)	(2,445)	177
Other income (expense), net	98	67	31
Total other income (expense), net	1,944	1,742	202
Net loss	$(12,585)	$(23,420)	$10,835
Product Sales, Net
During the three months ended September 30, 2025 and 2024, we recognized revenue of $118.7 million and $48.1 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments primarily driven by approximately 103,000 bottles of XDEMVY delivered to patients compared to approximately 41,400 bottles delivered to patients in the prior year period.
Cost of Sales
For the three months ended September 30, 2025 and 2024, we recognized $8.3 million and $3.2 million, respectively, in cost of sales for XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.
Research and Development Expenses

	Three Months Ended September 30,		Change
	2025	2024
	(in thousands)
Direct external expenses:
TP-03 program	$3,405	$3,227	$178
TP-04 program	1,075	322	753
TP-05 program	210	969	(759)
Other early-stage programs	738	34	704
Indirect expenses:
Compensation and personnel-related	9,604	6,718	2,886
Other	1,252	858	394
Total research and development expenses	$16,284	$12,128	$4,156
Research and development expenses increased by $4.2 million for the three months ended September 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $0.8 million of increased TP-04 program expenses, (ii) $2.9 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $1.2 million) related to employee additions to drive our product development initiatives, (iii) $0.7 million of increased early-stage programs, and (iv) $0.4 million of increased other indirect expenses. These increases were partially offset by $0.8 million of decreased TP-05 program expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $50.7 million for the three months ended September 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $7.4 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $3.5 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, (ii) $26.1 million of increased commercial and marketing costs, including direct-to-consumer (“DTC”) advertising costs, as we continued our commercial expansion of XDEMVY and (iii) $17.2 million of increased variable costs including certain patient assistance programs, fees related to increased bottles dispensed, information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses increased in 2025 due to further growth and expansion of our commercial activities for XDEMVY and other corporate initiatives.
Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2025 increased by $0.2 million primarily due to interest expense related to the 2024 Credit Facility.
Income Taxes
In July 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted in the U.S, which contains a broad range of tax reform provisions affecting businesses. We evaluated the impact of the OBBB Act on our financial position and it did not have a material impact on our effective tax rate or cash flows during the three months ended September 30, 2025.

Comparison of the Nine Months Ended

	Nine Months Ended September 30,			Change
	2025	2024
	(in thousands)
Revenues:
Product sales, net	$299,692	$113,651		$186,041
License fees and collaboration revenue	—	2,894		(2,894)
Total revenues	299,692	116,545		183,147

Operating expenses:
Cost of sales	19,757	7,900		11,857
Research and development	46,287	36,513		9,774
Selling, general and administrative	296,641	168,280		128,361
Total operating expenses	362,685	212,693		149,992
Loss from operations before other income (expense)	(62,993)	(96,148)		33,155

Other income (expense):
Interest income	11,797	11,367		430
Interest expense	(6,721)	(5,537)		(1,184)
Loss on debt extinguishment	—	(1,944)	0	1,944
Other income (expense), net	(128)	(179)		51
Total other income, net	4,948	3,707		1,241
Net loss	$(58,045)	$(92,441)		$34,396
Product Sales, Net
During the nine months ended September 30, 2025 and 2024, we recognized revenue of $299.7 million and $113.7 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments primarily driven by approximately 266,000 bottles of XDEMVY delivered to patients, compared to approximately 104,400 bottles delivered to patients in the prior year period.
License Fees and Collaboration Revenue
During the nine months ended September 30, 2025, we did not recognize any license fees and collaboration revenue. During the nine months ended September 30, 2024, we recognized $2.9 million of license fees and collaboration revenue including (i) $2.5 million for a termination payment related to the Novation Agreement, and (ii) $0.4 million for a warrant termination payment (see Note 9).
Cost of Sales
For the nine months ended September 30, 2025 and 2024, we recognized $19.8 million and $7.9 million, respectively, in cost of sales of XDEMVY. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2025	2024
	(in thousands)
Direct external expenses:
TP-03 program	$10,225	$10,716	$(491)
TP-04 program	3,065	997	2,068
TP-05 program	1,417	1,969	(552)
Other early-stage programs	3,016	394	2,622
Indirect expenses:
Compensation and personnel-related	25,280	20,144	5,136
Other	3,284	2,293	991
Total research and development expenses	$46,287	$36,513	$9,774
Research and development expenses increased by $9.8 million for the nine months ended September 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $5.1 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $1.3 million) for employee additions to drive our product development initiatives, (ii) $1.0 million of increased other indirect expenses, (iii) $2.6 million of increased early-stage programs, and (iv) $2.1 million of increased TP-04 program expenses. These increases were partially offset by $0.6 million of decreased TP-05 program expenses and $0.5 million of decreased TP-03 program expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $128.4 million for the nine months ended September 30, 2025, as compared to the prior year period. The increase was primarily due to (i) $24.0 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $5.6 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY, (ii) $81.5 million of increased commercial and marketing costs, including DTC advertising costs, as we continued our commercial expansion for the commercial launch of XDEMVY, and (iii) $22.9 million of increased variable costs including certain patient assistance programs, fees related to increased bottles dispensed, information technology applications, legal, professional and other corporate expenses. Our field sales headcount and associated vendor expenses increased during 2025 due to further growth and expansion of our commercial activities for XDEMVY and other corporate initiatives.
Other Income (Expense), Net
Other income (expense), net increased by $1.2 million primarily due to a $1.9 million loss on debt extinguishment related to the 2022 Credit Facility (see Note 10), which was recognized in the prior year period and $0.4 million of increased interest income earned on our cash, cash equivalents and marketable securities, partially offset by $1.2 million of increased interest expense related to the Credit Facilities.
Income Taxes
In July 2025, the OBBB Act was enacted in the U.S, which contains a broad range of tax reform provisions affecting businesses. We evaluated the potential impact of the OBBB Act on our financial position and it did not have a material impact on our effective tax rate or cash flows during the nine months ended September 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, the China Out-License, and drawdowns from our Credit Facilities. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $401.8 million.

Follow-On Public Offerings
In February 2024, we filed an automatic shelf registration statement on Form S-3 ASR (the “2024 Shelf Registration Statement”). In March 2024, we completed the March 2024 Public Offering. The 2024 Public Offering was an underwritten follow-on public offering under the 2024 Shelf Registration Statement, pursuant to which we sold 2,812,500 shares of our common stock, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock. The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. We also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of our common stock at the public offering price of $32.00 per share, which the underwriters exercised in full in March 2024. We received $107.7 million of aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
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
As of September 30, 2025 we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones and one-time payments of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestones of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
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
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $418.3 million and $360.2 million as of September 30, 2025 and December 31, 2024, respectively.

We believe our cash, cash equivalents and marketable securities of $401.8 million as of September 30, 2025, is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. We have additional availability from our 2024 Credit Facility of $50.0 million contingent on reaching certain sales milestones. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
Shelf Registration Statements
In February 2024, we filed the 2024 Shelf Registration Statement, which permits us to offer and sell from time to time, in one or more series of issuances and on terms that we will determine at the time of the offering, our common stock, preferred stock, debt securities, warrants, units or any combination of such securities.
In November 2023, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 21, 2023, (the “2023 Shelf Registration Statement”), and as part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies. The 2023 ATM Prospectus covers the sale of up to $100.0 million of our common stock pursuant to an Open Market Sales AgreementTM we entered into with Jefferies in 2021 (the “ATM Sales Agreement”). Under the terms of the 2023 ATM Prospectus and ATM Sales Agreement, Jefferies will act as the Company's sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold. In December 2023, we sold 1,000,000 shares of our common stock under the 2023 ATM Prospectus for $20.00 per share and received net proceeds of $19.2 million, after deducting broker commission and offering-related expenses. We have not sold any shares of our common stock under the 2023 ATM Prospectus during the nine months ended September 30, 2025 and 2024.
Other Liquidity Risks
While we have generated revenue from the launch of XDEMVY, we expect to incur significant operating losses for the foreseeable future, and for these losses to further increase, as we expand our clinical development programs for our other product candidates and continue to commercialize XDEMVY. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,781)	$(60,845)
Investing activities	(91,389)	(139,621)
Financing activities	141,076	151,729
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,906	$(48,737)
Net Cash Used in Operating Activities
Net cash used in operating activities was $31.8 million for the nine months ended September 30, 2025, which primarily consisted of a net loss of $58.0 million, partially offset by net increases in operating assets and liabilities of $1.1 million and non-cash and other charges of $25.2 million. The increase in net operating assets and liabilities was primarily due to cash increases in accounts payable and other accrued liabilities of $37.4 million, partially offset by cash decreases including accounts receivable of $25.9 million, prepaid expenses of $6.5 million, accrued payroll and benefits of $2.3 million and inventories of $1.2 million. The increase in net non-cash and other charges was primarily related to stock-based compensation expense of $27.4 million and amortization of intangible assets and depreciation of property, plant and equipment totaling $1.4 million, partially offset by net amortization/accretion of marketable securities of $4.6 million.

Net cash used in operating activities was $60.8 million for the nine months ended September 30, 2024, which primarily consisted of a net loss of $92.4 million, partially offset by net increases in non-cash and other charges of $22.0 million and net operating assets and liabilities of $9.6 million. The increase in net non-cash and other charges was primarily related to stock-based compensation expense of $20.4 million and a loss on debt extinguishment of $1.9 million. The increase in net operating assets and liabilities was primarily due to cash increases in accounts payable and other accrued liabilities of $25.3 million and prepaid expenses of $0.7 million, partially offset by cash decreases including $12.5 million of accounts receivable, $1.9 million of accrued payroll and benefits, and $2.3 million of inventory.
Net Cash Used in Investing Activities
Net cash used in investing activities was $91.4 million for the nine months ended September 30, 2025, and related to $357.6 million of purchased marketable securities and $3.5 million of purchased property, plant and equipment. These cash decreases were partially offset by $269.7 million of proceeds from maturities of marketable securities.
Net cash used in investing activities was $139.6 million for the nine months ended September 30, 2024, and related to $172.7 million of purchased marketable securities, $3.0 million of purchased long-term investments, and $1.5 million of purchased property, plant and equipment. These cash decreases were partially offset by $37.5 million of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $141.1 million for the nine months ended September 30, 2025, and related to $134.8 million of net proceeds from the issuance of common stock in the March 2025 Public Offering, $5.2 million of proceeds from employee stock option exercises and $1.1 million of proceeds from the issuance of common stock for our employee stock purchase plan (“ESPP”).
Net cash provided by financing activities was $151.7 million for the nine months ended September 30, 2024, and primarily related to (i) $98.3 million of net proceeds from the issuance of common stock in the March 2024 Public Offering, (ii) $9.4 million of net proceeds from the issuance of pre-funded warrants in the March 2024 Public Offering, (iii) $75.0 million of proceeds from an initial draw against our 2024 Credit Facility, (iv) $3.3 million of proceeds from employee stock option exercises, and (v) $1.1 million of proceeds from the issuance of common stock for our ESPP. These increases to cash were partially offset by $31.9 million of debt extinguishment payments on the 2022 Credit Facility, and $3.5 million of cash paid for loan issuance costs on the 2024 Credit Facility.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management's discussion and analysis of financial condition and results of operations is based on our Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these Condensed Financial Statements, as well as the reported revenue earned and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2024.
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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the three and nine months ended September 30, 2025.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $401.8 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of September 30, 2025, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three and nine months ended September 30, 2025.
Inflation, interest rate changes, and foreign currency exchange rate fluctuations did not have a significant impact on our results of operations for any periods presented herein. However, with further inflationary pressures, certain significant increased costs could have an adverse impact on the results of our operations.
Item 4. Controls and Procedures
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is processed, recorded, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. These disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We have one product, XDEMVY®, formerly known as TP-03, which obtained Food and Drug Administration (“FDA”) approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our Company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our Open Market Sale AgreementTM (the “2023 ATM Prospectus”), as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities (as defined below). For the three months ended September 30, 2025 and 2024 our net losses were $12.6 million and $23.4 million, respectively, and for the nine months ended September 30, 2025 and 2024, our net losses were $58.0 million and $92.4 million, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $418.3 million and $360.2 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses over the next several years and for the foreseeable future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses, which may never occur. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our accumulated deficit and working capital.
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

Our information technology systems, or those of our third-party contract research organizations (“CROs”) or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of XDEMVY and our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, contract manufacturing organizations (“CMOs”), and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between Russia and Ukraine, conflict in the Middle East, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine and conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the commercial operations of XDEMVY and further development of our product candidates could be delayed.
While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology and cybersecurity will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. Our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our commercial operations of XDEMVY and further development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including private lawsuits or class actions under the California Consumer Privacy Act (“CCPA”), which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
We maintain specific coverage to mitigate losses associated with certain cybersecurity incidents that impact our or our third parties’ systems, networks, and technologies. However, such coverage may not be adequate to cover any liabilities that we incur.
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
We may experience disruptions that could severely impact our business, preclinical studies, and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, including receiving any required investigational new drug (“IND”);
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
We received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the U.S. and began generating revenue from product sales during the third quarter of 2023. Our ability to become and remain profitable is heavily dependent on our ability to continue to generate revenue from XDEMVY. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure and maintain adequate healthcare coverage and the acceptance of XDEMVY by patients, Eye Care Professionals (“ECPs”) and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.
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
•commercial acceptance of XDEMVY and any of our other product candidates by patients, the medical community and third-party payers, including our direct-to-consumer (“DTC”) television advertising campaign;
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
•we may be required to create and implement a Risk Evaluation Mitigation Strategy (“REMS”) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, including ECPs, and/or other elements to assure safe use;
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
Under the Medicaid Drug Rebate Program, a participating manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by the state Medicaid program as a condition of having federal funds being made available for drugs under Medicaid and Medicare Part B (“Medicare Part B”). Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to the Centers for Medicare and Medicaid Services (“CMS”). These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. If we fail to pay the required rebate amount or report pricing data on a timely basis, we may be subject to civil monetary penalties and/or termination from the Medicaid Drug Rebate Program. Additionally, civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we misclassify or misreport product information. CMS could also decide to terminate our Medicaid Drug Rebate Program, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
The Affordable Care Act (“ACA”) made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. Certain pharmacy benefit managers (“PBM”) “accumulator” and “maximizer” programs that attempted to implement these regulations were invalidated by a court, but such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” and “maximizer” programs, could negatively impact our financial results.
Federal law requires that a manufacturer also participate in the 340B Drug Pricing program (“340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” (“340B ceiling price”) for the manufacturer’s covered outpatient drugs to a specified “covered entities,” including community health centers and other entities that receive certain federal grants, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. If we are found to have knowingly and intentionally charged 340B program covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for Health Resources and Services Administration to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, the Inflation Reduction Act (“IRA”) established a Medicare Part D Prescription Drug Program (“Medicare Part D”) inflation rebate scheme, with the first rebate period taking place in the fourth quarter of 2022 through the third quarter of 2023, and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new Manufacturer Discount Program (“MDP”) in place of the current coverage gap discount program (which began in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.
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
XDEMVY, and any other product candidate for which we obtain regulatory approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the European Medical Agency (“EMA”) and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice (“cGMP”) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.
Accordingly, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control for XDEMVY and any other approved products. If we are not able to comply with post-approval regulatory requirements, we could have the regulatory approvals for our products, including XDEMVY, withdrawn by regulatory authorities and our ability to market XDEMVY or any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects. Moreover, our business relating to our ability to educate consumers and ECPs about our products including XDEMVY could be adversely affected if regulatory authorities further restrict, or no longer allow pharmaceutical DTC campaigns.
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
•we may decide, or regulators or Institutional Review Boards (“IRBs”) or ethics committees may require us, to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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
We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea Trial with TP-04 and initiated the Phase 2a Galatea Trial, for the potential treatment of rosacea in March 2023. In February 2024 we announced positive topline results, and in January 2025 we announced plans to initiate a Phase 2 study specifically for the potential treatment of ocular rosacea in the second half of 2025, which we expect to initiate in December 2025, with topline results expected by year-end 2026. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo Trial. The Carpo Trial, evaluated TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo Trial. In December 2024, we met with the FDA about our Lyme disease program. The FDA agreed to our proposed approach for a Phase 2b clinical trial, which would include several hundred subjects with planned trial initiation expected sometime in 2026. Additionally, the FDA confirmed that a Phase 3 clinical study would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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
Before we can initiate clinical trials in the U.S. for our product candidates, we must submit the results of preclinical testing and any previous clinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND. The initiation of clinical trials in the 27 member states of the EU (the “EU Member States”) will be subject to similar requirements concerning approval by competent national authorities and the receipt of a positive opinion from the relevant ethics committees. We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:
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
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
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
Another example of the changing regulatory requirements is that in the European Union (“EU”), the European Commission has presented a proposal to reform the current EU pharmaceutical legislation. The proposal intends to reduce the regulatory data protection period and orphan market exclusivity period for new medicinal products. It is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force.
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
We have entered into two license agreements with Elanco Tiergesundheit AG (“Elanco”): (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 (“Eye and Derm Elanco Agreement”), and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement” and with the Eye and Derm Elanco Agreement, the “Elanco Agreements”), and have also entered into the China Out-License as discussed elsewhere herein. We have also entered into and may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.
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
We commenced activities in 2016. Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations to date have been limited to organizing our company, raising capital, identifying and developing product candidates, establishing licensing arrangements and/or acquiring necessary technology, undertaking research, preclinical studies and clinical trials of our product candidates, establishing arrangements for the manufacture of XDEMVY and other product candidates, longer-term planning for commercialization efforts of XDEMVY and our other potential product candidates, and commercializing XDEMVY. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have limited experience in obtaining marketing approvals, manufacturing commercial scale product or arranging for a third party to do so on our behalf, or conducting sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products. In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We may not be successful as we transition from a company with a research and development focus to a company capable of supporting commercial activities.
Due to the ongoing commercialization of XDEMVY and our continued development of our pipeline of product candidates through clinical trials and other indications, our capital requirements are difficult to predict and may change. We may need to obtain additional funding to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.
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
We believe that our cash, cash equivalents and marketable securities of $401.8 million as of September 30, 2025 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.
We may need to raise additional capital to complete the development and commercialization of XDEMVY and our other product candidates through one or more of: equity and debt offerings, draws from our Credit Facilities, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources.
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
We expect to finance our cash needs through existing capital balances, revenue from our net product sales, possible combinations of equity and debt offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, March 2024, and March 2025, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million, $99.3 million, $107.7 million, and $134.8 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, 3,281,250 shares of our common stock and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering, and 3,230,336 shares of our common stock in the March 2025 Public Offering. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of certain properties or assets, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank (“SVBB”), which First Citizens Bank then assumed. Unless otherwise noted herein, all references to SVB or Silicon Valley Bank shall refer to Silicon Valley Bank, a division of First Citizens Bank. In light of the foregoing, the Company does not believe it has exposure to loss as a result of SVB’s receivership.
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
The rules dealing with U.S. federal, state, and local income taxation are complex and are constantly under review by legislators, the U.S. Department of Treasury, and the Internal Revenue Service. Changes to tax laws (which may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders. For example, the Internal Revenue Code tax capitalization rules operative beginning in 2022 required that domestically incurred research and development expenses be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBB Act”), enacted in July 2025, features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBB Act on our operations and financial condition, but we do not expect the OBBB Act to materially impact our effective tax rate or cash flows in the current fiscal year.
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
The U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”). The federal government retains a nonexclusive, nontransferable, irrevocable, paid-up license for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a nonexclusive, partially exclusive, or exclusive license to a responsible applicant or applicants. If the patent owner refuses to do so, the government may grant the license itself. If, in the future, we co-own or license in technology that is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.
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
Since its enactment, there have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole” (which, under the IRA, will be replaced by a new manufacturer discount program starting in 2025). In the future, Congress may consider other legislation to modify elements of the ACA or other health care reform measures, agencies may further alter their implementation of elements of the ACA or other such measures, and other judicial challenges to elements of the ACA or other such measures may be brought. The extent to which any such changes may impact our business or financial condition is uncertain.
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
Our direct-to-consumer marketing may be subject to increased regulatory scrutiny.
On September 9, 2025, following the issuance of a presidential memorandum, the FDA issued a large wave of untitled letters to numerous pharmaceutical companies across a wide range of products. These letters warned of increased scrutiny of benefit/risk presentations and claims to promote compliance with “fair balance” guidelines in promotional materials, including DTC campaigns, and stated that the FDA intends to take aggressive action to ensure conformity with the law going forward. In addition, the FDA also issued a number of “cease-and-desist” letters to various companies, alleging false or misleading presentations and misbranding, and requiring rapid remedial action. While we have not yet received any such letters, the increase in enforcement efforts by the FDA could lead us to modify, pause, or withdraw ads, and could delay campaigns, increase compliance costs, or adversely affect demand for our product.

The FDA has also specifically targeted DTC television advertisements. Recent enforcement actions against TV ads have cited misleading efficacy claims and presentations that fail to convey a truthful, non-misleading net impression, even where risk information is present. While we believe that our ads are compliant with the FDA’s requirements, if the FDA were to determine that any of our ads are misleading or unbalanced, we could receive untitled or warning letters and be required to cease dissemination of such ads, undertake corrective advertising, or face other penalties, any of which could harm our reputation and commercial performance.
In addition, our TV ads must comply with the FDA’s “clear, conspicuous, and neutral” (“CCN”) standards. The final rule was issued on November 21, 2023 and became effective on May 20, 2024, with compliance required as of November 20, 2024. The FDA’s Office of Prescription Drug Promotion (“OPDP”) reviews draft DTC TV ads for CCN compliance, and the agency has emphasized the industry’s obligation to bring ads into compliance. Failure to meet these standards, for example, by using distracting visuals and audio, overly technical wording, or insufficient prominence, could result in enforcement by the FDA, required changes to our ads, or campaign delays.
Regulatory expectations and enforcement priorities are evolving and may continue to evolve in the future. If our interpretation of applicable requirements differs from the FDA’s, or if guidance changes, we may incur additional review cycles, production costs, and operational burden (e.g., corrective messaging), and our commercialization plans and revenues could be adversely affected.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. While the most recent government shut down occurred on October 1, 2025, it is uncertain how long this shutdown or any future government shut downs will last. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, current and future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as “Trade Laws”, prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (the “FTC Act”)), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, in California, the CCPA, as amended by the California Privacy Rights Act (“CPRA”), creates transparency requirements, grants to California consumers (as that term is broadly defined) several rights with regard to their personal information, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide disclosures to California consumers, and provides such consumers with ways to opt-out of certain sales of personal information. The CPRA introduced significant amendments to the CCPA and established and funded the CPPA. The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut, have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. The CCPA and other state laws could impact our business activities depending on how they are interpreted and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and have been proposed and enacted in other states.
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
Activities outside of the U.S. require adherence to local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the United Kingdom (“UK”), as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“GDPR”) imposes certain obligations and restrictions on the ability to collect, analyze, use, store, disclose, transfer, or otherwise process personal data, including health-related information from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligations to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities disclosed to the individuals, dealing with restrictions on sharing of personal data with third parties, and the transferring of personal data out of the EU, having contractual arrangements in place where required (such as with clinical trial sites and vendors), reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests, and keeping records of processing activities. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the European Economic Area (“EEA”), Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable EU Member State/UK local law may result in substantial fines, amongst other things (such as notices requiring compliance within a certain timeframe). The GDPR provides for fines and other administrative penalties in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Further, the UK Government may amend/update UK data protection laws, which may result in changes to our business operations and potentially incur commercial cost.
Additionally, European/UK data protection laws, including the GDPR, generally restrict the transfer of personal data from the EEA (including the EU), UK, and Switzerland, to the U.S. and most other countries (except those deemed to be adequate by the European Commission/UK Secretary of State as applicable) unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. This may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in 2023 (“EU-U.S. Data Privacy Framework”). The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism under the GDPR is using the EU Standard Contractual Clauses (“EU SCCs”) as approved by the European Commission in 2021. In order to use the EU SCCs mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. It follows from case law of the Court of Justice of the EU and the European Data Protection Board that compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data In the UK, international transfer mechanisms have been approved, including: the International Data Transfer Agreement and the International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has issued and maintains guidance on how to approach undertaking risk assessments for transfers of UK data to non-adequate countries outside the UK.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2025, we had 42,447,882 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (the “Securities Act”) and various vesting agreements.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
In December 2024, Bobak Azamian, our Chief Executive Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 24,000 shares of common stock held by Dr. Azamian between March 24, 2025 and March 23, 2026. For the quarter ended September 30, 2025, Dr. Azamian sold 12,000 shares under this adopted 10b5-1 Plan.
In September 2025, Dianne Whitfield, our Chief Human Resources Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 57,925 shares of common stock held by Ms. Whitfield between December 16, 2025 and April 1, 2026.
In September 2025, William Link, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 50,000 shares of common stock held by Dr. Link between December 15, 2025 and December 14, 2026.
During the quarter ended September 30, 2025, none of our other officers or directors, as defined in Rule 16a-1(f), informed us of an adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

TARSUS PHARMACEUTICALS, INC.

Date:	November 4, 2025	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 4, 2025	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)