Form 10-K
period 2025-12-31
Tarsus Pharmaceuticals, Inc.
filed 2026-02-23
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2025, was approximately $1.7 billion. Shares of common stock held by each executive officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 42,557,492.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, future revenue, business strategy, product and product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ from expected results include, among others:
•our ability to continue to successfully commercialize XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis;

•the prevalence of Demodex blepharitis and the size of the market opportunity for XDEMVY;

•our plans related to the continued commercialization of XDEMVY and our product candidates, if approved, including commercialization timelines and sales strategy;

•any statements regarding our ability to achieve distribution and patient access for XDEMVY and timing and breadth of payer coverage; our expectations of the potential market size, pricing, gross-to-net yields, eye care professional and patient acceptance of our product and product candidates, opportunity and patient populations for our product and product candidates, including XDEMVY;

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
•our plans and ability to obtain, maintain, or protect intellectual property rights, including extensions of existing patent terms where available;
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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our initial public offering (“IPO”), our subsequent follow-on public offerings in May 2022 (the “May 2022 Public Offering”), August 2023 (the “August 2023 Public Offering”), March 2024 (the “March 2024 Public Offering”), and March 2025 (the “March 2025 Public Offering”), collectively the “Follow-On Public Offerings,” as well as proceeds from our sales agreement prospectus (the “2023 ATM Prospectus”), and drawdowns from our loan and security agreement (the “2024 Credit Facility”) with funds associated with Pharmakon Advisors, LP (“Pharmakon”).
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:
•We are a commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. While we have generated revenue from the launch of XDEMVY, we have continued to incur losses and negative cash flows from operations since our inception and anticipate that we could continue to incur significant expenses and potential losses in the future.
•Due to the ongoing commercialization of XDEMVY and our continued development of our pipeline of product candidates through clinical trials and other indications, our capital requirements are difficult to predict and may change. We may need to obtain additional funding to achieve our goals and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, reduce or eliminate our product development programs, commercialization efforts or other operations.
•We obtained regulatory approval for XDEMVY in the U.S. in July 2023 and commenced the commercial launch of XDEMVY in August 2023. We have limited experience as a commercial company generating revenue from product sales. If the commercialization of XDEMVY becomes unsuccessful or any future approved product launches are unsuccessful, our ability to become or remain profitable may be unsuccessful.
•We are heavily dependent on the continued successful commercialization of XDEMVY and the successful development, regulatory approvals, and commercialization of our current and future product candidates. XDEMVY remains subject to ongoing post-marketing review and extensive regulation.
•We may not ultimately be successful in educating Eye Care Professionals (“ECPs”), and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by XDEMVY or our product candidates. XDEMVY or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate. XDEMVY and any product candidates for which we obtain marketing approval may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.
•The sizes of the market opportunity for our product or product candidates, particularly XDEMVY for the treatment of Demodex blepharitis, may be smaller than we estimate, possibly materially. If we overestimate the size of these markets, our sales growth may be adversely affected. We may also not be able to grow the markets for our product candidates as intended or at all.
•The development and commercialization of our product or our product candidates including, XDEMVY for the treatment of Demodex blepharitis, TP-04 for the potential treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco

Tiergesundheit AG (“Elanco”). If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.
•We expect to expand our development, regulatory, operational, sales, marketing, and distribution capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and for eventual commercialization. In some instances, we or our third-party contract manufacturers rely on single source suppliers for certain materials for our product and product candidates. This reliance on third parties and single source suppliers increases the risk that we will not have sufficient quantities of XDEMVY, our product candidates, or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts, as we expect XDEMVY and each of our product candidates will continue to rely on single-source suppliers for the foreseeable future.
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

PART I
Item 1. Business
Overview
We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. We launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023 after receiving U.S. Food and Drug Administration (“FDA”) approval in July 2023. Demodex blepharitis is caused by the infestation of Demodex mites. Demodex blepharitis (“blephar” is a reference to eyelid and “itis” is a reference to inflammation) is a disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive Demodex blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.
XDEMVY targets and eradicates the root cause of Demodex blepharitis - Demodex mite infestation. The active pharmaceutical ingredient (“API”) of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride (“GABA-Cl”) channels with no GABA-Cl inhibition in humans.
To date, we have completed seven clinical trials that include a Phase 3 trial (the “Saturn-2 trial”), a Phase 2b/3 trial (the “Saturn-1 trial”), four Phase 2 trials, and a Phase 1 trial (the “Hyperion trial”) for XDEMVY in Demodex blepharitis, all of which met their primary, secondary and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed clinical trials in Demodex blepharitis patients with Meibomian Gland Disease (“MGD”), including a Phase 2a clinical trial (the “Ersa trial”) and a pilot clinical trial (the “Rhea trial”) involving an XDEMVY vehicle.
We intend to further advance our pipeline with, e.g., the lotilaner API to address several diseases in human medicine, including eye care and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, an investigational sterile aqueous gel formulation of lotilaner for the potential treatment of ocular rosacea, and TP-05, an investigational oral tablet formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
TP-03 Demodex blepharitis in patients with Meibomian Gland Disease (MGD)
MGD is commonly characterized by functional and structural dysfunction of the meibomian glands within the eyelid margin, leading to blockage and/or thickened, decreased meibum production. If left untreated, MGD can lead to permanent changes to the tear film and progressive gland loss. Approximately 30-40 million Americans are impacted by MGD. Currently, there are no FDA-approved pharmacologic therapies for MGD patients. Demodex mites are key contributors to MGD in patients with Demodex blepharitis, causing eyelid inflammation and reduced meibomian gland function.

In December 2023, we announced positive topline results from the Ersa trial evaluating XDEMVY administered twice daily (“BID”) or three times a day (“TID”) for six weeks and twelve weeks for the treatment of MGD in patients with Demodex mites. XDEMVY demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; and the number of glands secreting normal or clear liquid. In November 2024, additional positive data was presented from the Ersa trial as well as data from the Rhea trial, at the American Academy of Optometry (“AAOpt”) Annual Meeting 2024, and in April 2025 at the American Cataract and Refractive Surgery (“ASCRS”) Annual Meeting 2025. The Rhea trial enrolled a similar patient population as the Ersa trial, and evaluated the same outcomes, with the same dosing regimens, except the Rhea trial participants received XDEMVY vehicle. Both the Ersa and Rhea trials also assessed patient reported outcomes for some of the most commonly reported patient symptoms in Demodex blepharitis and MGD, namely fluctuating vision, itching, redness, and burning.
The presentations, which combined the Ersa and Rhea trials data in a pooled analysis, demonstrated that XDEMVY provided statistically significant and clinically meaningful improvements of the meibomian glands from baseline and when compared to vehicle, including at least three times more glands secreting normal or clear liquid in patients treated with XDEMVY compared to vehicle at day 43. These improvements were shown across three objective measures of MGD: (i) the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; (ii) the number of glands secreting normal or clear liquid; and (iii) the number of glands yielding any liquid. Improvements were also demonstrated across certain patient reported outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea trials, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these trials, plus the FDA’s feedback that these patients are already covered under XDEMVY’s label for the treatment of Demodex blepharitis, our medical affairs and sales teams are sharing some of this data with eye care professionals (“ECPs”).
TP-04 for the Potential Treatment of Ocular Rosacea
We are exploring the therapeutic potential of TP-04 as an investigational sterile aqueous gel formulation of lotilaner, for the treatment of ocular rosacea, a chronic eye disease characterized by prominent and visible blood vessels, or telangiectasia, as well as redness, flushing and inflammation of the eyelid margin and surrounding peri-ocular skin. Ocular rosacea is a highly prevalent disease, with approximately 15-18 million Americans impacted by ocular rosacea and there are currently no FDA-approved therapeutics to treat this disease. One of the potential root causes of ocular rosacea, similar to Demodex blepharitis, is believed to be Demodex mites. As shown below, Figure 1 illustrates visible blood vessels known as telangiectasia, and Figure 2 illustrates eyelid inflammation and redness.
Figure 1: Eyelids With Visible Blood Vessels
Figure 2: Eyelids With Redness

TP-04 is designed to eradicate Demodex mites. In March 2023, we announced positive topline results from the Phase 1 Galatea trial (the “Galatea Phase 1 trial”) and initiated a Phase 2a trial (the “Galatea trial”) for the potential treatment of papulopustular rosacea. The Galatea trial was a multicenter, randomized, vehicle-controlled trial evaluating the safety, tolerability and efficacy of TP-04. In February 2024, we announced positive topline results from the Galatea trial which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator’s Global Assessment (“IGA”) score (change in baseline and success rate) were observed compared to vehicle at Week 12. TP-04 was generally well tolerated.
After review of this data with the FDA and key opinion leaders (“KOLs”), we decided to pursue development of TP-04 for the potential treatment for ocular rosacea. In December 2025, we initiated a Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027.
TP-05 for the Potential Prevention of Lyme Disease
We are exploring the therapeutic potential of TP-05 as a systemic prophylactic for Lyme disease designed to eradicate the tick before it can transmit the Borrelia bacteria that causes Lyme disease. There are approximately 80 million people in the U.S. at risk of Lyme disease exposure with nearly 30 million of which are moderate to high risk. Further, there are approximately 400,000 reported cases of Lyme disease in the U.S. each year, but it is believed that the actual number of cases could be much higher.
Lyme disease can potentially cause severe, often debilitating symptoms with permanent and irreversible damage. The disease can result in inflammation, nerve, joint and muscle pain or swelling, numbness, shortness of breath and, in severe cases, neurological complications such as facial palsy, vision issues and meningitis, including severe headaches and neck stiffness. Lyme disease can often go undetected and untreated because the ticks are not always noticed before they transmit the disease. People who are in high-risk areas and/or spend extended amounts of time outdoors in wooded, grassy areas are at higher risk of contracting the infection. Data from the Centers for Disease Control and Prevention (“CDC”) show that the risk of Lyme disease is spreading to new geographic areas, resulting in a significant need for prophylactic solutions.
Currently, there are no FDA-approved pharmacological prophylactic options for Lyme disease. We believe TP-05 is currently the only on-demand, oral tablet in development that targets ticks and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic levels of lotilaner potentially sufficient to kill infected ticks attached to the human body through selective targeting of parasite-specific GABA-CI channels, before they can transmit the Borrelia bacteria.
In December 2022, we announced positive topline results from the completed Phase 1 Callisto trial (the “Callisto trial”) and enrollment of the first patient in the Phase 2a clinical trial (the “Carpo trial”). The Carpo trial was designed to evaluate TP-05, for the potential prevention of Lyme disease in humans. The Carpo trial was a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. Sterile, non-pathogenic nymphal ticks were placed on the skin of healthy human volunteers at two separate instances (one day prior to dosing and 30 days after dosing). Tick mortality was evaluated within 24 hours of attachment after each placement. In most cases, ticks must be attached for 36-48 hours or more before Lyme disease can be transmitted, so killing ticks within 24 hours of attachment can greatly increase the probability of disease prevention.
In February 2024, we announced positive topline results from the Carpo trial which demonstrated a statistically significant increase in tick mortality compared to vehicle (p < 0.0001), regardless of treatment arm, and was well tolerated.

Tick Mortality at 24 hour timepoint
(Mean +/- SE)
Tick Mortality (%)
100
80
60
40
20
0
5%
92%
97%
Placebo
(n=10)
Low Dose TP-05
(n=11)
High Dose TP-05
(n=10)
Treatment Group

Given ongoing discussions with the FDA about our Lyme disease program, they agreed to our proposed approach for a Phase 2 clinical trial of TP-05 (an investigational oral tablet), which would include several hundred subjects with planned study initiation expected in the second quarter of 2026. Additionally, the FDA confirmed that a Phase 3 trial would require a disease prevention field study that would likely require the enrollment of thousands of patients. We believe that partnering this program, following completion of the Phase 2 clinical trial, could be the best approach to potentially deliver this prophylactic therapy candidate to patients.

The following chart presents our wholly owned product candidates and clinical development status:

Our Strategy
Our ambition is to become a leader in eye care. We have been intentional about charting a new course in eye care that is grounded in addressing the root cause of disease and we intend to achieve this ambition by pursuing the following key strategic objectives:
•Continue to accelerate the launch trajectory of our first marketed product, XDEMVY. We launched XDEMVY for the treatment of Demodex blepharitis in August 2023 after receiving FDA approval in July 2023. XDEMVY has delivered remarkable results for patients and has generated more than $646 million in net product sales launch-to-date.
•Continue to pursue a potentially transformative opportunity in ocular rosacea. Ocular rosacea is our next opportunity to create another potential blockbuster category in eye care. Ocular rosacea is another common eye disease that has been underdiagnosed and under treated for years because there are no FDA-approved therapeutics. In December 2025, we initiated a Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027.
•Continue to advance and expand our pipeline, bringing novel products utilizing lotilaner to unmet needs across human medicine, including Lyme disease prophylaxis. The mechanism of lotilaner coupled with our insights into disease where it can demonstrate clinical benefit, provides an opportunity to expand into new indications for treatment or prevention. Given ongoing discussions with the FDA about our Lyme disease prevention program, they agreed to our proposed approach for a Phase 2 clinical trial, which would include several hundred subjects, with trial initiation expected in the second quarter of 2026. We believe that partnering this program, following completion of the Phase 2 clinical trial, could be the best approach to potentially deliver this prophylactic therapy candidate to patients.
•Evaluate and strategically enter collaborations to maximize the potential of our pipeline and the scope of our eye care product offerings. Apart from the development and license agreement (the “China Out-License”) with Xi An Grand Chang An Pharmaceutical Co., Ltd. (“GrandPharma”) of TP-03 for the potential treatment of Demodex blepharitis and MGD within the China Territory, as described below within License Agreements: GrandPharma Agreement, we have retained our rights globally to all of our indications for use in humans, including for XDEMVY and TP-03 for the treatment of Demodex blepharitis, TP-04 for the potential treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction. Given the potential to treat patients worldwide we may opportunistically enter into additional strategic collaborations around certain product candidates, diseases and/or geographic regions.
•Continue innovating and planning for growth. We have assembled an exceptional management team with decades of deep strategic expertise building new markets across eye care and biotechnology. This team, coupled with their strong execution capabilities and financial discipline will potentially enable further innovation and growth both organically and through business development.

Additional Potential Growth Drivers in 2026 and Beyond

In Europe, we are on track for the potential approval of a preservative-free formulation of TP-03 for the potential treatment of Demodex blepharitis expected in 2027.

Ongoing discussions continue with regulatory authorities in Japan on a potential path to approval of TP-03 for Demodex blepharitis. The Elara prevalence trial showed high prevalence and significant impact of Demodex blepharitis in Japan, consistent with U.S. findings.

Our partner in Greater China, GrandPharma, expects potential approval of TP-03 for Demodex blepharitis in 2026.
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
During 2025, we continued to educate ECPs about the prevalence of Demodex blepharitis, simplicity and efficiency of diagnosis, and the positive profile of XDEMVY. We also initiated direct-to-consumer (“DTC”) campaigns in streaming and traditional television for creative and memorable visuals to illustrate the damaging impact of the disease, with the goal of supporting patients in their journey and encouraging them to consult with ECPs to explore XDEMVY as a potential treatment option.
Blepharitis and Demodex Blepharitis Overview

Blepharitis is a common, chronic ophthalmic lid margin disease, which may lead to or exacerbate ocular surface disease. Blepharitis is primarily diagnosed and treated by ECPs, including ophthalmologists and optometrists. Demodex blepharitis typically presents bilaterally in patients with the disease. There are two species of Demodex mites, folliculorum and brevis, that live on the skin of the face and eyelids. Demodex folliculorum, which is commonly found in the follicle, is the more common sub-species of mite that causes Demodex blepharitis. Demodex infestation is a major cause of blepharitis, and we estimate that the number of Demodex blepharitis patients in the U.S. may be as many as approximately 25 million Americans based on an extrapolation from the Titan study (as defined below) indicating 58% of patients presenting to U.S. eye care clinics have collarettes, the pathognomonic sign of Demodex blepharitis, and that at least 45 million people annually visit an eye care clinic. Collarettes are composed of partially digested epithelial cells, mite waste products and eggs, among other things. These collarettes are typically found at the base of the lash but can migrate away as the hair shaft grows. Other bothersome signs and symptoms of Demodex blepharitis include missing or misdirected eyelashes, crusting, redness of the lid margin, inflammation of the lid margin, inflammation of the conjunctiva and/or inflammation of the cornea, also known as blepharoconjunctivitis and blepharokeratitis. Demodex blepharitis is a progressive disease that often manifests with more severe signs and symptoms if left untreated, such as blurring of vision, missing eyelashes, MGD, corneal damage and potentially, in extreme cases, blindness. Furthermore, Demodex blepharitis can negatively impact daily activities.
Demodex mites are the most common ectoparasite found on humans and are more likely to cause infestation and disease with aging, which is one main risk factor for the disease, though other frequently presenting patients can also suffer from common comorbid conditions such as contact lens intolerance, dry eye, and cataracts. These patients commonly present to the offices of ECPs for other ophthalmic diseases besides Demodex blepharitis, such as cataract surgery evaluation, dry eye, and contact lens discomfort. According to studies we have conducted, approximately 56% of cataract patients have Demodex infestation, which may increase the risk for infection after cataract and refractive surgery. Additionally, the primary reason people stop wearing contact lenses is due to discomfort; blepharitis has been shown to cause contact lens intolerance.

The following images illustrate representative eyelids with Demodex blepharitis demonstrating the characteristic pathognomonic sign of collarettes:
Figure 3: Eyelids With Demodex Blepharitis
The following figures illustrate how Demodex folliculorum mites enter and reside in the eyelash follicles:
Figure 4: Demodex folliculorum Mites Entering and Residing in Eyelash Follicles

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
Despite the high prevalence of patients with Demodex blepharitis and growing awareness of the disease among ECPs, there were no FDA-approved therapeutics for the treatment of blepharitis, let alone Demodex blepharitis, prior to the approval of XDEMVY in July 2023. Although we believe blepharitis and Demodex blepharitis are significantly under-diagnosed diseases with limited treatment alternatives, there are already approximately 1.5 million Demodex blepharitis diagnoses in the U.S. based on the Titan study and data that show blepharitis classified per International Classification of Diseases, Tenth Revision, Clinical Modification (“ICD-10-CM”). According to the Titan real-world prevalence study, 75% of patients using tea tree oils and 57% of those using lid wipes were found to have a high prevalence of collarettes, indicating that current management tools for this disease are ineffective. The Titan study was an Institutional Review Board (“IRB”) approved, retrospective chart review of 1,032 patients across six U.S. based ophthalmology/optometry practices and conducted by seven investigators. The study was designed to better understand the prevalence of Demodex blepharitis via collarettes in U.S. eye care clinics.
Prior to the commercial launch of XDEMVY, we conducted epidemiology and market research on the prevalence of blepharitis and potential adoption of XDEMVY. Our research indicates approximately 58% of patients presenting to ECP offices have collarettes and, based on the Gao et al 2005 study (the “Gao study”), all patients with collarettes were also found to have Demodex mites. Subsequent studies, including the XDEMVY pivotal Saturn-1 and Saturn-2 trials, that had >800 patients in total, consistently demonstrated a correlation between the presence of collarettes and Demodex mites. We believe there is a significant opportunity to continue to increase the diagnosis rate of Demodex blepharitis as we build a significant new market with XDEMVY, a therapy that addresses the underlying root cause of the disease.
Demodex blepharitis can be diagnosed by ECPs with a slit lamp examination, by confirming the presence of collarettes. The slit lamp examination is routinely performed by ECPs as part of standard practice during a customary eye examination, so diagnosing Demodex blepharitis via presence of collarettes would not involve any additional equipment or workflow alterations on the part of the ECP.
Further, patients continue to have underlying risk of Demodex infestation, as there could be a recurrence or reinfestation based on the presence of Demodex mites in the facial pores or elsewhere even after eradication of Demodex mites from the eyelid, that may potentially necessitate retreatment. Based on the Saturn-1 extension trial, the data showed that approximately 40% of patients had recurrence of disease at one year. Based on our commercial experience thus far, retreatment rates are currently in the low double-digits and we expect a long-term retreatment rate of approximately 20%.
Our Approach: Treating Demodex Mites, a Root Cause of Disease
Prior to XDEMVY, Demodex blepharitis was generally managed with a variety of over-the-counter remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription antibiotics and products for dry eye. To address these limitations and high unmet need for effectively treating Demodex blepharitis, we developed and continue to commercialize XDEMVY, which is the definitive standard of care for the treatment of Demodex blepharitis. XDEMVY is a novel therapeutic based on the drug lotilaner, which is designed to paralyze and eradicate mites and other parasites through the inhibition of parasite-specific GABA-Cl channels. XDEMVY met all endpoints in its clinical trials and was generally well tolerated throughout each of these trials. As a result, XDEMVY was approved by the FDA in July 2023 for the treatment of Demodex blepharitis and we began commercializing XDEMVY in August 2023.
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
The Saturn-2 Trial
In May 2021, we initiated the Saturn-2 trial; a randomized, controlled, multicenter, double-masked trial studying the safety and efficacy of XDEMVY for the treatment of Demodex blepharitis. The Saturn-2 trial was similar in design and size to the Saturn-1 trial, which met the primary and all secondary endpoints. The Saturn-2 trial’s primary endpoint was the proportion of patients achieving collarette cure, defined as zero to two collarettes per lid. Secondary endpoints included the eradication of Demodex mites and the proportion of patients achieving a cure based on a composite of collarette cure and erythema cure (eyelid redness). A statistically significant outcome for primary efficacy endpoints is typically one of the requirements for FDA approval of a product. A statistically significant outcome indicates that the probability of the outcome occurring at random is less than the pre-established allowed error level, frequently set at 0.05 (or 1 in 20).
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
•95% of XDEMVY patients showed a significant improvement in mite count, achieving ≤0.5 mites per lash.
•93% of XDEMVY patients improved by at least one collarette grade.
We also announced results from an additional Saturn-1 trial safety analysis, which reinforced XDEMVY’s positive profile, revealing that XDEMVY had no clinically significant adverse effect on multiple safety measures including corrected distance visual acuity (“CDVA”), corneal staining, and intraocular pressure (“IOP”), and no significant findings from slit lamp biomicroscopy or fundus exam in the study. In addition, no impact to endothelial cell density (“ECD”) was demonstrated in a subset of 21 patients. ECD was further evaluated as part of the Saturn-2 trial plan and also demonstrated no impact.
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
Our Additional Product Candidates
TP-04 Topical Sterile Ophthalmic Gel Formulation for the Potential Treatment of Ocular Rosacea
Ocular Rosacea
Rosacea is a chronic skin disease characterized by facial redness, inflammatory lesions, burning and stinging, which can flare up in response to certain triggers such as sun exposure or emotional stress. Approximately 10% of people in the U.S., or nearly 30 million Americans, are affected by rosacea and a study estimates rosacea prevalence can represent up to 5.4% of the global population. A type of rosacea that impacts the periorbital area called ocular rosacea is a highly prevalent condition, affecting approximately 15 to 18 million people in the U.S., and is generally believed to be strongly associated with Demodex mites. There is currently no FDA-approved therapy for ocular rosacea.
Hallmarks of ocular rosacea include telangiectasias (prominent and visible blood vessels) and erythema (flushing or redness). Clinical symptoms can range from bloodshot appearance, foreign body sensation, burning or stinging, light sensitivity and blurred vision. Ocular rosacea can also lead to inflammatory MGD, conjunctivitis, and decreased visual acuity caused by corneal complications. The cause of rosacea remains multifactorial but there is increasing evidence that Demodex mites play a role in the disease. Studies have found a correlation between Demodex infestation and rosacea, with a higher density of Demodex mites found in the skin of rosacea patients.
Our Approach: TP-04 Topical Formulation for Ocular Rosacea
There are no FDA-approved therapeutics for ocular rosacea available today. Treatment options include topical anti-inflammatories including steroids for acute flares, and topical and/or oral antibiotics (e.g. tetracyclines, azithromycin). To address this unmet need in the ocular rosacea market, we are developing lotilaner as a topical sterile ophthalmic gel, TP-04. TP-04 is designed to be active after topical administration with no systemic activity. Lotilaner’s mechanism of targeting and killing Demodex mites has been established through our preclinical study and clinical trials evaluating XDEMVY in Demodex blepharitis, which is why we believe it may be effective in another Demodex driven disease. We believe we can potentially improve upon existing treatments with an API that is potentially more effective (longer half-life, more lipophilic, greater therapeutic window). We believe a longer half-life leads to a more durable and long-lasting treatment and that more lipophilicity is expected to provide better bioavailability in the sebum in the follicle and sebaceous glands where mites reside, thus increasing the opportunity to target and eradicate mites and a greater therapeutic window.
We have completed the initial preclinical studies and a Phase 1 trial for TP-04 and have selected a uniquely tailored sterile topical ophthalmic formulation for early clinical studies. We intend to leverage systemic preclinical data from our

XDEMVY program such as embryofetal development studies, genotoxicity studies and safety pharmacology studies, and augment with the dermal toxicology studies. In March 2023, we initiated the Galatea trial evaluating TP-04, a novel gel formulation of lotilaner, for the potential treatment of papulopustular rosacea also believed to be caused by Demodex mites. In February 2024, we announced positive topline results from the Galatea trial, which demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and IGA score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated. After review of this data with the FDA and KOLs, we decided to pursue development of TP-04 for the potential treatment of ocular rosacea. In December 2025, we initiated a Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027.
TP-05 Oral Formulation for Prophylactic Protection against Lyme Disease
Lyme Disease
Lyme disease is the most common vector-borne disease in the U.S., caused by infection of Borrelia bacteria following a bite by a tick vector, predominantly ticks of the Ixodes genus (namely Ixodes scapularis in the U.S.). There are approximately 80 million people in the U.S. at risk of Lyme disease exposure with more than 30 million of which are moderate to high risk, according to a report commissioned by the Company. Further, there are approximately 400,000 estimated cases in the U.S. each year, which we estimate has a greater than $1.3 billion impact to the U.S. healthcare system as a result of Lyme disease. Lyme disease occurs most commonly in geographical areas where the Ixodes scapularis tick is prevalent, namely in the Northeast and Mid-Atlantic regions of the U.S., but also in other regions of the U.S. Lyme disease also occurs in certain parts of Europe, typically resulting from a different Ixodes species vector.
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
Moreover, there are currently no FDA-approved small molecules or biologics for the prevention of Lyme disease. A vaccine for Lyme disease, LYMERix, was developed and launched by SmithKline Beecham in 1999. Approximately 1.5 million doses of the vaccine were sold in 1999, but the product was quickly removed from the market following negative press and a class-action litigation claiming a dangerous side effect profile. We are aware of vaccines currently under development including a multivalent recombinant protein vaccine, VLA-15, being developed by Valneva in partnership with Pfizer for Lyme disease; mRNA-based vaccine mRNA-1982/1975, being developed by Moderna and eliciting high levels of anti-OspA antibodies; a pre-exposure prophylaxis injectable therapy being developed by MassBiologics and licensed to Tonix Pharmaceuticals involving a human anti-Lyme monoclonal antibody; and an investigational multivalent protein subunit vaccine candidate adjuvanted with CpG 1018 being developed by Dynavax, who was recently acquired by Sanofi, with plans to initiate clinical development in 2027.
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
In December 2022, we announced positive topline results from the Phase 1 Callisto trial for TP-05, a novel, oral, non-vaccine therapeutic for the potential prevention of Lyme disease. The Callisto trial was a randomized, double-blind, single and multiple-ascending dose trial that evaluated the safety, tolerability, and pharmacokinetic (“PK”) of TP-05 in healthy subjects. Results from the trial showed that TP-05 was well tolerated with no dose-related or drug-related serious adverse events. PK data from the trial demonstrated rapid absorption and an extended half-life of TP-05 that potentially supports a convenient oral regiment supporting its potential as a rapid onset, prophylactic therapy for Lyme disease. Additionally, exploratory ex-vivo tick kill modeling that utilized serum from TP-05 treated subjects demonstrated potent, rapid killing of adult and nymph ticks.
In December 2022, we also announced the initiation of the Phase 2a Carpo trial, designed to evaluate TP-05, for the potential prevention of Lyme disease in humans. The Carpo trial was a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial, which demonstrated statistical significance in mortality of ticks compared to vehicle (p<0.001), regardless of treatment arm, and was well tolerated.
Given ongoing discussions with the FDA regarding our Lyme disease program, they agreed to our proposed approach for a Phase 2 clinical trial of TP-05 (an investigational oral tablet), which would include several hundred subjects with planned trial initiation in the second quarter of 2026. Additionally, the FDA confirmed that a Phase 3 clinical trial would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that the best approach to get this potential prophylactic therapy to patients could be to partner this program following completion of the Phase 2 trial.
We believe TP-05 is currently the only on-demand, oral tablet in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
Chemistry, Manufacturing and Controls (“CMC”)
We do not currently own or operate and currently have no plans to establish facilities for manufacturing, storing, distributing or testing our product or product candidates. We rely and expect to continue to rely for the foreseeable future on contract manufacturing organizations (“CMOs”) to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have assembled a team of employees and consultants to oversee our technical quality and CMOs.
Our product, XDEMVY, is a presentation of lotilaner, the API, formulated into a topical eye drop formulation. We believe that the existing capacity of our current API supplier is sufficient to support ongoing commercial activities. Our current supplier currently manufactures current good manufacturing practice (“cGMP”) lotilaner at multiple geographically distinct facilities.
Although we have relied on a single supplier for both non-clinical and clinical supply for lotilaner under cGMP protocols and a single CMO to manufacture XDEMVY and to perform analytical testing services, we have identified and are in the process of qualifying an additional manufacturer to provide lotilaner and drug product manufacturing and analytical testing services in the U.S. The drug product manufacturing is a compounding and aseptic filling operation that we believe could be transferred to additional CMOs as necessary. We have suppliers for TP-04 topical formulation for ocular rosacea and TP-05 oral formulation for our Phase 1 and 2 trials.

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
Other than XDEMVY, there are currently no other on-label prescription pharmaceutical treatments available for the treatment of blepharitis or Demodex blepharitis specifically in the U.S. Other than XDEMVY, current treatments for blepharitis in the U.S. include over the counter and off-label remedies such as tea tree oil, lid wipes and artificial tears. We are aware of other companies that may be developing potential prescription therapies for blepharitis, including Azura Ophthalmics, Aperta Biosciences, LLC, Formosa Pharmaceuticals, Inc., Glaukos Corp., Atticus Medical, Hovione Scientia, Premark Pharma, Viatris, and Quorum Innovations. To our knowledge, Azura Ophthalmics, Atticus Medical, and Glaukos Corp. are the only companies currently focused on Demodex blepharitis and are in the pre-clinical or clinical stages for the Demodex blepharitis indication (Atticus has publicly disclosed plans to initiate a Phase 2 trial, and Aperta Biosciences, LLC and Glaukos have initiated Phase 2 trials). Premark Pharma, and Azura Ophthalmics are the only companies with blepharitis programs that have successfully completed Phase 2 trials, and Viatris has initiated a Phase 3 trial.
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
Sales and Marketing
XDEMVY continued to be one of the fastest growing therapeutics in eye care, including:
•Net product sales of $151.7 million and $451.4 million for the fourth quarter and full year 2025, respectively.
•Delivered approximately 130,000 and 400,000 bottles to patients during the fourth quarter and full year 2025, respectively.
•Maintained over 90% of commercial, Medicare, and Medicaid covered lives, and recognized a gross-to-net discount of approximately 44% and 45% during the fourth quarter and full year 2025, respectively.

• DTC campaign on streaming platforms and network television generated a positive return on investment in 2025 that continues to grow.
◦Unaided awareness of Demodex blepharitis is now approximately 25% vs. 2% of patients surveyed at the beginning of the campaign.

•We continued to execute on our category-creating strategy, advancing a robust pipeline.

There are approximately 25 million people in the U.S. who suffer from Demodex blepharitis and we are initially targeting the approximately 9 million people who are proactively seeking treatment for Demodex blepharitis or seeking treatment for complementary eye conditions or treatments.

Just Scratching the Surface of a Highly Prevalent Disease With Significant Long-Term Potential

~25M
Americans with DB

~9M
Seeking treatment for DB or other eye conditions

DB Patients Already diagnosed & seeking treatment[1,2]	1.5M
MGD Patients With DB[1, 2, 3]	1.5M
Dry Eye Rx Patients With DB[1, 3, 4, 5]	1.2M
Cataract Patients With DB[1, 3, 6]	2.2M
Contact Lens Patients With DB[1, 3, 7]	2.3M

And only
>500K
treated so far!

1. Wilson J Ophthalmology 2015, 435606, 2014. 2. Symphony claims data. 3. Titan collarette prevalence study. 4.Market Scope 2020 Dry Eye Products Report: A Global Market Analysis for 2019 to 2025. 5. White et al., Clin Ophthalmology 2019: 13 2285-2292 6. AAO/ASCRS Statement on Cataract Surgery, July 2021. 7. Refractive Surgery Council August 2021.
DB = *Demodex* blepharitis.

Tarsus

To date, we have observed increased adoption and utilization in the additional Demodex blepharitis patient segments noted above, which was further validated by our latest market research detailing, more than 90% of ECPs surveyed are prescribing XDEMVY across each of these additional patient segments. And over 80% of the ECPs indicated they plan to increase utilization across these segments.
Outside the U.S., we intend to further develop commercialization strategies for TP-03, which may include collaborations with other companies. In March 2021, we entered into the China Out-License with LianBio Ophthalmology Limited (“LianBio”), granting exclusive commercial rights of TP-03 for the treatment of Demodex blepharitis and MGD within the China Territory. In March 2024, we executed an agreement with GrandPharma and LianBio to transition these rights to GrandPharma. The terms of this agreement are further described below in the section “License Agreements: GrandPharma Agreement.” We are also exploring development and commercialization opportunities in other markets, including Europe and Japan.
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
As of December 31, 2025, the material licensed-in portfolio includes approximately 37 issued patents and approximately 15 pending patent applications from Elanco. These patents and patent applications relate to lotilaner and are issued or pending in, for example, the U.S., Argentina, Australia, Brazil, Canada, Chile, China, Columbia, several European territories, India, Japan, South Korea, Mexico, New Zealand, the Russian Federation, South Africa and Taiwan. The issued patents include composition of matter claims. The estimated natural expiration dates of the issued material in-licensed patents are approximately 2029 or 2030 with a potential extension until 2032.
Approximately 88 of our owned material patents and pending patent applications include treatment and composition of matter claims which relate to XDEMVY or TP-03 with respect to our lead indication (e.g., isoxazoline parasiticides for the treatment of Demodex blepharitis), as well as other conditions. These pending material patent applications include applications in the U.S., Australia, Brazil, Canada, China, several European territories, Hong Kong, Israel, India, Japan, South Korea, Macau, Mexico, New Zealand, the Russian Federation, and South Africa. We have a total of approximately 48 material XDEMVY or TP-03-related issued patents worldwide. The estimated natural expiration dates of these issued patents are in 2038, and if additional patents issue on the material XDEMVY or TP-03-related pending applications of ours, the estimated natural expiration dates are in approximately 2038 or 2040.
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
We also protect our brand through trademark rights. As of December 31, 2025, we own: i) approximately 7 trademark registrations in the U.S., ii) approximately 5 pending trademark applications in the U.S., iii) approximately 75 trademark registrations in foreign countries, and iv) approximately 14 pending trademark applications in foreign countries. In order to supplement the protection of our brand, we also own at least 121 registered internet domain names.
Cybersecurity Risk Management and Strategy
We continue to make substantial investments to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed quarterly by our Board of Directors (the “Board”).
As of December 31, 2025, we have a set of comprehensive cybersecurity and data protection policies and procedures in place. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email fraud. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry, as well as access to additional resources and other third parties as needed. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.
Our information technology general controls (“ITGCs”) are established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery. We have implemented processes to monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior business leadership and our Board. We conduct cybersecurity penetration testing annually to identify and remediate cybersecurity gaps. We also perform cybersecurity assessments of all our third-party providers who have access to our information technology systems and data.

Artificial Intelligence Policy and Governance
In November 2025, we implemented an Artificial Intelligence (“AI”) Policy (the “AI Policy”), to define the requirements for the safe, ethical and compliant adoption of AI, including Generative AI technologies to support operational efficiency, innovation and decision-making across our business.
Our utilization of AI tools is governed by the AI Policy, which sets the framework for evaluating, approving and monitoring AI tools. Under this policy: (i) business functions seeking to utilize new AI tools must submit a business justification, (ii) the Information Technology department conducts a risk assessment (covering security, privacy, legal, reputational and compliance dimensions), involving the Legal and Compliance departments as needed, and (iii) based on the results of the risk assessment adds the tool to our official approved list of AI tools. Only tools on our official approved AI list may be used to process company data. Use of non-approved tools is limited to general, non-confidential research. Inputting proprietary, confidential or personally identifiable information into non-approved AI tools is prohibited.
We maintain a cross-functional governance structure involving IT, Legal, Compliance and business leadership for the adoption and use of AI. Employees are required to validate AI-generated outputs before use, disclose when AI was used to generate an output, report any suspected misuse or incident, and adhere to policy discipline. AI-generated work product created in the course of employment is owned by the Company.
We monitor developments in U.S. federal and state regulatory frameworks related to AI and data privacy, including emerging guidance from the Federal Trade Commission (“FTC”), the FDA and other regulators and update our internal policies and controls as appropriate to ensure compliance with applicable U.S. laws and expectations.
We believe this governance approach enables us to harness the benefits of AI while managing key associated risks, including data privacy and security, accuracy and bias of outputs, third-party vendor risk, and evolving regulatory compliance expectations.
License Agreements
Elanco In-License Agreement for Skin and Eye Diseases or Conditions in Humans
In January 2019, we entered into a license agreement with Elanco Tiergesundheit AG (“Elanco”) granting us exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment, palliation, prevention or cure of any eye or skin disease or condition in humans (as amended and restated in June 2022, the “Eye and Derm Elanco Agreement”). We have sole financial responsibility for related development, regulatory, and commercialization activities. We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the Eye and Derm Elanco Agreement. We utilize the intellectual property licensed under the Eye and Derm Elanco Agreement in our TP-03 and TP-04 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco’s consent, additional third parties.
Under the Eye and Derm Elanco Agreement, we have made cash payments to Elanco totaling $14.0 million for clinical milestone achievements, including: a $1.0 million upfront payment at contract execution in January 2019, and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded as research and development expense in the Statements of Operations and Comprehensive Loss in the respective periods incurred. Additionally, a sales-based milestone of $5.0 million and a commercial milestone of $4.0 million were achieved and are recorded to intangible assets, net in the accompanying Balance Sheets as of years ended December 31, 2025 and 2024, respectively (see Note 9).
In accordance with the terms of the Eye and Derm Elanco Agreement, we are obligated to make a cash payment to Elanco upon our achievement of the last clinical milestone of $2.0 million in the treatment of human skin diseases under lotilaner and an aggregate maximum of $70.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner.
In May 2025, Elanco sold and assigned its rights to receive certain future tiered royalties and commercial milestones under the Eye and Derm Elanco Agreement to an affiliate of Blackstone Private Credit Fund (“Blackstone”). Certain future payments under the Eye and Derm Elanco Agreement will be directed to Blackstone, with no modification to our obligations or the terms of the underlying agreement. The amended Eye and Derm Elanco Agreement included certain conforming changes.

If we receive certain payments from sublicensees, we are obligated to pay Elanco a variable percentage of such proceeds in the mid-to-high single digits, which decreases after specified milestones are achieved, excluding sublicense revenue. We also owe Elanco tiered royalties in the mid-to-high single digits on our and our sublicensees’ future net sales during the royalty term. The royalty term for a licensed product in any country begins upon its first commercial sale and continues until the latest of (i) expiration of the last-to-expire of the licensed patents with at least one valid claim, (ii) expiration of regulatory exclusivity, or (iii) ten years after the first commercial sale of such licensed product in such country. Following the commercialization of XDEMVY in August 2023, we began accruing royalties payable, which were recorded to cost of sales in the accompanying Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024, and other accrued liabilities in the accompanying Balance Sheets.
The Eye and Derm Elanco Agreement expires on a licensed-product by licensed-product and country-by-country basis upon expiration of the applicable royalty term for each licensed product in such country. The achievement deadlines for eye-related diligence milestones range between 18 months to six years following contract execution. The achievement deadlines for dermatological diligence milestones range between 24 months to nine years after contract execution. All eye-related and dermatological diligence milestones have been achieved.
Either party may terminate the Eye and Derm Elanco Agreement upon a material breach by the other party, in the country to which the breach relates, that is not cured within 60 days after receiving written notice. Elanco may also terminate the Eye and Derm Elanco Agreement if we fail to comply with our development obligations and do not cure the breach within 60 days. If we fail to meet any diligence milestone by the achievement deadline for any reason within our reasonable control, and it remains unmet for 120 days after Elanco’s notice, Elanco may terminate the Eye and Derm Elanco Agreement. Failure to meet certain dermatological milestones by the achievement deadlines for any reasons within our reasonable control, that remain unmet for 120 days after Elanco’s notice may result in Elanco limiting our field of use to the treatment, palliation, prevention or cure of eye diseases or conditions in humans only. If Elanco terminates the Eye and Derm Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, we must grant Elanco a non-exclusive, sublicensable, royalty free license to our patents and know-how related to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for the treatment, palliation, prevention or cure of any human eye or skin diseases or conditions. Elanco may also terminate the Eye and Derm Elanco Agreement if we, our affiliates or sublicensees challenge Elanco’s licensed patents and the challenge is not withdrawn within 30 days after Elanco’s notice to us, except where we terminate the Eye and Derm Elanco Agreement for a challenge by a sublicensee if we terminate the sublicense with such sublicensee within that 30 day period.
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
Elanco In-License Agreement for All Other Diseases or Conditions in Humans
In September 2020, we entered into a license agreement with Elanco granting us a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement”). We are obligated to use commercially reasonable efforts to develop and commercialize products comprising lotilaner and must achieve certain developmental milestones within specified achievement deadlines. If we fail to meet these obligations, Elanco has the right to terminate the All Human Uses Elanco Agreement. We utilize the intellectual property licensed under the All Human Uses Elanco Agreement in our TP-05 product candidates. We are permitted to have certain third parties manufacture lotilaner for us and, upon Elanco’s consent, additional third parties.
Under the All Human Uses Elanco Agreement, we made a cash payment to Elanco of $0.5 million for a clinical milestone that was achieved in December 2022 upon enrollment of the first patient in the Phase 2a Carpo trial, for the potential treatment of Lyme disease. We are required to make additional cash payments to Elanco upon the achievement of various clinical milestones for an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, we are obligated to pay contractual royalties to Elanco for sales in certain countries. If we receive payments from sublicensees, we are obligated to pay Elanco a variable percentage beginning in the low-to-mid double digits of such proceeds, until achievement of the first appliable regulatory approval of a product covered under the license. We are obligated to pay Elanco tiered royalties in the mid-to-high single digits on our and our sublicensees’ future net sales during the royalty term. For any licensed product in a given country, the royalty term begins upon the first commercial sale and continues until the latest of (a) expiration of the last-to-expire of the licensed patents which has at least one valid claim, (b) the expiration of regulatory exclusivity, or (c) ten years after the first commercial sale of the licensed product in such country. The All Human Uses Elanco Agreement expires on a licensed-product by licensed-product and country-by-country basis upon the expiration of the applicable royalty term with respect to such licensed product in such country. The deadlines for achieving diligence milestones range between 24 months to six years following contract execution.
Either party may terminate the All Human Uses Elanco Agreement upon a material breach by the other party, in the country to which the breach relates, that is not cured within 60 days after written notice. Elanco may also terminate the All Human Uses Elanco Agreement if we fail to comply with our development obligations and do not cure the breach within 60 days. If we do not meet any diligence milestone by its achievement deadline for any reason within our reasonable control, and the milestone remains unmet for 120 days after Elanco’s notice, Elanco may terminate the All Human Uses Elanco Agreement. If Elanco terminates the All Human Uses Elanco Agreement for our failure to achieve a development milestone by the specified achievement deadline, then we must grant Elanco a non-exclusive, sublicensable, royalty-free license to our patents and know-how related to lotilaner to develop, manufacture and commercialize lotilaner and any licensed products for human applications other than the treatment, palliation, prevention or cure of any eye or skin diseases or conditions. Elanco may also terminate the All Human Uses Elanco Agreement if we, our affiliates or sublicensees challenge Elanco’s licensed patents and the challenge is not withdrawn within 30 days after Elanco’s notice to us, except where we terminate the All Human Uses Elanco Agreement for a challenge by a sublicensee if we terminate the sublicense with such sublicensee within that 30-day period.
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
GrandPharma Agreement
In March 2021, we entered into the China Out-License with LianBio (the “China Out-License”) for its exclusive development and commercialization rights of TP-03 (lotilaner ophthalmic solution) 0.25% in The People’s Republic of China, Macau, Hong Kong, and Taiwan (the “China Territory”) for the treatment of Demodex blepharitis and MGD. Prior to the March 2024 Novation Agreement to GrandPharma discussed in detail below, LianBio was contractually responsible for all clinical development and commercialization activities and costs within the China Territory.
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to us for $0.7 million (equivalent to $4.80 per share - see Note 3). In March 2024, we executed an agreement with GrandPharma and LianBio (the “Novation Agreement”) to transfer the rights to develop and commercialize TP-03 in China for Demodex blepharitis and MGD from LianBio to GrandPharma. Upon execution of the Novation Agreement, the China Out-License with LianBio was assigned to GrandPharma, and we received a one-time payment of $2.5 million (the “Termination Payment”) in April 2024. The Termination Payment was recorded as license fees and collaboration revenue in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, we entered into a warrant termination agreement (the “Warrant Termination Agreement”) pursuant to which we received a cancellation payment of $0.4 million (the “Warrant Cancellation Payment”). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the accompanying Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2024.

Through December 31, 2025, we received aggregate payments from LianBio totaling $86.1 million comprised of: (i) $15.0 million of initial consideration; (ii) $67.5 million for the achievement of specified milestones; (iii) $2.5 million upon execution of the Novation Agreement; (iv) $0.4 million upon execution of the Warrant Termination Agreement; and (v) $0.7 million related to a special cash dividend.
As of December 31, 2025, we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory and/or patent issuance milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of December 31, 2025.
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
U.S. Drug Regulation
In the U.S., we are subject to extensive regulation by the FDA, which regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S. Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. or foreign requirements at any time during the product development process, approval process or post-marketing may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, market acceptance of our products, and our reputation.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin in the U.S. and must be updated annually or when significant changes are made;

•	approval by an independent IRB or independent ethics committee at each clinical trial site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (“GCP”), requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

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

•
compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and migration strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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
Under the Prescription Drug User Fee Act (the “PDUFA”), as amended, each NDA must be accompanied by an application user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a qualifying small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product NDA also includes a non-orphan indication.
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
The FDA may also place other conditions on approvals including the requirement for a REMS, to assure the safe use of the product. If the FDA concludes that a REMS is needed, the NDA sponsor must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.
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

•
the federal Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, or knowingly and willfully making false statements relating to healthcare matters;

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

•
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (“CMS”) information regarding direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payers, including private insurers, state laws that require pharmaceutical manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require pharmaceutical manufacturers to report information on the pricing of certain drug products, state and local laws that require the licensure and registration of pharmaceutical sales representatives, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Furthermore, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California has enacted the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”). The CCPA created new transparency requirements, granted California consumers (as that word is broadly defined in the law) several new rights with regard their personal information, and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. In addition, the CPRA introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and implementing regulations continue to be introduced by the CPPA. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut, have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. Failure to comply with the CCPA and other state law may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. These laws could impact our business activities depending on how they are interpreted and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. We have implemented processes to manage compliance with the CCPA and other state laws and we continue to assess their impact on our business as additional information and guidance becomes available.
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
U.S. Patent-Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.
Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
European Union Drug Development
Similar to the U.S., the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the European Union Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the 27 member states of the EU (the “EU Member States”) have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the regime of the Clinical Trials Directive, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (“NCA”), and one or more ethics committees. Under the regime of the Clinical Trials Directive all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.
In order to streamline the regulation of clinical trials across the EU, the EU legislator has adopted Regulation (EU) No 536/2014 (the “EU Clinical Trials Regulation”). The new EU Clinical Trials Regulation, which has repealed and replaced the EU Clinical Trials Directive, introduced a complete overhaul of the former regulation of clinical trials for medicinal products in the EU. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. The EU Clinical Trials Regulation is applicable as of January 31, 2022 and is applicable directly in all countries of the European Economic Area (“EEA”) (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein). Clinical trials that were authorized under the Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new EU Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. From January 31, 2023 onwards, the application for new clinical trials must be done in accordance with the new EU Clinical Trials Regulation. The EU Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA.
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
Marketing Authorization
In the EEA, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are a number of types of marketing authorizations.

•
The Community MA is adopted by the European Commission in the form of a decision through the Centralized Procedure (the “Centralized Procedure”). The decision, which is based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicine Agency (“EMA”), is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional, on approval by the EMA for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

•
MAs based on the Mutual Recognition Procedure or the Decentralized Procedure are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product is first authorized by a Reference Member State this may be recognized by other Concerned Member States through the Mutual Recognition Procedure. Alternatively, a product can be approved simultaneously in various EU Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the EU Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft summary of product characteristics (“SmPC”) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the “Concerned Member States”) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a national MA in all the Member States (i.e., in the Reference Member State and the Concerned Member States).

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
Data privacy regulations in the EU including the United Kingdom
As noted above, pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Specifically in Europe, the EU’s General Data Protection Regulation (“GDPR”) imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA and United Kingdom (“UK”). Further, the GDPR provides a broad right for EEA Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK, which may deviate slightly from the GDPR, may result in fines of up to 4% of total global annual revenue, or €20.0 million (₤17.5 million under the UK GDPR), whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to implement a number of measures to ensure compliance with the data protection regime. The GDPR (i) requires us to inform data subjects of how we process their personal data and how they can exercise their rights, (ii) requires us to ensure we have a valid legal basis to process personal data (if this is consent, the requirements for obtaining consent carries a higher threshold), (iii) requires us to appoint a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, (iv) introduces mandatory data breach notification requirements throughout the EEA and UK, (v) requires us to maintain records of our processing activities and document data protection impact assessments where there is high risk processing, (vi) imposes additional obligations on us when we are contracting with service providers, requires (vii) appropriate technical and organizational measures to be put in place to safeguard personal data and (viii) requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

We are subject to the supervision of local data protection authorities in those jurisdictions in which we are, or plan to be monitoring the behavior of individuals in the EEA or UK (i.e., undertaking clinical trials). We may depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU and/or UK individuals on our behalf. With each such provider we enter or intend to enter into contractual arrangements under which the provider is contractually obligated to only process personal data according to our instructions, and conduct or intend to conduct diligence to ensure that they have sufficient technical and organizational security measures in place.

We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. While the e-Privacy

Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process. Draft regulations were rejected by the Permanent Representatives Committee of the Council of EU on November 22, 2019; it is not clear when, or even if, new regulations will be adopted.

Compliance with data protection laws and regulations requires that we take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, and, in some cases, impacts our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. As such, these laws could impact our business activities depending on how they are interpreted and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. We have, and are continuing to implement processes to manage compliance with European privacy regulations and we continue to assess their impact on our business as additional information and guidance becomes available.
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
Pharmaceutical Pricing
We participate in the Medicaid Drug Rebate Program and Medicare Part D Coverage Gap Discounts Program (“Medicare Part D”). Participation is required for federal funds to be available for our covered outpatient drugs under Medicaid and Medicare Part B (“Medicare Part B”), and under Medicare Part D, respectively. Under the Medicaid Drug Rebate Program, we are required to pay a mandatory rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug, which, in general, represents the lowest price available from the manufacturer to any wholesaler, retailer, provider, health maintenance organization, nonprofit entity, or governmental entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts, and other price concessions. Under the Medicare Part D Coverage Gap Discount Program, manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Medicare Part D benefit design. The Inflation Reduction Act (“IRA”) of 2022 sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program.

Further, the IRA (addressed further in the section on “Healthcare Reform”) establishes a Medicare Part D inflation rebate scheme (the first rebate period is in fourth quarter 2022 through third quarter 2023) and a drug price negotiation program, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new manufacturer discount program in place of the current coverage gap discount program (beginning in 2025).
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
In addition, to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, a manufacturer also must participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under this program, the manufacturer is obligated to make its innovator and single source products available for procurement on an FSS contract and charge a price to four federal agencies, the VA, U.S. Department of Defense (“DoD”), Public Health Service and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price (“FCP”). Manufacturers also are obligated to calculate and submit to the VA on a quarterly and annual basis, their Non-Federal Average Manufacturer Price (“Non-FAMP”), which the VA uses to calculate the FCP. Moreover, pursuant to regulations issued by the DoD Defense Health Agency to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers are required to provide rebates on utilization of their innovator and single source products that are dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies.
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
There have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for not complying with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole” (the IRA sunsets the coverage gap discount program and replaces it with a new manufacturer discount, beginning in 2025).
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
Moreover, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private third-party payers often follow Medicare coverage policy and payment limitations in setting their own payment rates and in establishing their formulary placement.
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

Additionally, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Finally, some states have established Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits. Furthermore, the current presidential administration is also pursuing policies intended to, among other things, lower prescription drug prices and enhance drug price transparency that include potentially requiring the drug manufacturer to offer U.S. patients and Medicaid programs prescription drug Most-Favored Nation (“MFN”) pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues, and directing the Department of Human Health and Services and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products. These actions, such as those directed by executive orders, may propose policy changes that create additional uncertainty for our business.
Human Capital Resources

Human Capital

As of December 31, 2025, we had 370 full-time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Our human capital objectives are to attract, develop, engage and retain talent. We focus on identifying, recruiting, incentivizing and integrating employees, advisors and consultants, as applicable. To support these objectives, we maintain equity and cash incentive plans designed to attract, retain and motivate personnel by aligning compensation with company and stockholder value creation through stock-based and cash-based awards.

Employee Development and Training

Our values-based culture and our people are critical to our success. We provide structured development across the employee lifecycle including comprehensive onboarding, role-specific and companywide compliance training, and ongoing technical and professional skill building. We also offer manager and leadership development to create a supportive and professional environment for our employees. We devote significant management time, attention, and financial resources to attracting, developing, retaining, and motivating exceptional talent.

Diversity, Equity, and Inclusion

We are committed to fostering a diverse, equitable, and inclusive workplace that is free from discrimination or harassment based on race, color, citizenship, religion, creed, national origin, ancestry, gender, sexual orientation, gender identity or expression, age, marital status, veteran status, disability, medical condition, or any other status protected by applicable law. Our employment practices, policies and training programs strictly prohibit such discrimination or harassment. We are committed to maintaining an ethical culture and all employees are required to adhere to our Code of Business Conduct and Ethics, which outlines expectations for ethical, honest, and respectful behavior. Management and employees alike are required to complete the Code of Business Conduct and Ethics training annually and are expected to model these values and promote a culture of integrity, respect, and accountability across the organization.

Corporate Information
In November 2016, we were incorporated under the laws of the State of Delaware. Our principal executive offices are currently located at 15440 Laguna Canyon Road, Suite 160, Irvine, California 92618. Our telephone number is (949) 418-1801. Our website address is www.tarsusrx.com. Information contained on the website is not incorporated by reference into this Annual Report.

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

Facilities
In December 2024, we entered into a lease agreement for 59,626 square feet of new office space, to relocate our corporate headquarters to another location in Irvine, California for a 10-year lease term. We have access to the new facility and began making lease payments in the fourth quarter of 2025. Construction is still in progress on the new facility and we plan to move in during 2026. Until we relocate, we will continue to occupy our original lease for 39,181 square feet of office and laboratory space in Irvine, California. We believe that these spaces will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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
Risks Related to our Business and Operations
We are a commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. While we have generated revenue from the launch of XDEMVY® (lotilaner ophthalmic solution) 0.25%, we have continued to incur losses and negative cash flows from operations since our inception and anticipate that we could continue to incur significant expenses and potential losses in the future.

We have one product, XDEMVY®, formerly known as TP-03, which obtained Food and Drug Administration (“FDA”) approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our Company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities (as defined below). For the years ended December 31, 2025, 2024, and 2023, our net losses were $66.4 million, $115.6 million, and $135.9 million, respectively. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $426.6 million and $360.2 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of potential future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses in the future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with potential future losses, have had and could continue to have an adverse effect on our accumulated deficit and working capital.

We could continue incurring significant expenses and potential operating losses in the future. We expect that our expenses will increase substantially as we:
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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of our product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to continue to successfully commercialize XDEMVY, obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, CMO, and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, interruptions or cyber incidents resulting from the conflict between Russia and Ukraine, conflict in the Middle East, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), including those arising from the use or misuse of AI or automated technologies, which may compromise our system infrastructure or lead to data leakage. Further, due to the political uncertainty involving Russia and Ukraine and conflict in the Middle East, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the commercial operations of XDEMVY and further development of our product candidates could be delayed.

While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology and cybersecurity will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. The increasing use of AI technologies, including by us and by third-party vendors, may further increase cybersecurity and data protection risks, including through the processing of sensitive or confidential information in ways that may be difficult to monitor, control, or fully secure. Our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. As another example, any data integrity failure could impact our ability to disclose legally required information such, as for example, payments made under the federal Physician Payments Sunshine Act (or similar state or foreign law equivalents), which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (“CMS”) information regarding direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as information regarding ownership and investment interests held by physicians and their immediate family members, which could subject us to liability. Any delayed sales, significant costs or lost customers resulting from these technology failures could adversely affect our business, operations, and financial results. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our commercial operations of XDEMVY and further development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including private lawsuits or class actions under the CCPA, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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
Our results of operations could be adversely affected by general conditions in the global and geopolitical economy and in the global financial markets. Financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our product, which could have a material adverse effect on our product sales, net, business and results of operations. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains), and the current conflict in the Middle East have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Global and geopolitical economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global and geopolitical economic conditions could precipitate or materially amplify the other risks described herein.
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
Additionally, the U.S. government has made statements and taken certain actions including the imposition of tariffs, that have led to changes in U.S. and international trade policies towards China and other countries. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters or whether the imposition of tariffs will be upheld by courts or other governmental bodies. For example, on February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump in 2025, but President Trump subsequently expressed his intent to reinstate the tariffs through other means, which he has not yet disclosed. We are closely monitoring changes and developments in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations and financial performance. XDEMVY is currently being filled and finished by a reputable contract manufacturer in Europe, and we are in discussions to potentially add a second contract manufacturer domiciled in the U.S. If tariffs are imposed on any products we import, we believe the potential impact will be insignificant to our gross margins or other operating expenses.
Any unfavorable government policies on international trade, such as capital controls or tariffs, or any countermeasures imposed in response thereto, may negatively affect the demand and competitive position of our product or future products to the extent any of our product candidates are approved for commercial sale, negatively affect our costs, or negatively impact our supply chain, among other potential negative impacts. If any tariffs are reinstated, any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S.

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
Risks Related to Development and Commercialization

We obtained regulatory approval for XDEMVY in the U.S. in July 2023 and commenced the commercial launch of XDEMVY in August 2023. We have limited experience as a commercial company and generating revenue from product sales. If the commercialization of XDEMVY becomes unsuccessful or any future approved product launches are unsuccessful, our ability to become or remain profitable may be unsuccessful.

We received approval by the FDA for XDEMVY for the treatment of Demodex blepharitis in the U.S. and began generating revenue from product sales during the third quarter of 2023. Our ability to become and remain profitable is heavily dependent on our ability to continue to generate revenue from XDEMVY. The success of our commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure and maintain adequate healthcare coverage and the acceptance of XDEMVY by patients, ECPs and third-party payers. Further, our commercial success is dependent on our ability to educate ECPs, patients and others in the medical community about Demodex blepharitis. If XDEMVY, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we continue to successfully commercialize XDEMVY in the U.S., we may be unable to achieve or maintain profitability, unless XDEMVY is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of XDEMVY, or any future approved products, or if or when we might achieve profitability.

If we are unsuccessful in accomplishing our objectives, or if our commercialization efforts do not continue to develop as planned, we may not be able to continue to successfully commercialize XDEMVY or any future approved products, we may require significant additional capital and financial resources, we may not become or remain profitable, and we may not be able to compete against more established companies in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We are heavily dependent on the continued successful commercialization of XDEMVY and the successful development, regulatory approvals, and commercialization of our current and future product candidates.

We currently have one product approved for commercial sale, XDEMVY, which was approved by the FDA in July 2023, for the treatment of Demodex blepharitis in the U.S. The success of our business, including our ability to generate revenue from product sales in the future, will primarily depend on the continued successful commercialization of XDEMVY and the successful development, regulatory approvals and commercialization of our product candidates in one or more jurisdictions. Our ability to continue to generate revenue and potentially achieve profitability or remain profitable depends significantly on our ability, or any future collaborator’s ability, to achieve a number of challenging objectives, including:
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
•commercial acceptance of XDEMVY and any of our other product candidates by patients, the medical community and third-party payers, including our DTC television advertising campaign;
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

We may not ultimately be successful in educating ECPs and the market about the need for treatments specifically for Demodex blepharitis and other diseases or conditions targeted by XDEMVY or our product candidates. XDEMVY or other product candidates that we may develop may fail to achieve market acceptance by ECPs, other healthcare providers and patients, or adequate formulary coverage, pricing or reimbursement by third-party payers and others in the medical community, and the market opportunity for these products may be smaller than we estimate.

XDEMVY, or any current or future product candidate that receives marketing approval, may fail to gain sufficient market acceptance by ECPs or other healthcare providers, patients, third-party payers and others in the medical community. Before the approval of XDEMVY, there was no FDA-approved prescription therapeutic for Demodex blepharitis and the only other treatments included over-the-counter and off-label remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. Efforts to educate the medical community, patients and third-party payers on the benefits of XDEMVY and our other product candidates has required and may continue to require significant resources and we may not be successful.

Although XDEMVY is approved for the treatment of Demodex blepharitis and we have been able to successfully commercialize XDEMVY up to this point, ECPs and potential patients may not ultimately have sufficient information about, or recognize the need for a treatment specifically targeting Demodex blepharitis. It is possible that some ECPs may continue to rely on other treatments for treating symptoms consistent with Demodex blepharitis. A key tenet of our continued commercialization strategy is to educate ECPs on Demodex blepharitis and how to diagnose it with a simple slit lamp examination as well as raise patient awareness of Demodex blepharitis. However, our efforts may prove to be unsuccessful, and we may not be able to completely develop this new market for XDEMVY. We may still not achieve success in promotional efforts for XDEMVY, and ECPs may continue to use existing treatments rather than XDEMVY or any other product candidate and potential patients may not inquire as to XDEMVY. It is also possible that ECPs and patients may not be willing to adopt XDEMVY for the treatment of Demodex blepharitis because of the possibility that the disease will recur despite mite eradication, or after adoption fail to continue to use XDEMVY for the treatment of Demodex blepharitis.

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
•regulatory requirements and potential additional restrictions by the FDA or other regulatory authorities on direct-to-consumer advertising;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products, if approved, together with other medications.
The sales, marketing, and distribution of XDEMVY or any future approved products may be unsuccessful or less successful than anticipated. If we are unable to establish sales and marketing capabilities for any of our future approved products or enter into agreements with third parties to sell and market XDEMVY or any future approved products on acceptable terms, we may be unable to continue to successfully commercialize XDEMVY or successfully commercialize any future approved products.

We began commercializing our first product, XDEMVY, in the U.S. in August 2023. The success of our continued commercialization efforts for XDEMVY and any future approved products is subject to the effective execution of our business plan, including, among others, the continued development of our internal sales, marketing and distribution capabilities. For example, we have established an internal infrastructure as well as an ECP-focused sales and distribution infrastructure to market XDEMVY and our product candidates in the U.S., and have substantially completed hiring in areas to support commercialization, including sales management, sales representatives, marketing, access and reimbursement, sales support and distribution. There are significant risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could negatively affect the success of our commercialization efforts and business. For example, the commercialization of XDEMVY may not continue to develop as planned or anticipated, which may require us to, among other items, adjust or amend our business plan and strategies and incur significant expenses.
Further, given our limited experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of XDEMVY or any future approved products does not develop, or continue to develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.

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
Further, in order to continue to successfully commercialize XDEMVY or commercialize any product candidates, if approved, we must continue to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell and market our product candidates. We may not be successful in accomplishing these required tasks.

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

The development and commercialization of new drug products is highly competitive. We may face potential competition with respect to XDEMVY and our product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide and existing treatments. For example, we are aware that Glaukos Corp. and Aperta Biosciences have initiated Phase 2 trials and Atticus Medical has publicly disclosed plans to initiate a Phase 2 trial, for the potential treatment of Demodex blepharitis. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

In order to market any products, including XDEMVY, outside of the U.S., we will need to comply with additional onerous and varying regulatory requirements of other countries regarding safety and efficacy on a country-by-country basis. Approval by the FDA in the U.S. does not ensure approval by comparable regulatory authorities in other countries or jurisdictions nor does it ensure that we will be able to continue to successfully commercialize XDEMVY or successfully commercialize any other approved products in the U.S. or in other jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Further, successful commercialization in the U.S. does not guarantee successful commercialization in other jurisdictions. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we, or our collaboration partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our ability to realize the full market potential of our products will be harmed.
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

Additionally, if we or others later identify undesirable side effects or adverse events caused by XDEMVY or one of our product candidates that receives marketing approval, a number of potentially significant negative consequences could result, including, but not limited to:
•regulatory authorities may withdraw approvals of such product or require additional warnings on the label such as a black box warning, a contraindication or other limitations on the product’s approved use, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
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

The ACA made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under the ACA. CMS also issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. Certain pharmacy benefit managers (“PBM”) “accumulator” and “maximizer” programs that attempted to implement these regulations were invalidated by a court, but such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options, as well as PBM “accumulator” and “maximizer” programs, could negatively impact our financial results.
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
Further, the IRA established a Medicare Part D inflation rebate scheme, with the first rebate period taking place in the fourth quarter of 2022 through the third quarter of 2023, and a drug price negotiation program, under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified Non-FAMP, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new Manufacturer Discount Program (“MDP”) in place of the current coverage gap discount program (which began in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.
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
Finally, in order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare programs and purchased by the VA, DoD, Public Health Service, and Coast Guard (collectively, the “Big Four agencies”) and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non FAMP”), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our product candidates on the potential treatment of certain indications. Our resource allocation decisions may cause us to fail to capitalize on the most viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for our product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for our products, indications, and product candidates, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Accordingly, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control for XDEMVY and any other approved products. If we are not able to comply with post-approval regulatory requirements, we could have the regulatory approvals for our products, including XDEMVY, withdrawn by regulatory authorities and our ability to market XDEMVY or any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects. Moreover, our business relating to our ability to educate consumers and ECPs about our products, including XDEMVY, could be adversely affected if regulatory authorities further restrict, or no longer allow pharmaceutical DTC campaigns.
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

We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, among others. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the potential treatment of papulopustular rosacea in March 2023. In February 2024 we announced positive topline results, and after review of the Galatea trial data with the FDA and KOLs, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea. In December 2025, we initiated a Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial evaluated TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial. Given ongoing discussion with the FDA about our Lyme disease program, they agreed to our proposed approach for a Phase 2 clinical trial of TP-05 which would include several hundred subjects, with planned trial initiation expected in the second quarter of 2026. Additionally, the FDA confirmed that a Phase 3 clinical trial would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
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
A further example of comprehensive and evolving regulatory requirements is data privacy regulations surrounding personal data and protected health information including the EU’s General Data Protection Regulation, or GDPR, which imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA and UK. Further, the GDPR provides a broad right for EEA Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. Furthermore, there are evolving European privacy laws on electronic marketing and cookies.
Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. In some countries, particularly the countries in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Moreover, policies such as, for example, MFN pricing policies being considered in the U.S. to set pharmaceutical product prices equal to or lower than those paid in other developed nations, could impact whether or not we will continue to pursue development and commercialization of our products and product candidates outside the U.S., potentially adversely affecting the global market potential of our products or product candidates. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We have entered into two license agreements with Elanco Tiergesundheit AG (“Elanco”): (i) a license agreement for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 and May 2025 (the “Eye and Derm Elanco Agreement”) and (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement” and with the Eye and Derm Elanco Agreement, the “Elanco Agreements”), and have also entered into the China Out-License as discussed elsewhere herein. We have also entered into and may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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

Since our inception, we have funded our operations through private placements of preferred stock, convertible promissory notes, the sale of our common stock in our IPO and the Follow-On Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License, and draws on our Credit Facilities. We expect our expenses to continue to increase and we will require a larger amount of capital to fund our commercialization efforts, the development of our product candidates and the maintenance and expansion of our operations and capabilities. These expenditures will include costs associated with marketing and selling any products approved for sale, including XDEMVY, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing assets consistent with our core strategy and other unanticipated costs. Further, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.
We believe that our cash, cash equivalents and marketable securities of $417.3 million as of December 31, 2025 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K.

We may need to raise additional capital to complete the development and commercialization of XDEMVY and our other product candidates through one or more of: equity or debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources.
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

We expect to finance our cash needs through existing capital balances, revenue from our net product sales, possible combinations of equity and debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, March 2024, and March 2025, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million, $99.3 million, $107.7 million, and $134.8 million, respectively, (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, 3,281,250 shares of our common stock and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering, and 3,230,336 shares of our common stock in the March 2025 Public Offering. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility with Pharmakon, which provided, among other things, a $75.0 million initial term loan which was drawn in April 2024, restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of certain properties or assets, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank (“SVBB”) which First Citizens Bank then assumed.
We currently maintain cash held on deposit at financial institutions in the U.S.. These deposits are insured by the FDIC in an amount up to $250,000 for any depositor. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits, to the extent such loss exceeds the FDIC insurance limitation, and such a failure could have a material adverse effect upon our liquidity, operations and our results of operations.
Additionally, we and other parties with whom we conduct business may be unable to access funds in such deposit account or other accounts, including money market funds, held with a financial institution or lending arrangements with such a financial institution. Our ability and any of our counter-party’s ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to financial institutions’ credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from financial institutions in the future and uncertainty remains over liquidity concerns in the broader financial services industry.
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

In April 2024 we entered into the 2024 Credit Facility with Pharmakon. The 2024 Credit Facility provided a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones, which were met. We did not draw on any of the three additional tranches of $25.0 million, $50.0 million, and $50.0 million respectively, each of which expired on December 31, 2024, June 30, 2025, and December 31, 2025. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of certain properties or assets, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.

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

We have incurred substantial losses during our history which we expect to continue, we do not expect to become profitable in the near future, and we may never achieve profitability. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past due to several offerings of our common stock and, prior to our IPO, preferred stock. However, we do not believe that these ownership changes will significantly limit our ability to use our pre-change tax attributes. We may experience ownership changes in the future as a result of subsequent shifts in our stock. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, the use of Federal NOLs generated after the enactment of the Tax Cuts and Jobs Act of 2017 is subject to limitations based on taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state, and local income taxation are complex and are constantly under review by legislators, the U.S. Department of Treasury, and the Internal Revenue Service. Changes to tax laws (which may have retroactive application) have occurred and are likely to continue to occur in the future, which could adversely affect our shareholders. For example, the Internal Revenue Code tax capitalization rules operative beginning in 2022 required that domestically incurred research and development expenses be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBB Act”), enacted in July 2025, features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. The primary impact of the OBBB Act on our U.S. Federal tax provision is the accelerated expensing of domestic R&D activities which reduces our deferred tax assets and valuation allowance. At the state level, domestic R&D expenditure continues to be capitalized and amortized in jurisdictions that do not conform to the federal provisions of the OBBB Act, which results in an increase in our state tax provision.

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

We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and eventual commercialization. In some instances, we or our third party contract manufacturers rely on single source suppliers for certain materials for our product and product candidates. This reliance on third parties and single source suppliers increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or compounds or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts.

We do not have any, and have no plans to acquire any, manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the commercial manufacture of XDEMVY and the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of our product candidates, if approved. If the third parties we engage with are unable to supply us with sufficient quantities of XDEMVY or our product candidates, and we are unable to timely establish an alternate supply from one or more third-party manufacturers, we will experience delays in our commercialization and development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We currently have limited manufacturing arrangements and expect that XDEMVY and each of our product candidates will only be covered by third-party manufacturers, which exacerbates these and other related risks for us. Additionally, we and our third-party contract manufacturers rely, and we expect that we will continue to rely, on single source suppliers for certain materials for our products and product candidates for the foreseeable future. For example, we purchase our API for XDEMVY, lotilaner, from a single source supplier. This reliance on third parties, including single source suppliers, increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or any future approved products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts. If current or future suppliers are delayed or unable to supply sufficient materials to manufacture our products and product candidates, we may experience delays in our commercialization and development efforts, which would have an adverse effect on our business and results of operations.

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

In order to continue to successfully commercialize XDEMVY and to conduct clinical trials of our product candidates, we will need to manufacture XDEMVY and our product candidates in large quantities. We, or our manufacturing partners, may be unable to maintain or successfully increase the manufacturing capacity for XDEMVY or any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or our manufacturing partners, are unable to successfully scale up the manufacture of XDEMVY or our product candidates in sufficient quality and quantity, the commercialization of XDEMVY or the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and commercialization of XDEMVY or marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
The development and commercialization of our product, or our product candidates, including XDEMVY for the treatment of Demodex blepharitis, TP-04 for the potential treatment of ocular rosacea, and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco. If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.

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

Further, we may not be aware of all third-party intellectual property rights potentially relating to XDEMVY or our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to commercialize our products, is highly uncertain. Because we have not yet conducted a formal patent landscape analysis related to XDEMVY or our product candidates, we may not be aware of issued patents that a third party might assert are infringed by XDEMVY or one of our current or future product candidates, which could materially impair our ability to commercialize XDEMVY or our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including XDEMVY, TP-03, TP-04 or TP-05, we may not successfully find patents that our products or product candidates, including XDEMVY, TP-03, TP-04 or TP-05, may infringe. If we are unable to confirm that our products do not infringe third-party patents, others could preclude us from commercializing XDEMVY or our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not published at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in post-grant review or interference procedures, oppositions, derivations, revocations, reexaminations, or inter partes review proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. For example, one of our European patents relating to TP-03 is currently being challenged by third parties in an ongoing opposition proceeding before the European Patent Office. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize XDEMVY or our current or future product candidates.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees or inadequate payment of fees based on proper entity status, and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications relating to XDEMVY or our product candidates, our competitive position, business, financial condition, results of operations and prospects would be adversely affected.

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

The commercialization of XDEMVY and the development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. In 2019 and 2020, we entered into the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement, respectively. We have utilized these license rights in developing and marketing XDEMVY, and our TP-03, TP-04 and TP-05 product candidates. We currently are, and also may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of XDEMVY in other jurisdictions, or our product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for the commercialization of XDEMVY in other jurisdictions or the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of XDEMVY or that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:
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

We cannot be certain that the claims in our pending patent applications directed to our products or product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, as noted above one of our European patents relating to TP-03 is currently being challenged by third parties in an ongoing opposition proceeding before the European Patent Office. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the U.S. or foreign countries.

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

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidate, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach or the improper use of artificial intelligence or automated tools) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

The increasing use of AI technologies, including generative AI tools, by us, our employees, and third-party vendors may create additional risks to our trade secrets and proprietary information. AI tools may involve the processing, storage, or transmission of data in ways that are not fully transparent and, if used improperly or outside of approved controls, could result in the unintended disclosure, loss, or misuse of confidential or proprietary information. In addition, the use of AI by third parties with whom we share data or collaborate may increase the risk that our trade secrets or proprietary know-how are exposed, incorporated into training data, or otherwise used in ways that could impair our ability to protect or enforce our intellectual property rights.

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

As AI technologies continue to evolve and regulatory and legal standards governing their use remain unsettled, our ability to identify, prevent, or remedy AI-related misuse or misappropriation of our proprietary information may be limited, which could harm our business, financial condition, and competitive position.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws. Subsequent legislation extended the 2% reduction, generally to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. The American Taxpayer Relief Act of 2012 among other things, also reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and related services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 which first affected physician payment in 2019. It is unclear how the introduction of the Medicare quality payment program will impact our business. In addition, as discussed above, the IRA introduces several changes to the Medicare Part D benefit. This or any other legislative change could impact the market conditions for our products.
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
The current presidential administration is also pursuing policies intended to, among other things, lower prescription drug prices and enhance drug price transparency. These actions, such as those directed by executive orders, may propose policy changes that create additional uncertainty for our business. For example, on April 15, 2025, the presidential administration released an executive order entitled, “Lower Drug Prices by Once Again Putting Americans First,” which among other things, included multiple directives to various agencies aimed at lowering prescription drug prices. Additionally, on September 30, 2025, the presidential administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug MFN pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed the Department of Health and Human Services (“HHS”) to establishing an AI task force and developing a strategic plan; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; and (3) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency and by standardizing prices across hospitals and health plans.

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
Our direct-to-consumer marketing and telehealth pilot program may be subject to increased regulatory scrutiny.
In September 2025, following the issuance of a presidential memorandum, the FDA issued a large wave of untitled letters to numerous pharmaceutical companies across a wide range of products. These letters warned of increased scrutiny of benefit/risk presentations and claims to promote compliance with “fair balance” guidelines in promotional materials, including DTC campaigns, and stated that the FDA intends to take aggressive action to ensure conformity with the law going forward. In addition, the FDA also issued a number of “cease-and-desist” letters to various companies, alleging false or misleading presentations and misbranding, and requiring rapid remedial action. While we have not received such a “cease-and-desist” letter, the increase in enforcement efforts by the FDA could lead us to modify, pause, or withdraw ads, and could delay campaigns, increase compliance costs, or adversely affect demand for our product.
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
Furthermore, we have recently entered into agreements with third party telemedicine providers, pursuant to which our telemedicine providers may prescribe our product or other products in their medical discretion to potential customers via telehealth. Telemedicine faces particularly intense scrutiny from regulators due to numerous cases of companies failing to operate in this space with a properly functioning regulatory and compliance infrastructure and we cannot guarantee that we will be able to maintain relationships with telemedicine providers now or in the future.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Although a recent government shut down occurred from October 1, 2025 through November 12, 2025, it is always uncertain how long any such shutdown will last or whether another shutdown will occur. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Reimbursement may impact the demand for, and the price of, XDEMVY or any other product for which we obtain marketing approval. Assuming we obtain coverage for XDEMVY or another given product by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-

party payers to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (the “FTC Act”), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Though we are not directly subject to HIPAA information privacy and security provisions – other than with respect to providing certain employee benefits, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Activities outside of the U.S. require adherence to local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the UK, as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation (“GDPR”) imposes certain obligations and restrictions on the ability to collect, analyze, use, store, disclose, transfer, or otherwise process personal data, including health-related information from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligations to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities disclosed to the individuals, dealing with restrictions on sharing of personal data with third parties, and the transferring of personal data out of the EU, having contractual arrangements in place where required (such as with clinical trial sites and vendors), reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests, and keeping records of processing activities. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the European Economic Area (“EEA”), Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable EU Member State/UK local law may result in substantial fines, amongst other things (such as notices requiring compliance within a certain timeframe). The GDPR provides for fines and other administrative penalties in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Further, the UK Government may amend/update UK data protection laws, which may result in changes to our business operations and potentially incur commercial cost.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, we had 42,553,931 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (“Securities Act”) and various vesting agreements.
We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrant or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our 2023 ATM Prospectus, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in March 2025, we completed a follow-on public offering of approximately 3.2 million shares of our common stock at a public offering price of $44.50 per share, for aggregate net proceeds of approximately $134.8 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses). In March 2024, we completed a follow-on public offering of approximately 3.3 million shares of our common stock at a public offering price of $32.00 per share and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock at a price of $31.9999 per pre-funded warrant, for aggregate net proceeds of $107.7 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses). In December 2023, we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our 2023 ATM Prospectus. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2025, our officers, directors and the holders of more than 5% of our outstanding stock collectively beneficially own approximately 44% of our common stock. As a result, these stockholders, acting together, will, due to their holdings of our common stock, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Risk Management and Strategy
As of December 31, 2025, we’ve continued to maintain a set of comprehensive cybersecurity and data protection policies and procedures. Our employees and contractors receive regular cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We have capable employees and consultants with significant expertise and certifications in cybersecurity related to our industry. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.
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
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Head of Information Technology (“IT”) who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process. We have a dedicated IT resource with expertise in cybersecurity and risk management who is dedicated to working with our internal IT team on cybersecurity risk management.
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
Item 2. Properties.
As of December 31, 2025, the Company had two active leases with combined square footage of 98,807 for office and laboratory suites in Irvine, California. In December 2024, the Company entered into an agreement to terminate its former facility lease agreements and entered into a new lease agreement both with the same landlord, to relocate its corporate headquarters to another location in Irvine, California for a 10-year lease term. In September 2025, the Company gained access to the new facility, and commenced the new lease, however the Company’s headquarters have not yet been relocated. Construction is still in progress on the new facility and the Company plans to move in during 2026. We believe that this space will be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms (see Note 9).
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been publicly traded on the Nasdaq Global Market LLC under the symbol “TARS” since our IPO on October 15, 2020. Prior to this date, there was no public market for our common stock.
Holders of Common Stock

As of February 17, 2026, the closing price of our common stock on the Nasdaq was $62.78 per share, and there were approximately 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our Annual Meeting of Stockholders within 120 days after December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.
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
Overview
Our Business

We are a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. We launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis, in August 2023 after receiving U.S. Food and Drug Administration (“FDA”) approval in July 2023. Demodex blepharitis is caused by the infestation of Demodex mites. Demodex blepharitis (“blephar” is a reference to eyelid and “itis” is a reference to inflammation) is an ophthalmic lid margin disease characterized by inflammation of the eyelid margin, redness and ocular irritation, including a specific type of eyelash dandruff called collarettes, which are pathognomonic for Demodex blepharitis. Poorly controlled and progressive Demodex blepharitis can lead to corneal damage over time and, in extreme cases, blindness. There may be as many as approximately 25 million people in the U.S. who suffer from Demodex blepharitis. XDEMVY is the first and only therapeutic approved by the FDA and we believe is the definitive standard of care for the treatment of Demodex blepharitis.

XDEMVY targets and eradicates the root cause of Demodex blepharitis - Demodex mite infestation. The active pharmaceutical ingredient (“API”) of XDEMVY, lotilaner, paralyzes and eradicates mites and other parasites through the inhibition of parasite-specific gamma-aminobutyric acid-gated chloride (“GABA-Cl”) channels with no GABA-Cl inhibition in humans.
To date, we have completed seven clinical trials that include a Phase 3 Saturn-2 trial, a Phase 2b/3 Saturn-1 trial, four Phase 2 trials, and a Phase 1 trial for XDEMVY in Demodex blepharitis, all of which met their primary, secondary, and/or certain exploratory endpoints, with the drug well tolerated throughout each trial. We have also completed clinical trials in Demodex blepharitis patients with Meibomian Gland Disease (“MGD”), including the Phase 2a clinical trial (the “Ersa Trial”), and a pilot clinical trial (the “Rhea Trial”) involving an XDEMVY vehicle.

We intend to further advance our pipeline with, e.g., lotilaner API to address several diseases in human medicine, including eye care, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, an investigational sterile aqueous gel formulation of lotilaner for the potential treatment of ocular rosacea, and TP-05, an investigational oral tablet formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.

Recent Business and Corporate Highlights

XDEMVY

•XDEMVY is one of the best-selling prescription eye drops.

◦Net product sales were $151.7 million and $451.4 million for the fourth quarter and full year 2025, respectively.

◦Delivered approximately 130,000 and 400,000 bottles to patients during the fourth quarter and full year 2025, respectively.

◦Maintained over 90% of commercial, Medicare, and Medicaid covered lives and recognized a gross-to-net discount of approximately 44% and 45% in the fourth quarter and full year 2025, respectively.
•Direct-to-consumer (“DTC”) campaign on streaming platforms and network television generated a positive return on investment in 2025 that continues to grow.

Table of Content
◦Unaided awareness of Demodex blepharitis is now approximately 25% versus 2% of patients surveyed at the beginning of the campaign.

•We continued to execute on our category-creating strategy, advancing a robust pipeline.

•Strengthened our leadership with the appointment of David E.I. Pyott, a renowned Biopharmaceutical leader and former Chief Executive Officer and Chairman of Allergan Inc., to the Board of Directors.

◦Mr. Pyott joined our Board of Directors in February 2026 and brings decades of global leadership experience spanning innovative R&D, product development, and commercial execution. He was instrumental in transforming Allergan from a focused eye care business with approximately $1 billion in revenue into a global specialty pharmaceutical and medical device leader generating more than $7 billion in revenue.

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
TP-04 Rosacea, Galatea Trial:
In February 2024, we announced positive topline results from the Galatea trial, a Phase 2a trial evaluating TP-04, an investigational sterile aqueous gel formulation of lotilaner, for the potential treatment of papulopustular rosacea. The positive topline results demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator’s Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated.
After review of the Galatea trial data with the FDA and key opinion leaders (“KOLs”), we decided to pursue development of TP-04 for the potential treatment for ocular rosacea, a highly prevalent and underserved eye disease with no FDA-approved therapy. In December 2025, we initiated a Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027.
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

Table of Content
In February 2024, we announced positive topline results from the Carpo trial, which demonstrated a statistically significant increase in tick mortality compared to vehicle (p<0.001), regardless of treatment arm, and was well tolerated (the “Carpo Trial”). The Carpo Trial was designed to evaluate TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans. The Carpo Trial evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05.
Given ongoing discussions with the FDA about our Lyme disease program, they agreed to our proposed approach for a Phase 2 clinical trial of TP-05 (an investigational oral tablet), which would include several hundred subjects with planned trial initiation expected in the second quarter of 2026. Additionally, the FDA confirmed that a Phase 3 trial would require a disease prevention field study that would likely require the enrollment of thousands of patients. We believe that partnering this program, following completion of the Phase 2 clinical trial, could be the best approach to potentially deliver this prophylactic therapy candidate to patients.

Additional Potential Growth Drivers in 2026 and Beyond:

•In Europe, we are on track for the potential approval of a preservative-free formulation of TP-03 for the potential treatment of Demodex blepharitis expected in 2027.

•Ongoing discussions continue with regulatory authorities in Japan on a potential path to approval of TP-03 for Demodex blepharitis. The Elara prevalence trial showed high prevalence and significant impact of Demodex blepharitis in Japan, consistent with U.S. findings.

•Our partner in Greater China, GrandPharma, expects potential approval of TP-03 for Demodex blepharitis in 2026.

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
To date, we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our initial public offering (“IPO”), our subsequent follow-on public offerings in May 2022 (the “May 2022 Public Offering”), August 2023 (the “August 2023 Public Offering”), March 2024 (the “March 2024 Public Offering”), and March 2025 (the “March 2025 Public Offering”, collectively the “Follow-On Public Offerings”), and our Open Market Sale AgreementTM (the “2023 ATM Prospectus”), as well as proceeds from net product sales, our China Out-License, and drawdowns from the loan and security agreement (the “2024 Credit Facility”) with funds associated with Pharmakon Advisors, LP (“Pharmakon”), and the previous loan and security agreement with Hercules Capital, Inc. and Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the “2022 Credit Facility”, and collectively the “Credit Facilities”).
We have incurred significant net operating losses (“NOLs”) in every year since our inception and expect to continue to incur significant operating expenses as we commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $66.4 million, $115.6 million and $135.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
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

Table of Content
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
Because of the numerous risks and uncertainties associated with drug product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate significant revenue from net product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels.

As of December 31, 2025, our aggregate cash, cash equivalents and marketable securities was $417.3 million – see the section below titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —
Liquidity and Capital Resources.”
Impact of the Macroeconomic Environment
Recent global economic conditions have been marked by significant volatility and heightened trade tensions. In addition, persistent inflationary pressures, a prolonged higher interest rate environment, energy supply disruptions in certain regions, evolving trade policies, regulatory uncertainty, and ongoing and emerging geopolitical conflicts, including war, have contributed to regional and global macroeconomic challenges. These conditions have created uncertainty in global markets and may continue to impact economic conditions for an extended period.
For additional information regarding the potential adverse effects of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition, please see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Table of Content
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Revenues:
Product sales, net	$451,360	$180,059	$271,301
License fees and collaboration revenue	—	2,894	(2,894)
Total revenues	451,360	182,953	268,407

Operating expenses:
Cost of sales	30,684	12,826	17,858
Research and development	64,322	53,386	10,936
Selling, general and administrative	427,323	237,310	190,013
Total operating expenses	522,329	303,522	218,807
Loss from operations before other income (expense)	(70,969)	(120,569)	49,600

Other income (expense):
Interest income	15,747	15,014	733
Interest expense	(8,935)	(7,849)	(1,086)
Loss on debt extinguishment	—	(1,944)	1,944
Other income (expense), net	(202)	(206)	4
Total other income (expense), net	6,610	5,015	1,595
Loss before income taxes	(64,359)	(115,554)	51,195
Provision for income taxes	(2,059)	—	(2,059)
Net loss	$(66,418)	$(115,554)	$49,136
Product Sales, Net
During the year ended December 31, 2025 and 2024, we recognized $451.4 million and $180.1 million, respectively from product sales, net of rebates, chargebacks, discounts, and other adjustments. This increase was primarily driven by approximately 400,000 bottles of XDEMVY delivered to patients during the year ended December 31, 2025, compared to approximately 163,000 bottles delivered to patients in the prior year period, as well as an increase in net sales price compared to the prior period driven primarily by an improvement in the gross-to-net discount as we secured greater payer coverage in 2025.
License Fees and Collaboration Revenue
During the year ended December 31, 2025, we did not recognize any license fees and collaboration revenue. During the year ended December 31, 2024, we recognized $2.9 million of license fees and collaboration revenue including (i) $2.5 million for a termination payment related to the Novation Agreement, and (ii) $0.4 million for a warrant termination payment (see Note 10).
Cost of Sales
During the year ended December 31, 2025 and 2024, we recognized $30.7 million and $12.8 million, respectively, in cost of sales of XDEMVY and gross margins remained consistent at 93% for both periods. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, and freight-in, as well as third-party royalties payable on our product sales, net and amortization of capitalized intangible assets associated with XDEMVY.

Table of Content
Research and Development Expenses

	December 31,		Change
	2025	2024
	(in thousands)
Direct external expenses:
TP-03 program	$12,800	$15,520	$(2,720)
TP-04 program	3,864	1,415	2,449
TP-05 program	2,528	2,602	(74)
Other early-stage programs	3,957	623	3,334
Indirect expenses:
Compensation and personnel-related	36,457	27,591	8,866
Other	4,716	3,135	1,581
Elanco milestone expenses	—	2,500	(2,500)
Total research and development expenses	$64,322	$53,386	$10,936

Research and development expenses increased by $10.9 million for the year ended December 31, 2025, as compared to the prior year period. The increase was due to (i) $8.9 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $3.2 million) for employee additions to drive our product development initiatives, (ii) $1.6 million of increased other indirect expenses, (iii) $3.3 million of increased early-stage programs, and (iv) $2.4 million of increased TP-04 program expenses. These increases were partially offset by (i) $2.7 million of decreased TP-03 expenses, (ii) $2.5 million of decreased milestone expenses related to our in-license agreements in the prior year period (see Note 9) and (iii) $0.1 million of decreased TP-05 program expenses.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $190.0 million for the year ended December 31, 2025, as compared to the prior year period. The increase was primarily due to (i) $112.6 million of increased commercial and marketing costs, including direct to consumer advertising costs, as we expanded our promotional efforts for the commercial launch of XDEMVY, (ii) $46.8 million of increased patient support functions, information technology, legal, and professional expenses, and (iii) $30.6 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $10.6 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY. Additionally, our field sales headcount and associated vendor expenses increased in 2025 due to further growth and expansion of our commercial activities for XDEMVY and other corporate initiatives.
Other Income (Expense), Net
Other income (expense), net increased by $1.6 million for the year ended December 31, 2025, primarily due to $1.9 million of loss on debt extinguishment related to the 2022 Credit Facility, which was recognized in the prior year period, and $0.7 million of increased interest income earned on our cash, cash equivalents and marketable securities. These increases were partially offset by $1.1 million of increased interest expense related to our 2024 Credit Facility.
Provision for Income Taxes
In July 2025, the OBBB Act was enacted in the U.S, which contains a broad range of tax reform provisions affecting businesses, including permitting the immediate expensing of domestic research and development expenditures. Provision for income taxes was $2.1 million for the year ended December 31, 2025, primarily due to state income tax expense resulting from states that do not conform to the OBBB Act and therefore continue to require the capitalization and amortization of domestic research and development expenditures. There was no provision for income taxes recorded during the year ended December 31, 2024.
Comparison of the Years Ended December 31, 2024 and 2023
For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

Table of Content
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from product sales, net, the China Out-License, and drawdowns from our Credit Facilities. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $417.3 million.
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
In March 2025, we completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement pursuant to which we sold 2,808,988 shares of our common stock. The price to the public was $44.50 per share. We also granted the underwriters a 30-day option to purchase up to 421,348 additional shares of our common stock at the public offering price of $44.50 per share, which the underwriters exercised in full in March 2025. We received $134.8 million of aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
Open Market Sales Agreement
During the year ended December 31, 2023, we sold 1,000,000 shares of our common stock for $20.00 per share under a sales agreement prospectus filed in November 2023, pursuant to the 2023 Shelf Registration Statement (defined below) covering the sale of up to $100.0 million of our common stock pursuant to the 2023 ATM Prospectus with Jefferies LLC (“Jefferies”). This resulted in net proceeds of $19.2 million, after deducting broker commissions and offering related expenses. During the years ended December 31, 2024 and 2025, there were no sales of our common stock pursuant to the 2023 ATM Prospectus.
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
As of the date of this filing, we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones and one-time payments of up to an aggregate of $20.0 million ; (ii) China-based TP-03 sales threshold milestones of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales.
Credit Facilities
In April 2024, we executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of our presently existing and subsequently acquired assets. Upon execution, we made a $75.0 million draw from the initial tranche, a portion of which was utilized to repay all outstanding indebtedness associated with the 2022 Credit Facility, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones,

Table of Content
which were met. We did not draw on any of the three additional tranches, each of which expired on December 31, 2024, June 30, 2025, and December 31, 2025.
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
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $426.6 million and $360.2 million as of December 31, 2025 and 2024, respectively.
We believe our cash, cash equivalents and marketable securities of $417.3 million as of December 31, 2025 is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
Shelf Registration Statements
In February 2024, we filed the 2024 Shelf Registration Statement, which permits us to offer and sell from time to time, in one or more series of issuances and on terms that we will determine at the time of the offering, our common stock, preferred stock, debt securities, warrants, units or any combination of such securities.
In November 2023, we filed a shelf registration statement on Form S-3 that was declared effective by the SEC on November 21, 2023, (the “2023 Shelf Registration Statement”), and as part of the 2023 Shelf Registration Statement, we concurrently filed the 2023 ATM Prospectus with Jefferies. The 2023 ATM Prospectus covers the sale of up to $100.0 million of our common stock pursuant to an Open Market Sales AgreementTM we entered into with Jefferies in 2021 (the “ATM Sales Agreement”). Under the terms of the 2023 ATM Prospectus and ATM Sales Agreement, Jefferies will act as the Company’s sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold.
Other Liquidity Risks
While we have generated revenue from the launch of XDEMVY, we could incur operating losses in the future as we expand our clinical development programs for our other product candidates and continue to commercialize XDEMVY. We may also encounter unforeseen expenses, difficulties, complications, delays and other currently unknown factors that could adversely affect our business.
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

Table of Content
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
Lease Commitments
Our operating lease commitments reflect payments due for our active lease agreement in Irvine, California, for office and laboratory suites. As of December 31, 2025, our contractual commitments for our leases were $28.4 million, which will be paid over a remaining lease term of 9.9 years.

Table of Content
Purchase Obligations
As of December 31, 2025, we have entered into manufacturing supply agreements for the commercial supply of XDEMVY. These amounts do not represent all of our anticipated purchases, but instead represent the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts, as follows:

Amounts
2026	$6,221
2027	5,278
2028	6,072
2029	6,193
Thereafter	—
Total	$23,764
Milestone Obligations
The terms of our Eye and Derm Elanco Agreement, All Human Uses Elanco Agreement, Other In-License Agreement, and February 2026 In-License Agreement require us to make future development milestone payments aggregating up to $11.5 million and future commercial and sales-based milestone payments aggregating up to $341.0 million upon our achievement of the specified milestones. The amount and timing of such obligations are unknown or uncertain as of December 31, 2025.
Summary Statement of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,451)	$(83,027)
Investing activities	(42,115)	(199,195)
Financing activities	143,388	154,656
Net increase (decrease) in cash and cash equivalents	$88,822	$(127,566)
Net Cash Used in Operating Activities

Net cash used in operating activities was $12.5 million for the year ended December 31, 2025, which primarily consisted of net loss of $66.4 million, partially offset by net increases in non-cash and other charges of $39.3 million and net operating assets and liabilities of $14.6 million. Our cash outflows primarily related to: (i) $638.8 million of vendor payments, (ii) $109.1 million of personnel-related costs, and (iii) $18.8 million of royalty payments. These cash outflows were partially offset by cash receipts including $734.4 million related to XDEMVY net product sales and $17.5 million from stock-related activities.

Net cash used in operating activities was $83.0 million for the year ended December 31, 2024, which primarily consisted of our net loss of $115.6 million, partially offset by net increases in non-cash and other charges of $28.7 million and net operating assets and liabilities of $3.8 million. Our cash outflows primarily related to: (i) $290.0 million of vendor payments, (ii) $80.1 million of personnel-related costs, and (iii) $6.3 million of royalty payments. These cash outflows were partially offset by cash receipts including $280.7 million related to XDEMVY net product sales and $11.2 million from stock-related activities.
Net Cash Used in Investing Activities

Net cash used in investing activities was $42.1 million for the year ended December 31, 2025, and related to (i) $393.2 million of purchased marketable securities, (ii) $0.9 million of purchased long-term investments, and (iii) $9.9 million of purchased property, plant and equipment. These cash decreases were partially offset by $361.8 million of proceeds from maturities of marketable securities.

Table of Content

Net cash used in investing activities was $199.2 million for the year ended December 31, 2024, and consisted of (i) $262.6 million of purchased marketable securities, (ii) $5.0 million of intangible asset additions, (iii) $3.0 million of purchased long-term investments, and (iv) $1.6 million of purchased property, plant and equipment. These cash decreases were partially offset by $73.0 million of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities

Net cash provided by financing activities was $143.4 million for the year ended December 31, 2025, and consisted of (i) $134.8 million of net proceeds from the issuance of common stock from our March 2025 Public Offering, (ii) $6.3 million of proceeds from employee stock option exercises, and (iii) $2.3 million of proceeds from our Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities was $154.7 million for the year ended December 31, 2024, and consisted of (i) $98.3 million of net proceeds from the issuance of common stock from our March 2024 Public Offering, (ii) $9.4 million from the issuance of pre-funded warrants related to our March 2024 Public Offering, (iii) $75.0 million of proceeds from an initial draw against our 2024 Credit Facility, (iv) $5.6 million of proceeds from employee stock option exercises, and (v) $1.8 million of proceeds from our ESPP. These cash increases were partially offset by $31.9 million of debt extinguishment payments on the 2022 Credit Facility and $3.5 million of cash paid for loan issuance costs on the 2024 Credit Facility.

For a discussion of the statement of cash flows for the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
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

Table of Content
The following table provides a summary of activity with respect to our sales allowances and accruals for the years ended December 31, 2025 and 2024 (in thousands):

	Co-payment Assistance	Chargebacks/ Rebates	Other Deductions
Balance as of December 31, 2023	$3,659	$1,211	$830
Amounts charged against product sales	88,141	40,152	20,365
Payments	(79,674)	(23,762)	(16,879)
Balance as of December 31, 2024	$12,126	$17,601	$4,315
Amounts charged against product sales	164,813	157,264	45,534
Payments	(161,970)	(126,572)	(43,020)
Balance as of December 31, 2025	$14,968	$48,293	$6,829
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in the notes to which they relate within our financial statements.
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2025.

Table of Content
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $417.3 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

As of December 31, 2025, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the year ended December 31, 2025.

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
TARSUS PHARMACEUTICALS, INC.

Table of Content
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tarsus Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

Table of Content

Accrued Commercial and Government Rebates Impacted by Estimated Payer Mix
Description of the Matter	As described in Note 2 to the financial statements, where appropriate, the Company utilizes the expected value method to estimate variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The Company accrues variable consideration for rebates for contractually agreed-upon discounts with commercial payers and mandated discounts under government programs. The Company calculates the accruals for commercial and government rebates based on various assumptions, including payer mix, with actual rebates potentially requiring accrual adjustments affecting net product sales.

Auditing the Company’s estimated payer mix used in the calculation of the accrued commercial and government rebates was especially challenging because it involved subjective management assumptions based on variability of rebates with commercial payers and government programs. Changes in the payer mix assumptions could have a material impact on the accrued commercial and government rebates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accrued commercial and government rebates process. For example, we tested controls over management’s development of the payer mix used in the accrual.

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
Irvine, California

February 23, 2026

Table of Content
TARSUS PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$183,641	$94,819
Restricted cash	560	—
Marketable securities	233,627	196,557
Accounts receivable, net	85,057	46,760
Inventory	4,372	2,620
Other receivables	2,052	1,299
Prepaid expenses	13,473	14,650
Total current assets	522,782	356,705
Restricted cash, non-current	2,002	2,562
Inventory, non-current	2,532	2,533
Property and equipment, net	11,665	2,314
Intangible assets, net	7,366	8,326
Operating lease right-of-use assets	10,080	552
Long-term investments	3,870	3,000
Other assets	1,861	999
Total assets	$562,158	$376,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,387	$9,419
Accrued payroll and benefits	17,779	15,823
Other accrued liabilities	101,529	55,370
Total current liabilities	135,695	80,612
Long-term debt, net	72,438	71,845
Other long-term liabilities	10,599	—
Total liabilities	218,732	152,457
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 42,553,931 shares issued and outstanding at December 31, 2025; 38,349,826 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	769,667	584,559
Accumulated other comprehensive income (loss)	381	179
Accumulated deficit	(426,628)	(360,210)
Total stockholders’ equity	343,426	224,534
Total liabilities and stockholders’ equity	$562,158	$376,991
See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$451,360	$180,059	$14,729
License fees and collaboration revenue	—	2,894	2,718
Total revenues	451,360	182,953	17,447

Operating expenses:
Cost of sales	30,684	12,826	1,593
Research and development	64,322	53,386	50,312
Selling, general and administrative	427,323	237,310	108,700
Total operating expenses	522,329	303,522	160,605
Loss from operations before other income (expense)	(70,969)	(120,569)	(143,158)

Other income (expense):
Interest income	15,747	15,014	10,337
Interest expense	(8,935)	(7,849)	(3,346)
Loss on debt extinguishment	—	(1,944)	—
Other income (expense), net	(202)	(206)	274
Total other income, net	6,610	5,015	7,265
Loss before income taxes	(64,359)	(115,554)	(135,893)
Provision for income taxes	(2,059)	—	—
Net loss	$(66,418)	$(115,554)	$(135,893)

Unrealized gain (loss) on marketable securities and cash equivalents	202	181	72
Comprehensive loss	$(66,216)	$(115,373)	$(135,821)

Net loss per share, basic and diluted	$(1.59)	$(3.07)	$(4.62)
Weighted-average shares outstanding, basic and diluted	41,784,014	37,604,538	29,383,276

See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	26,727,458	$5	$301,732	$(74)	$(108,763)	$192,900
Net loss	—	—	—	—	(135,893)	(135,893)
Recognition of stock-based compensation expense	—	—	19,830	—	—	19,830
Issuance of common stock, net of issuance costs of $6.9 million	6,069,449	—	99,303	—	—	99,303
Issuance of common stock under an at-the-market sale agreement, net of issuance costs of $0.8 million	1,000,000	—	19,199	—	—	19,199
Exercise of vested stock options	136,310	—	592	—	—	592
Issuance of common stock upon the vesting of restricted stock units	206,813	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	71,160	—	985	—	—	985
Other comprehensive income (loss)	—	—	—	72	—	72
Balance as of December 31, 2023	34,211,190	$5	$441,641	$(2)	$(244,656)	$196,988
Net loss	—	—	—	—	(115,554)	(115,554)
Recognition of stock-based compensation expense	—	—	27,818	—	—	27,818
Issuance of common stock, net of issuance costs of $6.7 million	3,281,250	1	98,331	—	—	98,332
Issuance of pre-funded warrants, net of issuance costs of $0.6 million	—	—	9,365	—	—	9,365
Exercise of vested stock options	323,148	—	5,609	—	—	5,609
Issuance of common stock upon the vesting of restricted stock units	440,746	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	93,492	—	1,795	—	—	1,795
Other comprehensive income (loss)	—	—	—	181	—	181
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534
Net loss	—	—	—	—	(66,418)	(66,418)
Recognition of stock-based compensation expense	—	—	41,720	—	—	41,720
Issuance of common stock, net of issuance costs of $9.0 million	3,230,336	—	134,771	—	—	134,771
Exercise of vested stock options	307,192	—	6,280	—	—	6,280
Issuance of common stock upon the vesting of restricted stock units	598,256	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	68,321	—	2,337	—	—	2,337
Other comprehensive income (loss)	—	—	—	202	—	202
Balance as of December 31, 2025	42,553,931	$6	$769,667	$381	$(426,628)	$343,426

See accompanying notes to financial statements.

Table of Content
TARSUS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net loss	$(66,418)	$(115,554)	$(135,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	855	685	744
Amortization of intangible assets	961	540	133
Amortization/accretion of debt-related costs	593	482	385
Stock-based compensation	41,720	27,818	19,830
Loss on debt extinguishment	—	1,944	—
Non-cash lease expense	682	635	541
Net amortization/accretion on marketable securities	(5,482)	(4,213)	(3,163)
Realized/unrealized loss (gain) on equity investments	—	591	(259)
Change in fair value of equity warrants issued by licensee	—	201	(117)
Changes in operating assets and liabilities:
Accounts receivable, net	(38,297)	(30,139)	(16,621)
Inventory	(1,751)	(2,046)	(3,107)
Other receivables	(754)	(206)	2,490
Prepaid expenses	1,716	(7,019)	(2,889)
Other non-current assets	(527)	572	(718)
Accounts payable	6,906	2,544	4,537
Accrued payroll and benefits	1,956	2,578	7,726
Other accrued liabilities	45,389	37,793	8,703
Other long-term liabilities	—	(233)	185
Net cash used in operating activities	(12,451)	(83,027)	(117,493)
Cash Flows From Investing Activities:
Proceeds from sales and maturities of marketable securities	361,800	73,000	174,770
Purchases of marketable securities	(393,186)	(262,628)	(28,664)
Purchases of long-term investments	(870)	(3,000)	—
Intangible asset additions	—	(5,000)	(4,000)
Purchases of property and equipment	(9,859)	(1,567)	(1,502)
Net cash (used in) provided by investing activities	(42,115)	(199,195)	140,604
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	134,771	98,287	99,355
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	—	9,365	—
Proceeds from exercise of stock options	6,280	5,609	592
Proceeds from sale of common stock under employee stock purchase plan	2,337	1,795	985
Proceeds from issuance of common stock under an at-the-market sales agreement, net of paid issuance costs	—	—	19,244
Proceeds from long-term debt	—	75,000	10,000
Payment of debt issuance costs	—	(3,523)	—
Payments for debt extinguishment	—	(31,877)	—
Net cash provided by financing activities	143,388	154,656	130,176
Net increase (decrease) in cash, cash equivalents and restricted cash	88,822	(127,566)	153,287
Cash, cash equivalents and restricted cash at beginning of period	97,381	224,947	71,660
Cash, cash equivalents and restricted cash at end of period	$186,203	$97,381	$224,947
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$10,209	$384	$1,846
Operating lease modification	$—	$1,078	$—
Interest expense paid in cash	$8,342	$7,662	$2,880
Additions of property and equipment included within accounts payable and other accrued liabilities	$1,531	$99	$134
Offering costs included within accounts payable	$—	$21	$—
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
Follow-On Public Offerings
In August 2023, the Company completed a follow-on public offering under its shelf registration statement on Form S-3 (the “2021 Shelf Registration Statement”) of 5,714,285 shares of common stock at a public offering price of $17.50 per share. In September 2023, the underwriters partially exercised the underwriters’ option to purchase additional shares resulting in the Company’s issuance of an additional 355,164 shares of common stock at the public offering price of $17.50 per share. The aggregate net proceeds received by the Company were $99.3 million, after deducting underwriting discounts, commissions, and other offering-related expenses.
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
In February 2024, the Company filed an automatic shelf registration on Form S-3 ASR (the “2024 Shelf Registration Statement”). In March 2024, the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement of 2,812,500 shares of the Company’s common stock, par value $0.0001 per share, and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of its common stock (the “March 2024 Public Offering”). The price to the public was $32.00 per share and $31.9999 per pre-funded warrant, which was the price to the public of each share of common stock sold in the March 2024 Public Offering, minus the $0.0001 exercise price per pre-funded warrant. The pre-funded warrants are exercisable, subject to certain beneficial ownership restrictions, at any time after their original issuance and will not expire; as of December 31, 2025, 312,500 of pre-funded warrants are exercisable. The Company also granted the underwriters a 30-day option to purchase up to 468,750 additional shares of its common stock at the public offering price of $32.00 per share, which the underwriters exercised in full and was completed in March 2024. The aggregate net proceeds received by the Company were $107.7 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
In March 2025, the Company completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement, pursuant to which the Company sold 2,808,988 shares of its common stock at a public offering price of $44.50 per share (the “March 2025 Public Offering”). The Company also granted the underwriters a 30-day option to purchase up to 421,348 additional shares of its common stock at the public offering price of $44.50 per share, which the underwriters exercised in full in March 2025. The aggregate net proceeds received by the Company were $134.8 million, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
Open Market Sales Agreement
As part of the 2023 Shelf Registration Statement, the Company concurrently filed a sales agreement prospectus covering the sale of up to $100.0 million of common stock pursuant to an Open Market Sale Agreement (the “2023 ATM Prospectus”) with Jefferies LLC (“Jefferies”), which replaced the November 1, 2021 Open Market Sale AgreementTM. Under the terms of the 2023 ATM Prospectus, Jefferies will act as the Company’s sales agent and is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
During the years ended December 31, 2025 and 2024, there were no sales of the Company’s common stock pursuant to the 2023 ATM Prospectus. During the year ended December 31, 2023, the Company sold 1,000,000 shares of common stock under the 2023 ATM Prospectus for net proceeds of $19.2 million, after deducting broker commissions and offering-related expenses.
Liquidity
The Company has a limited operating history, has accumulated losses and negative cash flows from operations since inception, and, while it has successfully generated revenues from XDEMVY since its launch in August 2023, the revenue and income potential from the Company’s business and market are unproven. The Company has funded its inception-to-date operations through the Initial Public Offering (“IPO”), subsequent follow-on public offerings, and the 2023 ATM Prospectus, as well as from proceeds from product sales, the development and license agreement (the “China Out-License”), and draws on the current loan and security agreement (the “2024 Credit Facility”) with Pharmakon Advisors, LP (“Pharmakon”) and the previous loan and security agreement with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) (collectively, the “Credit Facilities”). The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements and other liquidity needs for at least 12 months from the issuance date of the accompanying Financial Statements that have been prepared on a going-concern basis.
The Company plans to fund its operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. Management believes the Company could continue to incur operating losses in the future and may be required to raise additional capital to fund its ongoing operations. However, no assurance can be given as to whether financing will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds as required, it may need to delay, reduce, or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license its rights to product candidates in certain territories or indications that it would otherwise prefer to develop and commercialize on its own and/or enter into collaborations and other arrangements to address its liquidity needs, which could materially and adversely affect its business and financial prospects, or even its ability to remain a going concern.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation and Use of Estimates

The accompanying Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and with the rules and regulations of the SEC. Certain prior year amounts have been reclassified to conform to the current year presentation on the Balance Sheets to separately present accounts payable and other accrued liabilities. Certain other immaterial prior year amounts have been aggregated to conform with the current year presentation in the Statements of Operations and Comprehensive Loss. The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these accompanying Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an ongoing basis, management evaluates its estimates including those related to the recognition of revenue, clinical trial accruals, contract manufacturing accruals, expected demand for inventory, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying Financial Statements under different assumptions and conditions.

The Company’s Financial Statements as of and for the year ended December 31, 2025 reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Financial Statements.
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
Restricted Cash
As of December 31, 2025 and 2024, the Company held $2.6 million of restricted cash as collateral for a letter of credit related to the Company’s new office space lease that was executed in December 2024 (see Note 9). Restricted cash that will be held for less than one year is reported in current assets and amounts that will be held for longer than one year are reported in non-current assets on the accompanying Balance Sheets.
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
Marketable securities are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within the accompanying Statements of Stockholders’ Equity until realized. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income. Realized gains and losses as well as credit losses, if any, on marketable securities identified on a specific identification basis are included in other income (expense) in the accompanying Statements of Operations and Comprehensive Loss. The Company evaluates the underlying credit quality and credit ratings of the issuers during the period. To date, the Company has not identified any other-than-temporary declines in fair value of its investments and no credit losses associated with credit risk have occurred or have been recorded. Interest earned on marketable securities is included in interest income within the accompanying Statements of Operations and Comprehensive Loss.
The Company holds a preferred stock investment in a privately-held eye care company that does not meet the criteria for in-substance common stock. Accordingly, the investment is classified within long-term investments in the accompanying Balance Sheets based on the Company’s intent to hold the securities for more than one year. The preferred stock investment is measured under the Accounting Standards Codification 321, Investments— Equity Securities, measurement alternative and is carried at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings. The Company evaluates this investment for such observable price changes at each reporting period.
In December 2025, the Company purchased additional preferred stock of the same investee in a subsequent fundraising round that was executed at the same price and pursuant to the same terms as the Company’s initial investment under the Amended Preferred Stock Purchase Agreement. This transaction represented an orderly transaction for similar securities.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Based on this subsequent financing, the Company concluded that there was no change in the observable price of the preferred stock investment as of December 31, 2025 and 2024.
Additionally, at each reporting period, the Company will assess the investment for possible impairment indicators. If the fair value of the preferred stock investment is determined to be less than its carrying value, the Company will recognize an impairment loss through other income (expense) in the Statements of Operations and Comprehensive Loss. During the years ended December 31, 2025 and 2024, there were no identified impairment indicators that resulted in a change to the fair value of the preferred stock investment.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company’s customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the years ended December 31, 2025 and 2024.
Inventory
Inventories include the costs of material, third-party manufacturing costs, packaging services, and freight-in. Cost is determined on a first-in, first-out basis. Inventory is measured at the lower-of-cost and net realizable value, based on a number of factors including, but not limited to, damage, expiration, or changes in price level.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. The Company evaluates inventory levels that would be sold within one year. The portion of inventory that is not expected to be sold or used within one year is classified as inventory, non-current in the accompanying Balance Sheets.
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
The carrying amounts for financial instruments consisting of cash, cash equivalents, accounts receivable, net, accounts payable and accrued liabilities approximate fair value due to the short maturities for each. As the long-term debt is subject to variable interest rates that are based on market rates which regularly reset, the Company believes that the carrying value of the long-term debt approximates its fair value.
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
Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. Construction-in-progress represents capitalized costs of assets being constructed and is not depreciated until the asset is ready for its intended use, at which point it is reclassified to the appropriate asset category and depreciation commences. The Company evaluates the recoverability of its property and equipment, net whenever events or changes in circumstances of the business indicate that the asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, the Company measures the amount by which the carrying value of the asset exceeds its fair value.
Leases
The Company determines if an arrangement is or contains a lease at inception and evaluates each lease agreement to determine whether the lease is an operating or finance lease. Right-of-use assets (“ROU assets”) represent the Company’s right to control an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the initial non-cancelable lease term, unless there is a renewal option that is reasonably certain to be exercised. The Company uses its incremental borrowing rate at the lease commencement date in determining the discount rate utilized to present value the future minimum lease payments since an implicit interest rate in each at-market lease agreement was not determinable. Lease expense for the Company’s operating leases are recognized on a straight-line basis over the lease term.
The Company’s variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU assets and lease liabilities amounts presented in the accompanying Balance Sheets. The current and non-current portion of the operating lease liability are included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Balance Sheets. Rent expense is allocated to

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
research and development and general and administrative expenses in the accompanying Statements of Operations and Comprehensive Loss.
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
Major Customers
The Company periodically enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. Major customers are defined as customers that individually accounted for greater than 10% of the Company’s revenue. The following table presents each major customer that accounted for more than 10% of the Company’s gross product sales:

	December 31,
	2025	2024	2023
Customer A	63%	47%	13%
Customer B	11%	*	*
Customer C	*	14%	24%
Customer D	*	*	37%
Customer E	*	*	14%
Customer F	*	*	11%
Total gross revenue from major customers	74%	61%	99%
* Represents less than 10% of respective activity.
The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers. The following table presents each major customer that accounted for more than 10% of its accounts receivable, net:

	December 31,
	2025	2024
Customer A	52%	55%
Customer B	14%	*
Customer C	14%	*
Customer D	*	14%
Total accounts receivable from major customers	80%	69%
* Represents less than 10% of respective balance.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Major Suppliers
The Company does not currently own manufacturing facilities and depends on outsourced manufacturing for the production of XDEMVY for commercial use and for the production of its other product candidates for clinical trials. The Company enters into agreements with third-party manufacturers that are approved for the commercial production of XDEMVY and third-party suppliers that are approved for XDEMVY’s active pharmaceutical ingredient. Although there are potential sources of supply other than the Company’s existing manufacturers and suppliers, any new supplier would be required to qualify under applicable regulatory requirements. The loss of certain manufacturers and third-party suppliers could result in a temporary disruption of the Company’s commercialization efforts.
Revenue Recognition
(i) Product Sales, Net
The Company recognizes product sales, net when a customer obtains control of the promised goods or services, which occurs at a point in time, typically upon delivery of the Company’s product to the customer. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as each performance obligation is satisfied.
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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory discount rates, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. During the years ended December 31, 2025, 2024, and 2023, the Company did not recognize any revenue related to material changes in product sales, net related to amounts included in accrued liabilities at the beginning of the period.
The Company categorizes product sales deduction estimates as follows:
Distribution Service Fees: The Company engages with wholesalers and specialty pharmacies to distribute its products to end customers. The Company pays the wholesalers and certain specialty pharmacies a fee for services such as: chargeback administration and service level commitments. The Company estimates the amount of distribution services fees to be paid to the customers and adjusts the transaction price with the amount of such estimate at the time of sale to the customer. An accrued liability is recorded for unpaid distribution service fees.

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
Product Returns: The Company’s customers are contractually permitted to return product within the contractual allowable time, both before and after the applicable expiration date. In the initial sales period, the Company estimates its provision for returns based on the Company’s historical experience and adjusts the transaction price at the time of the product sale to the customer. Once sufficient history has been collected for product returns, the Company will utilize that history to inform its returns estimate. Once the product is returned, it is destroyed since it cannot be resold.
Chargebacks: A chargeback is the difference between the Company’s invoice price to the wholesaler and the wholesaler’s customer’s contract price. The wholesaler tracks these sales and charges back the Company for the difference between the negotiated prices paid between the wholesaler’s customers and the wholesaler’s acquisition cost. The Company estimates the percentage of goods sold that are eligible for chargeback and adjusts the transaction price and accounts receivable at the time of sale of the product to the customer.
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
Rebates: The Company accrues rebates for contractually agreed-upon discounts with commercial payers and mandated discounts under government programs such as the Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Program, and other government health care programs in the U.S. The Company’s estimates for expected utilization of commercial payer rebates are based on data received from its customers. The estimates for rebates under government programs are based on statutory discount rates and expected utilization as well as historical data the Company has accumulated since product launch. The Company calculates the accruals for commercial and government rebates based on various assumptions, including payer mix, with actual rebates potentially requiring accrual adjustments affecting product sales, net. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current period’s activity, plus an accrual balance for known prior periods’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust accruals, which would affect product sales, net in the period of adjustment. An accrued liability is recorded for unpaid rebates related to product for which control has transferred to the customer.
(ii) License Fees and Collaboration Revenue
China Out-License
License fees and collaboration revenue in the accompanying Statements of Operations and Comprehensive Loss have historically been related to the China Out-License that allows the third-party licensee to market the Company’s TP-03 product candidate (representing functional intellectual property) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “China Territory”)— see Note 10. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
Selling, General and Administrative
Selling, general and administrative costs consist of salaries, benefits, stock-based compensation and other personnel-related costs for the Company’s executive, finance, sales and marketing, and other administrative functions. Selling, general and administrative expenses also include sales and marketing costs, including direct-to-consumer (“DTC”) advertising costs, to support the Company’s commercial launch that started in August 2023, consulting fees, legal services, rent and other facilities costs, patient support functions, the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers, and other general operating expenses not otherwise classified as research and development expenses. Advertising costs are expensed as incurred and were $121.2 million, $29.8 million, and $9.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Research and Development Costs
Research and development costs are expensed as incurred or as certain upfront or milestone payments become contractually due to licensors upon the achievement of clinical or regulatory events. Research and development expenses include internal costs directly attributable to in-development programs, including the costs of salaries, payroll taxes, employee benefit and other personnel-related costs (including stock-based compensation expense), license fees, materials, clinical trial site insurance, supplies and the cost of services provided by outside contractors to conduct nonclinical studies, clinical trials and contract manufacturing activities. All costs associated with research and development are expensed as incurred. The Company accrues these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. As it relates to clinical trials, the financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. The Company’s objective is to reflect the appropriate expense in its financial statements by matching those expenses with the period in which the services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial taking into consideration discussions with applicable personnel and outside service providers. The clinical trial accrual is dependent in part upon the timely and accurate reporting of progress and efforts incurred from contract research organizations (“CROs”), contract manufacturers and other third-party vendors. Although estimates are expected to be materially consistent with actual amounts incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed can vary and may result in changes in estimates in any particular period. The Company makes significant judgments and estimates in determining the accrued liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense in the Statements of Operations and Comprehensive Loss when paid or become payable, provided there is no alternative future use of rights in other research and development projects.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for equity awards granted to employees, consultants, and members of its Board of Directors. Stock option awards are at an exercise price of not less than 100% of the fair market value of common stock on the respective date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing market price of the Company’s common stock on the date preceding the award grant-date.
Stock awards granted typically have one to four-year service conditions and a contractual term of 10 years. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones. For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company will recognize compensation expense when performance conditions are achieved or when the Company determines it is probable the performance conditions will be achieved by the end of the requisite service period. Compensation expense will be recognized on a cumulative catch-up basis in the period of achievement, and on a straight-line basis thereafter until the end of the requisite service period. The expense recognized for awards is based on the grant date fair value of a unit multiplied by the number of units expected to be earned with respect to the related performance conditions. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units expected to be earned. Shares of the Company’s common stock are issued on a one-for-one basis for each performance unit earned. In general, performance unit awards vest at the end of the performance period. At each reporting period, the Company reassesses the probability of the achievement of the performance vesting conditions. As applicable, the Company reverses previously recognized expense for unvested awards in the same period of forfeiture.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Comprehensive Loss
Comprehensive loss represents (i) net loss for the periods presented, and (ii) unrealized gains or losses on debt securities included in the Company’s reported marketable securities and cash equivalents.
Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements are discussed below. Outside of the pronouncements below, other recent accounting pronouncements not disclosed in these Financial Statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current financial position, results of operations, or cash flows.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted ASU 2023-09 retrospectively during the year ended December 31, 2025. Refer to Note 12 for the related income tax disclosures.
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
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	129,350	—	—	129,350
Commercial paper	—	39,040	—	39,040
Corporate debt securities	—	70,186	—	70,186
Government-related debt securities	—	4,998	—	4,998
Total assets measured at fair value	$303,044	$114,224	$—	$417,268
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
The fair value and amortized cost of cash equivalents, and available-for-sale investments by major security type are presented in the following table:

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	9,946	1	—	9,947
Total cash equivalents	$183,640	$1	$—	$183,641

Marketable securities:
U.S. Treasury securities	$119,194	$209	$—	$119,403
Commercial paper	39,022	26	(8)	39,040
Corporate debt securities	70,032	154	—	70,186
Government-related debt securities	4,999	—	(1)	4,998
Total marketable securities	$233,247	$389	$(9)	$233,627
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
As of December 31, 2025 and 2024, a majority of the Company’s debt securities had a maturity of 12 months or less. As of December 31, 2025, twenty debt securities had a contractual maturity between one and two years, with an estimated fair market value of $46.9 million and amortized cost of $46.8 million. As of December 31, 2024, eight debt securities had a contractual maturity between one and two years, with estimated fair market value of $19.0 million and amortized cost of $19.0 million.
As of December 31, 2025 and 2024, the Company had seven and ten debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of December 31, 2025 and 2024, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Balance Sheets are summarized below:

Inventory
Inventory consists of the following:

	December 31,
	2025	2024
Current assets:
Work in progress	$1,410	$614
Finished goods	2,962	2,006
Inventory	4,372	2,620
Non-current assets:
Raw materials	2,532	2,533
Inventory, non-current	2,532	2,533
Total inventory	$6,904	$5,153
Property and Equipment, Net
Property and equipment, net consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2025	2024
Furniture and fixtures	$1,335	$1,598
Office equipment	930	1,127
Laboratory equipment	345	167
Leasehold improvements (1)	9,925	794
Manufacturing equipment	1,228	604
Property and equipment, at cost	13,763	4,290
(Less): Accumulated depreciation and amortization	(2,098)	(1,976)
Property and equipment, net	$11,665	$2,314
(1) This balance represents construction in progress for which no depreciation expense has been recognized.
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $0.9 million, $0.7 million, and $0.7 million, respectively. There were no impairments recognized during the years ended December 31, 2025, 2024, and 2023.
Intangible Assets
Intangible assets, net consists of the following:

	December 31,
	2025	2024
Intangible assets, gross	$9,000	$9,000
(Less): Accumulated amortization	(1,634)	(674)
Intangible assets, net	$7,366	$8,326
Intangible assets are amortized to cost of sales over the remaining useful life of 7.7 years as of December 31, 2025, with an initial useful life of 10 years from the date of first commercial sale (see Note 9). Amortization expense for the years ended December 31, 2025, 2024, and 2023 were $1.0 million, $0.5 million and $0.1 million, respectively. There have been no impairments of intangible assets for the years ended December 31, 2025, 2024, and 2023.
As of December 31, 2025, the expected future amortization expense for the Company’s intangible assets is as follows:

Amounts
2026	$961
2027	961
2028	961
2029	961
2030	961
Thereafter	2,561
Total future amortization	$7,366
Other Accrued Liabilities
Other accrued liabilities consists of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)

	December 31,
	2025	2024
Accrued product sales deductions	$68,439	$33,122
Other liabilities	22,179	18,320
Accrued royalty payable	9,100	3,320
Income tax payable, current	1,811	—
Operating lease liability, current	—	608
Other accrued liabilities	$101,529	$55,370
5. STOCKHOLDERS’ EQUITY
2020 and 2016 Equity Incentive Plans
The Company’s Board of Directors and stockholders adopted and approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) in October 2020. The 2020 Plan replaced the Company’s 2016 Equity Incentive Plan that was earlier adopted in December 2016 (the “2016 Plan”, collectively the “2020 and 2016 Plans”). However, awards outstanding under the 2016 Plan will continue to be governed by its original terms. The number of shares of the Company’s common stock that were initially available for issuance under the 2020 Plan equaled the initial sum of 9,000,000 shares plus 2,432,980 shares that were then available for issuance under the 2016 Plan. The 2020 Plan provides for the following types of awards: incentive and non-statutory stock options, stock appreciation rights, restricted shares, and restricted stock units.

The number of shares of common stock reserved for issuance under the 2020 Plan are increased automatically on the first business day of each fiscal year, commencing in 2021 and ending in 2030, by a number equal to the lesser of: (i) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (ii) the number of shares determined by the Company’s Board of Directors. In general, to the extent that any awards under the 2020 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2020 Plan, those shares will again become available for issuance under the 2020 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
Employee Stock Purchase Plan

Under the terms of the Company’s 2020 Employee Stock Purchase Plan (“ESPP”), eligible employees can purchase common stock through scheduled payroll deductions. The purchase price is equal to the closing price of the Company’s common stock on the first or last day of the offering period (whichever is less), minus a 15% discount. To determine the value of ESPP expense to be recognized during each offering period, the Black-Scholes option-pricing model is used, in combination with the discounted employee price. A participant may purchase a maximum of 3,000 shares of common stock during a six-month offering period, not to exceed $25,000 at full market value on the offering date during each ESPP year.
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
Common Stock Outstanding and Reserves for Future Issuance
As of December 31, 2025, the Company had 42.6 million shares of common stock issued and outstanding, which excludes 312,500 of pre-funded warrants that remained exercisable at period end and are reserved for future issuance. As of December 31, 2024 the Company had 38.3 million shares of common stock issued and outstanding. Common stockholders have onevote for each share of common stock held and are entitled to receive dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock. For the years ended December 31, 2025, 2024, and 2023, nodividends were declared.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The Company’s total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 ESPP are summarized below:

	December 31,
	2025	2024
Pre-funded warrants to purchase common stock	312,500	312,500
Equity award plans:
Common stock awards reserved for future issuance under the 2020 and 2016 Plans	7,044,164	7,204,677
Common stock awards reserved for future issuance under the ESPP	2,796,609	2,765,942
Stock options issued and outstanding (unvested and vested) under the 2020 and 2016 Plans	5,231,125	5,007,908
Restricted stock units issued and outstanding (unvested) under the 2020 Plan	1,756,329	1,915,281
Performance stock units issued and outstanding (unvested) under 2020 Equity Incentive Plan	724,793	—
Total shares of common stock reserved	17,865,520	17,206,308
6. STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
Stock-based compensation expense was recognized in the accompanying Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$697	$603	$190
Research and development	10,035	6,804	5,833
Selling, general and administrative	30,988	20,411	13,807
Total stock-based compensation	$41,720	$27,818	$19,830
Stock-based compensation expense was recognized by equity type as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options	$13,816	$15,182	$13,032
Restricted stock units	17,676	11,800	6,508
Performance stock units	9,232	—	—
Employee stock purchase plan	996	836	290
Total stock-based compensation	$41,720	$27,818	$19,830

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
As of December 31, 2025, total unrecognized stock-based compensation expense and average remaining vesting period by equity type is as follows:

	Unrecognized Compensation Expense ($)	Average Remaining Vesting Period (Years)
Stock options	27,002	2.26
Restricted stock units	43,214	2.69
Performance stock units	23,218	2.00
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Year Ended December 31,
	2025	2024	2023
Exercise price	$39.99 to $79.44	$20.16 to $50.40	$12.48 to $18.78
Risk-free interest rate	3.78% to 4.53%	3.57% to 4.65%	3.38% to 4.83%
Expected volatility	65.8% to 68.6%	69.3% to 71.6%	69.7% to 73.3%
Weighted-average grant-date fair value per stock option	$45.78	$35.60	$15.49
Stock Option Activity
Stock option activity during the year was as follows:

	Number of Shares	Weighted-Average Exercise Price/Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding - December 31, 2024	5,007,908	19.29	6.91	180,669
Granted	583,236	45.78
Exercised	(307,192)	20.64
Forfeited	(52,827)	24.66
Outstanding - December 31, 2025	5,231,125	22.11	6.26	312,647
Vested - December 31, 2025	3,868,858	17.76	5.52	248,052
Unvested - December 31, 2025	1,362,267	34.46	8.35	64,594
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2025.
The total grant-date fair value of options that vested during the years ended December 31, 2025, 2024, and 2023, was $14.2 million, $13.5 million, and $13.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $10.1 million, $7.0 million, and $1.6 million, respectively.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Restricted Stock Unit Activity
Restricted stock unit activity during the year was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding - December 31, 2024	1,915,281	24.41
Granted	568,636	46.51
Vested	(598,256)	23.62
Forfeited	(129,332)	24.47
Outstanding - December 31, 2025	1,756,329	31.83
The total grant-date fair value of restricted stock units that vested during the years ended December 31, 2025, 2024, and 2023, was $14.1 million, $7.3 million, and $3.7 million, respectively.
Performance Stock Unit Activity
During the year ended December 31, 2025, the Company granted certain employees performance stock units. During the third quarter of 2025, the Company began recognizing stock-based compensation expense related to a performance condition that was determined to be probable of achievement.
Performance stock unit activity during the year was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding - December 31, 2024	—	—
Granted	724,793	44.77
Outstanding - December 31, 2025	724,793	44.77
7. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024	2023
Net loss	$(66,418)	$(115,554)	$(135,893)
Weighted-average shares — basic and diluted(1)	41,784,014	37,604,538	29,383,276
Net loss per share — basic and diluted	$(1.59)	$(3.07)	$(4.62)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	Year Ended December 31,
	2025	2024	2023
Stock options, unexercised — vested and unvested	5,231,125	5,007,908	4,760,366
Restricted stock units — unvested	1,756,329	1,915,281	1,708,725
Total	6,987,454	6,923,189	6,469,091

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
8. SEGMENT REPORTING
The Company manages business activities on an aggregated basis and operates in one reportable segment: therapeutics. The therapeutics segment derives revenue primarily through sales of XDEMVY to specialty pharmacies and distributors in the U.S, who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. The segment also generates license fees and collaboration revenue related to the China Out-License (see Note 10). The accounting policies of the therapeutics segment are the same as those described in the summary of significant accounting policies (see Note 2).
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
The following table provides the operating financial results of the therapeutics segment:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$451,360	$180,059	$14,729
License fees and collaboration revenue	—	2,894	2,718
Total revenues	451,360	182,953	17,447
Operating expenses:
Cost of sales	30,684	12,826	1,593
Research and development	64,322	53,386	50,312
Selling and marketing	267,684	140,482	63,301
General and administrative	159,639	96,828	45,399
Total operating expenses	522,329	303,522	160,605
Loss from operations	(70,969)	(120,569)	(143,158)
Other reconciling items(1)	4,551	5,015	7,265
Net loss	$(66,418)	$(115,554)	$(135,893)

Other segment disclosures:
Interest income	$15,747	$15,014	$10,337
Interest expense	$(8,935)	$(7,849)	$(3,346)
Depreciation and amortization expense	$1,816	$1,225	$877
(1) Other reconciling items primarily includes interest income, interest expense, and provision for income taxes. For the year ended December 31, 2024, other reconciling items also included loss on debt extinguishment.

9. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of December 31, 2025, the Company had two active leases with a combined square footage of 98,807 for office and laboratory suites in Irvine, California.
In December 2024, the Company entered into an agreement to terminate its former facility lease agreements (the “Former Lease”) and concurrently entered into a new lease agreement (the “Current Lease”), both with the same landlord, to relocate its corporate headquarters to another location in Irvine, California under a 10-year lease term. In September 2025, the Company obtained access to the new facility, and commenced the Current Lease; however, the Company’s headquarters have

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
not yet been relocated. Construction remains in progress on the new facility and the Company plans to relocate its headquarters during 2026. Lease payments under the Current Lease began in November 2025. Base rent under the Current Lease is $2.5 million for the first year and is subject to annual increases of 3% thereafter. Upon commencement of the Current Lease, the Company became entitled to base rent abatement for the first five full calendar months for an aggregate amount of $0.7 million. The Current Lease also provides a tenant improvement allowance, not to exceed approximately $5.8 million, and to be applied toward construction costs of the premises. The tenant improvement allowance must be used within one year of the Current Lease commencement date, after which any unused portion will be forfeited with no further obligation by the landlord. As of December 31, 2025, the landlord had not paid any of the tenant improvement allowance.
Upon execution of the Current Lease, the Company provided the landlord a letter of credit for $2.6 million to serve as a security deposit. Provided that no defaults occur and the Company meets certain financial milestones for certain time periods, the security deposit can subsequently be reduced.
The components of total lease expense for the Company’s lease agreements are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$1,490	$835	$705
Variable lease expense	645	472	391
Total lease expense	$2,135	$1,307	$1,096
Other information related to the Company’s lease agreements are as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating leases	$858	$799	$884
Remaining lease term (years)	9.9	0.8	3.1
Discount rate	11.4%	11.0%	10.0%
The below table summarizes as of December 31, 2025 the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments, as follows:

Amounts
2026	$2,021
2027	2,625
2028	2,704
2029	2,783
2030	2,869
Thereafter	15,396
Total future lease payments, undiscounted	28,398
(Less): Imputed interest	(11,956)
(Less): Tenant improvement allowance	(5,843)
Present value of operating lease payments	$10,599
Operating lease liability, current	—
Operating lease liability, non-current	10,599
Total operating lease liability	$10,599

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
In-License Agreements
Elanco In-License Agreement for Skin and Eye Disease or Conditions in Humans
In January 2019, the Company executed a license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 (the “Eye and Derm Elanco Agreement”). The Company has sole financial responsibility for related development, regulatory, and commercialization activities.
The Company made cash payments to Elanco under the Eye and Derm Elanco Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Statements of Operations and Comprehensive Loss.
In August 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. and in September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in net product sales of XDEMVY. These respective milestone payments were recorded to intangible assets, net in the accompanying Balance Sheets as of December 31, 2025 and 2024.
The Company is obligated to make potential future cash payments to Elanco of $2.0 million under the Eye and Derm Elanco Agreement upon achievement of the last clinical milestone in the treatment of human skin diseases using lotilaner and a maximum of $70.0 million for various commercial and sales threshold milestones for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner.
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
In addition, the Company is obligated to pay tiered contractual royalties in the mid to high single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. The Company’s accrued royalties payable are recorded to cost of sales in the accompanying Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024, and 2023 and other accrued liabilities in the accompanying Balance Sheets as of December 31, 2025 and 2024. Royalty expense during the years ended December 31, 2025, 2024, and 2023 was $24.6 million, $9.0 million, and $0.7 million, respectively.
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
The Company made cash payments under the All Human Uses Elanco Agreement of $0.5 million related to a clinical milestone that was triggered in December 2022 upon enrollment of the first patient in the Phase 2a Carpo trial, for the potential treatment of Lyme disease. The Company is required to make potential future cash payments under this agreement upon the achievement of various clinical milestones up to an aggregate maximum of $4.0 million and various commercial and sales threshold milestones for an aggregate maximum of $77.0 million. In addition, the Company will be obligated to pay contractual royalties in the single digits of its product sales, net. If the Company receives certain types of payments from its

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
sublicensees, it will also be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license.
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses (the “In-License Agreement”), and concurrently made an upfront payment of $2.5 million, which was recorded to research and development expense in the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. As of December 31, 2025, the Company is obligated to make potential future cash payments under the In-License Agreement of $3.0 million upon the achievement of an event-based development milestone and up to $102.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed from the compound, developed, manufactured, and commercialized via the In-License Agreement, will also be subject to incremental royalty rates in the range of mid to high single digits.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The assessment of the initial transaction price for the China Out-License included an analysis of amounts the Company expected to receive, which at contract inception consisted of: (i) a $15.0 million upfront cash payment; (ii) a $10.0 million second cash payment; (iii) a $10.0 million milestone that was determined to be within the control of the Company; and (iv) $1.2 million representing the initial fair value of equity warrants.
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
In February 2023, a specified milestone event was triggered based upon the signing of an agreement for which the Company has no ongoing obligations, resulting in $2.5 million recognized as license fees and collaboration revenue in the accompanying Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.
In February 2024, LianBio announced its plan to wind down its operations and in March 2024 made a special cash dividend payment to the Company of $0.7 million (equivalent to $4.80 per share). In March 2024, the Company executed an agreement with GrandPharma and LianBio (the “Novation Agreement”) to transition the rights to develop and commercialize TP-03 in China for Demodex blepharitis and MGD from LianBio to GrandPharma. Upon execution of the Novation Agreement, the China Out-License with LianBio was assigned to GrandPharma with a one-time payment of $2.5 million (the “Termination Payment”) made to the Company from LianBio in April 2024. This Termination Payment was recorded as license fees and collaboration revenue in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2024. The Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China.
Simultaneous with the execution of the Novation Agreement, the Company entered into a warrant termination agreement (the “Warrant Termination Agreement”) pursuant to which the Company received a cancellation payment of $0.4 million (the “Warrant Cancellation Payment”). This Warrant Cancellation Payment was recorded as license fees and collaboration revenue in the accompanying Statement of Operations and Comprehensive Loss for the year ended December 31, 2024.
Through December 31, 2025, the Company received aggregate payments from LianBio totaling $86.1 million, comprised of (i) $15.0 million of initial consideration, (ii) $67.5 million for the achievement of specified milestones, (iii) $2.5 million upon execution of the Novation Agreement, (iv) $0.4 million upon execution of the Warrant Termination Agreement, and (v) $0.7 million related to a special cash dividend.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
As of December 31, 2025, the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones of up to an aggregate of $20.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of December 31, 2025.
11. CREDIT FACILITY AGREEMENTS
In April 2024, the Company executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of the Company’s presently existing and subsequently acquired assets. Upon execution, the Company made a $75.0 million draw from the initial tranche of the 2024 Credit Facility, a portion of which was utilized to repay all outstanding indebtedness on the Credit Facility with Hercules and SVB (the “2022 Credit Facility”), resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones, which were met. The Company did not draw on any of the three additional tranches of $25.0 million, $50.0 million and $50.0 million, respectively, each of which expired on December 31, 2024, June 30, 2025 and December 31, 2025.
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
As of December 31, 2025, 2024 and 2023, the effective interest rates for the full term of the Credit Facilities was 11.99%, 12.61%, and 11.96%, respectively. The Company recognized interest expense in the accompanying Statements of Operations and Comprehensive Loss in connection with the Credit Facilities as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense for long-term debt	$8,342	$7,367	$2,961
Accretion of end of term charge	—	80	264
Amortization of debt issuance costs	593	402	121
Total interest expense	$8,935	$7,849	$3,346
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

	December 31,
	2025	2024
Long-term debt, gross	$75,000	$75,000
Debt issuance costs	(3,523)	(3,523)
Accumulated amortization of debt issuance costs	961	368
Long-term debt, net	$72,438	$71,845

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
12. INCOME TAXES
The components of loss from operations before income tax provision were as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$(64,359)	$(115,554)	$(135,893)
Total	$(64,359)	$(115,554)	$(135,893)
The U.S. federal, state, and local income tax provision is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$—	$—	$—
State and local	2,059	—	—
Total current income tax provision	2,059	—	—

Deferred:
U.S. federal	—	—	—
State and local	—	—	—
Total deferred income tax provision	—	—	—
Total income tax provision	$2,059	$—	$—
A reconciliation of income taxes was computed by applying the U.S. federal statutory income tax rate in each period to the pretax loss for the years ended December 31, 2025, 2024 and 2023, and adjusted for certain classes of transactions, as summarized below:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
US federal statutory tax rate	$(13,487)	21.0%	$(24,266)	21.0%	$(28,538)	21.0%
State and local income taxes, net of federal income tax effect(1)	1,626	(2.5)%	—	—%	—	—%
Research and development tax credits	1,162	(1.8)%	(237)	0.2%	(2,321)	1.7%
Nontaxable or non-deductible items:
Share-based payment awards	(3,177)	4.9%	(1,290)	1.1%	579	(0.4)%
Executive compensation	4,231	(6.6)%	2,679	(2.3)%	1,691	(1.2)%
Other	306	(0.5)%	(1)	—%	209	(0.2)%
Changes in valuation allowances	11,398	(17.7)%	23,115	(20.0)%	28,380	(20.9)%
Effective tax rate	$2,059	(3.2)%	$—	—%	$—	—%
(1) Before the valuation allowance, various states made up the majority (greater than 50 percentage) of the tax effect in this category, including Pennsylvania for 2025; Pennsylvania, California and Massachusetts for 2024; and Tennessee and Pennsylvania for 2023. The cash paid for income taxes (net of refunds) during the year was $0.1 million for federal tax and $0.2 million for state and local taxes.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
The tax effects of significant items comprising the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$41,461	$33,677
Research and development credit carryforwards	6,986	8,642
Capitalized research and development	7,959	21,734
Charitable contributions	27,692	8,842
Intangible assets	3,575	3,658
Stock-based compensation	6,877	4,760
Accruals	13,638	6,764
Operating lease liability	4,361	151
Other, net	124	169
Total deferred tax assets before valuation allowance	112,673	88,397
(Less): Valuation allowance	(107,935)	(88,043)
Total deferred tax assets	$4,738	$354
Deferred tax liabilities, net:
Operating lease right-of-use assets	(4,224)	(137)
Fixed assets	(186)	(217)
Prepaid expenses	(328)	—
Net deferred tax asset	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance against its net deferred tax assets due to the uncertainty that such assets will be realized and evaluates the recoverability of its deferred tax assets on at least an annual basis. The Company has determined that its deferred tax assets, with the exception of amounts supported by the reversal of taxable temporary differences, are not realizable. Consequently, the Company has recorded a valuation allowance on deferred tax assets of $107.9 million and $88.0 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company has U.S. federal, state, and local net operating loss (“NOL”) carryforwards of approximately $176.1 million and $105.9 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can be carried forward for up to 20 years, while NOLs generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against taxable income. The Company’s total U.S. federal NOL of $176.1 million will not expire but will only be able to offset 80% of future taxable income within each year. The other state and local NOLs will begin to expire in 2033. At December 31, 2025, the Company had U.S. federal and other state research and development tax credits of $6.9 million and $2.2 million, respectively. The Company’s U.S. federal research and development tax credits begin to expire in 2040 unless previously utilized, and the other state and local credit carryforwards do not expire.

The Internal Revenue Code (“IRC”) Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an ownership change analysis, which resulted in some ownership changes. Of the total U.S. federal, state, and local NOLs of $176.1 million and $105.9 million respectively, $174.6 million and $105.0 million are available as of December 31, 2025 to offset future taxable income. The remaining $1.5 million and $0.9 million will become available in future years. If a requisite ownership change occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes a tax benefit from an uncertain tax position when it is more-likely-than-not that it will be sustained upon examination by tax authorities. As of December 31, 2025, the Company had gross unrecognized tax benefits of $4.3 million, none of which would affect the effective tax rate if recognized. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties in the accompanying Balance Sheets at December 31, 2025 and has not recognized interest and/or penalties in the accompanying Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 or 2024.
The following table summarizes the changes to the gross unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$4,750	$3,928	$3,393
Additions related to current year positions	242	986	468
Additions related to prior year positions	—	—	67
Decreases related to prior year positions	(713)	(164)	—
Balance at end of year	$4,279	$4,750	$3,928
The Company is subject to taxation in the U.S. Federal jurisdiction and various states. All tax years from inception are subject to examination by federal and state tax authorities. Further, the Company is not currently under examination by any federal, state, or local tax authority.
13. RELATED PARTY TRANSACTIONS
Equity Investment in Privately-Held Eye Care Company
In April 2024, the Company participated in an equity financing round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement, the Company purchased $3.0 million of preferred stock. In December 2025, pursuant to the terms of an Amended Preferred Stock Purchase Agreement, the Company purchased an additional $0.9 million of preferred stock, resulting in a total investment of $3.9 million and representing a small minority equity interest in this private company. Dr. Azamian, the Company’s CEO and Chair of the Board, and Dr. Link, a member of the Company’s Board of Directors, serve on the board of this private company.
14. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) tax-deferred savings plan which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the IRC. The Company has elected to make discretionary matching contributions of 5% of employee contributions up to a maximum annual compensation limit of $350,000. For the years ended December 31, 2025, 2024, and 2023, the Company’s matching contributions were $3.7 million, $2.2 million, and $1.1 million, respectively, as reported in the accompanying Statements of Operations and Comprehensive Loss.
15. SUBSEQUENT EVENT
Other In-License Agreements for All Diagnostic, Prophylactic, and Therapeutic Uses in Humans
On February 2, 2026, the Company executed two new in-license agreements from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize several compounds for all diagnostic, prophylactic, and therapeutic uses, except for a specific field carve-out for a small minority of the compounds to be retained by the licensor (collectively, the “February 2026 In-License Agreements”). In aggregate, the Company made an upfront payment of $2.0 million upon execution of the license agreements in February 2026, and is obligated to make potential future cash payments of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
$2.5 million upon the achievement of event-based development milestones, and up to $92.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed, manufactured, and commercialized in conjunction with the February 2026 In-License Agreements will also be subject to incremental tiered royalty rates in the mid single digits.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025. The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the three months ended December 31, 2025, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tarsus Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Tarsus Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tarsus Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 23, 2026

Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
As previously disclosed, in December 2024, Bobak Azamian, our Chief Executive Officer adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the sale of up to 24,000 shares of common stock held by Dr. Azamian between March 24, 2025, and March 23, 2026. During the year ended December 31, 2025, Dr. Azamian sold all 24,000 shares under this plan and it was subsequently terminated. In December 2025, Dr. Azamian, adopted a new Rule 10b5-1 trading plan. The plan provides for the sale of up to 60,000 shares of common stock held by Dr. Azamian between March 24, 2026 and March 24, 2027.
On November 13, 2025, Seshadri Neervannan, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 18,027 shares of common stock held by Dr. Neervannan between March 4, 2026 and March 16, 2026.
In September 2025, Dianne Whitfield, our Chief Human Resources Officer, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the sale of up to 57,925 shares of common stock held by Ms. Whitfield between December 16, 2025 and April 1, 2026. For the year ended December 31, 2025, Ms. Whitfield sold 7,397 shares pursuant to this Rule 10b5-1 trading plan. In January 2026, Ms. Whitfield sold an additional 15,565 shares under the plan. On January 20, 2026, Ms. Whitfield cancelled the Rule 10b5-1 trading plan, at which time 34,963 shares remained unsold under this plan.
In September 2025, William Link, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 50,000 shares of common stock held by Dr. Link between December 15, 2025 and December 14, 2026. For the year ended December 31, 2025, Dr. Link sold 12,500 shares under this plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2025 (the “Proxy Statement”), and is incorporated in this Annual Report on Form 10-K by reference.
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
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

(1) Financial Statements (included in Part II of this Annual Report on Form 10-K):

•Report of Independent Registered Public Accounting Firm
•Balance Sheets
•Statements of Operations and Comprehensive Loss
•Statements of Stockholder’s Equity
•Statements of Cash Flows
•Notes to Financial Statements

(2) Financial Statement Schedules:
All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements
(b) The following exhibits are included herein or incorporated herein by reference:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-39614	3.1	October 20, 2020
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-39614	3.2	October 20, 2020
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-249076	4.1	October 9, 2020
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-39614	4.2	March 14, 2022
4.3	Amended and Restated Investors’ Rights Agreement, dated September 24, 2020, by and among the Registrant and the other parties thereto.	S-1/A	333-249076	4.2	October 9, 2020
4.4	Form of Pre-Funded Warrant.	8-K	001-39614	4.1	March 1, 2024
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-249076	10.1	October 9, 2020
10.2#	Tarsus Pharmaceuticals, Inc. 2016 Stock Plan, as amended and forms of agreements thereunder.	S-1	333-249076	10.2	September 25, 2020
10.3#	Tarsus Pharmaceuticals, Inc. 2020 Equity Incentive Plan and form of agreements thereunder.	S-8	333-249571	99.2	October 20, 2020
10.4#	Tarsus Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-249571	99.3	October 20, 2020
10.5#	Amended and Restated Offer Letter, dated October 8, 2020, between the Registrant and Bobak Azamian, M.D., Ph.D.	S-1/A	333-249076	10.5	October 9, 2020
10.6#	Offer Letter, dated June 4, 2020, between the Registrant and Seshadri Neervannan, Ph.D.	S-1	333-249076	10.7	September 25, 2020
10.7#	Offer Letter, dated June 22, 2020, between the Registrant and Aziz Mottiwala.	S-1	333-249076	10.9	September 25, 2020
10.8#	Office Lease, dated May 28, 2020, between the Registrant and Discovery Business Center LLC.	S-1	333-249076	10.13	September 25, 2020
10.9#	Management Cash Incentive Plan.	S-1/A	333-249076	10.15	October 9, 2020
10.10†	Development and License Agreement, dated March 26, 2021, between the Registrant and LianBio Ophthalmology Limited.	10-Q	001-39614	10.1	May 11, 2021
10.11†	Amended and Restated License Agreement, dated June 3, 2022, between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.1	August 11, 2022
10.12^	Amended and Restated License Agreement, dated June 3, 2022,between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.2	August 11, 2022
10.13#	Offer Letter, dated March 6, 2023 by and between the Registrant and Jeffrey Farrow.	10-K	001-39614	10.19	February 27, 2024
10.14#	Form of Executive Severance and Change in Control Agreement.	10-Q	001-39614	10.2	August 10, 2023
10.15	Loan and Security Agreement, dated April 19, 2024, among Registrant and Biopharma Credit PLC, Biopharma Credit Investments V (Master) LP, and BPCR Limited Partnership.	10-Q	001-39614	10.1	August 8, 2024
10.16	Office Lease Termination Agreement, dated December 16, 2024, between the Registrant and Discovery Business Center LLC.	10-K	001-39614	10.24	February 25, 2025
10.17†	Office Lease Agreement, dated December 16, 2024, between the Registrant and Spectrum Terrace III LLC.	10-K	001-39614	10.25	February 25, 2025
10.18#†	Offer Letter, dated October 31, 2024, between the Registrant and Elizabeth Yeu.	10-K	001-39614	10.26	February 25, 2025
10.19†	Novation and Termination Agreement, dated March 26, 2024, by and among the Registrant, LianBio Development (HK) Limited, LianBio, Shanghai LianBio Development Co., Ltd., Xi An Grand Chang An Pharmaceutical Co., Ltd., and Grand Pharmaceutical Group Limited.	10-K	001-39614	10.27	February 25, 2025

10.20	Amendment, dated May 1, 2025, to Amended and Restated License Agreement, dated June 3, 2022, between the Registrant and Elanco Tiergesundheit AG.	10-Q	001-39614	10.1	August 6, 2025
19.1^	Tarsus Pharmaceuticals, Inc. Insider Trading Policy	10-K	001-39614	19.1	February 25, 2025
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Tarsus Pharmaceuticals, Inc. Policy for the Recovery of Erroneously Awarded Compensation.	10-K	001-39614	97.1	February 27, 2024
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
^	Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on February 23, 2026.

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

Signature	Title	Date

/s/ Bobak Azamian, M.D., Ph.D.	President, Chief Executive Officer and Chairman	February 23, 2026
Bobak Azamian, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jeffrey Farrow	Chief Financial Officer and Chief Strategy Officer	February 23, 2026
Jeffrey Farrow	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bhaskar Chaudhuri, Ph.D.	Director	February 23, 2026
Bhaskar Chaudhuri, Ph.D.

/s/ Andrew Goldberg, M.D.	Director	February 23, 2026
Andrew Goldberg, M.D.

/s/ Katherine Goodrich, M.D.	Director	February 23, 2026
Katherine Goodrich, M.D.

/s/ William J. Link, Ph.D.	Director	February 23, 2026
William J. Link, Ph.D.

/s/ Scott Morrison	Director	February 23, 2026
Scott Morrison

/s/ David E. I. Pyott	Director	February 23, 2026
David E. I. Pyott

/s/ Wendy Yarno	Director	February 23, 2026
Wendy Yarno