Form 10-Q
period 2026-03-31
Tarsus Pharmaceuticals, Inc.
filed 2026-05-06
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to ____
Commission File Number: 001-39614
TARSUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4717861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17700 Laguna Canyon Road, Floor 4
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

As of May 1, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 43,023,959.

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
•The development and commercialization of our product or our product candidates, including XDEMVY for the treatment of Demodex blepharitis, TP-04 for the potential treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco Tiergesundheit AG (“Elanco”). If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.
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
•Unfavorable global and geopolitical economic conditions, including tariffs, could adversely affect our business, financial condition or results of operations.
•The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,192	$183,641
Restricted cash	—	560
Marketable securities	286,540	233,627
Accounts receivable, net	100,344	85,057
Inventory	4,572	4,372
Other receivables	16,863	2,052
Prepaid expenses	26,718	13,473
Total current assets	537,229	522,782
Restricted cash, non-current	2,001	2,002
Inventory, non-current	2,528	2,532
Property and equipment, net	17,672	11,665
Intangible assets, net	7,126	7,366
Operating lease right-of-use assets	9,994	10,080
Long-term investments	3,870	3,870
Other assets	715	1,861
Total assets	$581,135	$562,158
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,131	$16,387
Accrued payroll and benefits	8,529	17,779
Other accrued liabilities	110,848	101,529
Total current liabilities	143,508	135,695
Long-term debt, net	72,597	72,438
Other long-term liabilities	16,079	10,599
Total liabilities	232,184	218,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 43,021,312 shares issued and outstanding at March 31, 2026 (unaudited); 42,553,931 shares issued and outstanding at December 31, 2025	6	6
Additional paid-in capital	782,838	769,667
Accumulated other comprehensive income (loss)	(298)	381
Accumulated deficit	(433,595)	(426,628)
Total stockholders’ equity	348,951	343,426
Total liabilities and stockholders’ equity	$581,135	$562,158
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$145,387	$78,335
License fees and collaboration revenue	16,667	—
Total revenues	162,054	78,335

Operating expenses:
Cost of sales	9,396	5,211
Research and development	22,351	14,409
Selling, general and administrative	136,429	84,995
Total operating expenses	168,176	104,615
Loss from operations before other income (expense)	(6,122)	(26,280)

Other income (expense):
Interest income	3,722	3,454
Interest expense	(2,128)	(2,213)
Other income (expense), net	(87)	(81)
Total other income (expense), net	1,507	1,160
Provision for income taxes	(2,352)	—
Net loss	$(6,967)	$(25,120)

Unrealized gain (loss) on marketable securities and cash equivalents	(679)	(94)
Comprehensive loss	$(7,646)	$(25,214)

Net loss per share, basic and diluted	$(0.16)	$(0.64)
Weighted-average shares outstanding, basic and diluted	42,956,973	39,345,359

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	42,553,931	$6	$769,667	$381	$(426,628)	$343,426
Net loss	—	—	—	—	(6,967)	(6,967)
Recognition of stock-based compensation expense	—	—	11,967	—	—	11,967
Exercise of vested stock options	45,394	—	1,204	—	—	1,204
Issuance of common stock upon the vesting of restricted stock units	421,987	—	—	—	—	—
Other comprehensive income (loss)		—	—	(679)	—	(679)
Balance as of March 31, 2026	43,021,312	$6	$782,838	$(298)	$(433,595)	$348,951

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534
Net loss	—	—	—	—	(25,120)	(25,120)
Recognition of stock-based compensation expense	—	—	6,930	—	—	6,930
Issuance of common stock, net of issuance costs of $9.0 million	3,230,336	—	134,771	—	—	134,771
Exercise of vested stock options	78,436	—	1,437	—	—	1,437
Issuance of common stock upon the vesting of restricted stock units	336,939	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(94)	—	(94)
Balance as of March 31, 2025	41,995,537	$6	$727,697	$85	$(385,330)	$342,458
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(6,967)	$(25,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	197	220
Amortization of intangible assets	240	240
Amortization of debt-related costs	159	139
Stock-based compensation	11,967	6,930
Non-cash lease expense	77	164
Net amortization/accretion of marketable securities	(849)	(1,314)
Changes in operating assets and liabilities:
Accounts receivable, net	(30,287)	(15,666)
Inventory	(196)	(84)
Other receivables	189	(429)
Prepaid expenses	(13,244)	8,725
Other non-current assets	141	125
Accounts payable	7,714	1,144
Accrued payroll and benefits	(9,250)	(5,890)
Other accrued liabilities	15,457	10,165
Net cash used in operating activities	(24,652)	(20,651)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	74,055	91,218
Purchases of marketable securities	(126,799)	(125,570)
Purchases of property and equipment	(5,818)	(590)
Net cash used in investing activities	(58,562)	(34,942)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	—	135,125
Proceeds from exercise of stock options	1,204	1,437
Net cash provided by financing activities	1,204	136,562
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,010)	80,969
Cash, cash equivalents and restricted cash at beginning of period	186,203	97,381
Cash, cash equivalents and restricted cash at end of period	$104,193	$178,350
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Interest expense paid in cash	$1,969	$2,074
Income taxes paid in cash	$1,934	$—
Additions of property and equipment included within accounts payable and other accrued liabilities	$911	$39
Offering costs included within accounts payable and other accrued liabilities	$—	$354
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business
Tarsus Pharmaceuticals, Inc. (“Tarsus” or the “Company”) is a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis in August 2023, after receiving United States (“U.S.”) Food and Drug Administration (“FDA”) approval in July 2023.
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
During the three months ended March 31, 2026 and 2025, there were no sales of the Company’s common stock pursuant to the 2023 ATM Prospectus.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation and Use of Estimates
The accompanying Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information pursuant to Form 10-Q and with the rules and regulations of the SEC. Accordingly, the accompanying Condensed Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.
The interim Condensed Balance Sheet as of March 31, 2026, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and the Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information. Certain prior year amounts have been reclassified to conform to the current year presentation on the Condensed Statements of Cash Flows to separately present accounts payable and other accrued liabilities.
The financial data and other information disclosed in these notes related to the three month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other interim or annual period.
The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these accompanying Condensed Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an ongoing basis, management evaluates its estimates, including those related to the recognition of revenue, clinical trial accruals, contract manufacturing accruals, expected demand for inventory, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying Condensed Financial Statements under different assumptions and conditions.
The Company’s Condensed Financial Statements as of and for the three months ended March 31, 2026, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.
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
Restricted Cash
Restricted cash relates to collateral for a letter of credit related to the Company’s new office space lease that was executed in December 2024 (see Note 8). Restricted cash that will be held for less than one year is reported in current assets and amounts that will be held for longer than one year are reported in non-current assets on the accompanying Condensed Balance Sheets.
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
The Company holds a preferred stock investment in a privately-held eye care company that does not meet the criteria for in-substance common stock. Accordingly, the investment is classified within long-term investments in the accompanying Condensed Balance Sheets based on the Company’s intent to hold the securities for more than one year. The preferred stock investment is measured under the Accounting Standards Codification 321, Investments— Equity Securities, measurement alternative and is carried at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings. The Company evaluates this investment for such observable price changes at each reporting period.
In December 2025, the Company purchased additional preferred stock of the same investee in a subsequent fundraising round that was executed at the same price and pursuant to the same terms as the Company’s initial investment under the Amended Preferred Stock Purchase Agreement. This transaction represented an orderly transaction for similar securities. Based on this subsequent financing, the Company concluded that there was no change in the observable price of the preferred stock investment.
Additionally, at each reporting period, the Company assesses the investment for possible impairment indicators. If the fair value of the preferred stock investment is determined to be less than its carrying value, the Company will recognize an impairment loss through other income (expense) in the Statements of Operations and Comprehensive Loss. During the three

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
months ended March 31, 2026 and 2025, there were no identified impairment indicators that resulted in a change to the fair value of the preferred stock investment.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company’s customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three months ended March 31, 2026 and 2025.
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
The Company’s variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU assets and lease liabilities amounts presented in the accompanying Condensed Balance Sheets. The current and non-current portion of the operating lease liability are included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Balance Sheets. Rent expense is allocated to research and development and general and administrative expenses in the accompanying Condensed Statements of Operations and Comprehensive Loss.

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
Major Customers
The Company periodically enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. For the three months ended March 31, 2026 and 2025, the Company’s two largest customers each exceeded 10% of total gross product sales. These customers on a combined basis accounted for 79.0% and 72.3% of total gross product sales for the respective periods.
As of March 31, 2026 and December 31, 2025, the Company’s two and three largest customers, respectively, each exceeded 10% of gross accounts receivable. These customers on a combined basis accounted for 75.8% and 79.9% of the accounts receivable balance for the respective periods. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory discount rates, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. During the three months ended March 31, 2026 and 2025, the Company did not recognize any revenue related to material changes in product sales, net related to amounts included in accrued liabilities at the beginning of the period.
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
License fees and collaboration revenue in the accompanying Condensed Statements of Operations and Comprehensive Loss have historically been related to the China Out-License that allows the third-party licensee to market the Company’s TP-03 product candidate (representing functional intellectual property) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “China Territory”) — see Note 9. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense for equity awards granted to employees, consultants, and members of its Board of Directors. Stock option awards are at an exercise price of not less than 100% of the fair market value of common stock on the respective date of grant. The grant date is the date the terms of the award are formally approved by the Company’s Board of Directors or its designee. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards as of the date of grant. The fair value of restricted stock units is representative of the closing market price of the Company’s common stock on the date preceding the award grant date.
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
Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements are discussed below. Outside of the pronouncements below, other recent accounting pronouncements not disclosed in these Condensed Financial Statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current financial position, results of operations, or cash flows.
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
(Unaudited)
Annual Report on Form 10-K for the year ending in 2025. The Company adopted ASU 2023-09 for the year ended December 31, 2025, which expanded its income tax footnote disclosures, including a more detailed effective tax rate reconciliation.
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
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$102,192	$—	$—	$102,192
U.S. Treasury securities	144,964	—	—	144,964
Commercial paper	—	38,086	—	38,086
Corporate debt securities	—	86,036	—	86,036
Government-related debt securities	—	17,454	—	17,454
Total assets measured at fair value	$247,156	$141,576	$—	$388,732
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	129,350	—	—	129,350
Commercial paper	—	39,040	—	39,040
Corporate debt securities	—	70,186	—	70,186
Government-related debt securities	—	4,998	—	4,998
Total assets measured at fair value	$303,044	$114,224	$—	$417,268
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	March 31, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$102,192	$—	$—	$102,192
Total cash equivalents	$102,192	$—	$—	$102,192

Marketable securities:
U.S. Treasury securities	$145,057	$51	$(144)	$144,964
Commercial paper	38,149	4	(67)	38,086
Corporate debt securities	86,133	35	(132)	86,036
Government-related debt securities	17,499	1	(46)	17,454
Total marketable securities	$286,838	$91	$(389)	$286,540
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	9,946	1	—	9,947
Total cash equivalents	$183,640	$1	$—	$183,641

Marketable securities:
U.S. Treasury securities	$119,194	$209	$—	$119,403
Commercial paper	39,022	26	(8)	39,040
Corporate debt securities	70,032	154	—	70,186
Government-related debt securities	4,999	—	(1)	4,998
Total marketable securities	$233,247	$389	$(9)	$233,627
(1) This balance includes cash requirements settled on a nightly basis.
As of March 31, 2026 and December 31, 2025, a majority of the Company’s debt securities had a maturity of 12 months or less. As of March 31, 2026, twenty-nine debt securities had a contractual maturity between one and two years, with an estimated fair market value of $71.3 million and amortized cost of $71.5 million. As of December 31, 2025, twenty debt securities had a contractual maturity between one and two years, with an estimated fair market value of $46.9 million and amortized cost of $46.8 million.
As of March 31, 2026 and December 31, 2025, the Company had seventy and seven debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of March 31, 2026 and December 31, 2025, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	March 31, 2026	December 31, 2025
Current assets:
Work in progress	$1,632	$1,410
Finished goods	2,940	2,962
Inventory	4,572	4,372
Non-current assets:
Raw materials	2,528	2,532
Inventory, non-current	2,528	2,532
Total inventory	$7,100	$6,904
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Furniture and fixtures	$2,810	$1,335
Office equipment	2,020	930
Laboratory equipment	345	345
Leasehold improvements(1)	13,564	9,925
Manufacturing equipment	1,228	1,228
Property and equipment, at cost	19,967	13,763
(Less): Accumulated depreciation	(2,295)	(2,098)
Property and equipment, net	$17,672	$11,665
(1) This balance represents construction in progress for which no depreciation expense has been recognized.
Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively. There were no impairments recognized during the three months ended March 31, 2026 and 2025.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Intangible Assets
Intangible assets, net consists of the following:

	March 31, 2026	December 31, 2025
Intangible assets, gross	$9,000	$9,000
(Less): Accumulated amortization	(1,874)	(1,634)
Intangible assets, net	$7,126	$7,366
Intangible assets are amortized to cost of sales over the remaining useful life of 7.4 years as of March 31, 2026, with an initial useful life of 10 years from the date of first commercial sale (see Note 8). Amortization expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively. There have been no impairments of intangible assets for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2026 (remaining nine months)	$721
2027	961
2028	961
2029	961
2030	961
Thereafter	2,561
Total future amortization	$7,126
Other Accrued Liabilities
Other accrued liabilities consists of the following:

	March 31, 2026	December 31, 2025
Accrued product sales deductions	$70,517	$68,439
Other liabilities	32,499	22,179
Accrued royalty payable	7,269	9,100
Income tax payable, current	563	1,811
Other accrued liabilities	$110,848	$101,529
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of March 31, 2026 and December 31, 2025, the Company had 43,021,312 and 42,553,931 shares of common stock issued and outstanding, respectively, which excludes 312,500 of pre-funded warrants that remained exercisable at both period ends and are reserved for future issuance. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company’s total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan (“ESPP”) are summarized below:

	March 31, 2026	December 31, 2025
Pre-funded warrants to purchase common stock	312,500	312,500
Equity award plans:
Common stock awards reserved for future issuance under the 2020 and 2016 Plans	7,942,416	7,044,164
Common stock awards reserved for future issuance under the 2020 ESPP	3,222,148	2,796,609
Stock options issued and outstanding (unvested and vested) under the 2020 and 2016 Plans	5,631,438	5,231,125
Restricted stock units issued and outstanding (unvested) under the 2020 Plan	1,696,008	1,756,329
Performance stock units issued and outstanding (unvested) under the 2020 Plan	721,325	724,793
Total shares of common stock reserved	19,525,835	17,865,520
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, performance stock units, and the ESPP was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2026	2025
Cost of sales	$196	$135
Research and development	2,992	1,505
Selling, general and administrative	8,779	5,290
Total stock-based compensation	$11,967	$6,930
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended March 31,
	2026	2025
Weighted-average risk-free interest rate	3.84%	4.15%
Weighted-average volatility	64.79%	68.42%
Weighted-average grant-date fair value per stock option	$47.11	$44.88

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock Option Activity
Stock option activity for the period presented is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding — December 31, 2025	5,231,125	22.11	6.26	312,647
Granted	463,060	74.74
Exercised	(45,394)	26.52
Forfeited	(17,353)	33.74
Outstanding — March 31, 2026	5,631,438	26.37	6.26	248,777
Exercisable — March 31, 2026	4,096,233	18.59	5.34	211,213
Unvested — March 31, 2026	1,535,205	47.13	8.73	37,564
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of March 31, 2026.
As of March 31, 2026, there was approximately $44.6 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.8 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2025	1,756,329	31.83
Granted	387,890	76.02
Vested	(421,987)	29.47
Forfeited	(26,224)	31.29
Outstanding — March 31, 2026	1,696,008	42.53
As of March 31, 2026, there was approximately $66.8 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 3.1 years.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Performance Stock Unit Activity
Performance stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2025	724,793	44.77
Granted	2,860	76.20
Forfeited	(6,328)	44.50
Outstanding — March 31, 2026	721,325	44.90
As of March 31, 2026, there was approximately $20.4 million of unrecognized compensation expense related to unvested performance stock units. This expense is expected to be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.3 million and $0.3 million, respectively, for the three months ended March 31, 2026 and 2025.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,967)	$(25,120)
Weighted-average shares outstanding — basic and diluted(1)	42,956,973	39,345,359
Net loss per share — basic and diluted	$(0.16)	$(0.64)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of March 31,
	2026	2025
Stock options, unexercised — vested and unvested	5,631,438	5,352,939
Restricted stock units — unvested	1,696,008	1,931,515
Total	7,327,446	7,284,454
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
The following table provides the operating financial results of the therapeutics segment:

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$145,387	$78,335
License fees and collaboration revenue	16,667	—
Total revenues	162,054	78,335

Operating expenses:
Cost of sales	9,396	5,211
Research and development	22,351	14,409
Selling and marketing	84,481	60,286
General and administrative	51,948	24,709
Total operating expenses	168,176	104,615
Loss from operations	(6,122)	(26,280)
Other reconciling items(1)	(845)	1,160
Net loss	$(6,967)	$(25,120)

Other segment disclosures:
Interest income	$3,722	$3,454
Interest expense	$(2,128)	$(2,213)
Depreciation and amortization expense	$(437)	$(460)
Provision for income taxes	$(2,352)	$—
(1) Other reconciling items primarily includes interest income, interest expense, and provision for income taxes.
8. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of March 31, 2026, the Company had two active leases with a combined square footage of 98,807 for office and laboratory suites in Irvine, California.
In December 2024, the Company entered into an agreement to terminate its former facility lease agreements (the “Former Lease”) and concurrently entered into a new lease agreement (the “Current Lease”), both with the same landlord, to relocate its corporate headquarters to another location in Irvine, California under a 10-year lease term. In September 2025, the Company obtained access to the new facility and commenced the Current Lease; however, the Company’s headquarters had not been relocated as of March 31, 2026.
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
(Unaudited)
Current Lease commencement date, after which any unused portion will be forfeited with no further obligation by the landlord. As of March 31, 2026, the landlord paid $5.3 million of the tenant improvement allowance.
Upon execution of the Current Lease, the Company provided the landlord a letter of credit for $2.6 million to serve as a security deposit. Provided that no defaults occur and the Company meets certain financial milestones for certain time periods, the security deposit can subsequently be reduced. In February 2026, a financial milestone within the lease agreement was achieved and the letter of credit was reduced to $2.0 million.
The components of total lease expense for the Company’s lease agreements are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$802	$173
Variable lease expense	325	124
Total lease expense	$1,127	$297
Other information related to the Company’s lease agreements is as follows:

	March 31, 2026	December 31, 2025
Remaining lease term (years)	9.7	9.9
Discount rate	11.4%	11.4%
Cash paid for the Company’s lease agreements was $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2026 and 2025.
The below table summarizes as of March 31, 2026, the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments, as follows:

Amounts
2026 (remaining nine months)	$1,780
2027	2,625
2028	2,704
2029	2,783
2030	2,869
Thereafter	15,396
Total future lease payments, undiscounted	28,157
(Less): Imputed interest	(11,486)
(Less): Tenant improvement allowance	(592)
Present value of operating lease payments	$16,079
Operating lease liability, current	—
Operating lease liability, non-current	16,079
Total operating lease liability	$16,079
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
In August 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. and in September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in net product sales of XDEMVY. These respective milestone payments were recorded to intangible assets, net in the accompanying Condensed Balance Sheets as of March 31, 2026 and December 31, 2025.
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
In addition, the Company is obligated to pay tiered contractual royalties in the mid to high single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. The Company’s accrued royalties payable are recorded to cost of sales in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025, and other accrued liabilities in the accompanying Condensed Balance Sheets as of March 31, 2026 and December 31, 2025. Royalty expense for the three months ended March 31, 2026 and 2025, was $7.3 million and $3.9 million, respectively.
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
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses (the “October 2024 In-License Agreement”), and concurrently made an upfront payment of $2.5 million, which was recorded to research and development expense in the Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. As of March 31, 2026, the Company is obligated to make potential future cash payments under the October 2024 In-License Agreement of $3.0 million upon the achievement of an event-based development milestone and up to $102.0 million for various commercial and

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
sales threshold milestones. Future annual worldwide net sales of products developed from the compound, developed, manufactured, and commercialized via the October 2024 In-License Agreement, will also be subject to incremental royalty rates in the range of mid to high single digits.
Other In-License Agreements for All Diagnostic, Prophylactic, and Therapeutic Uses in Humans
In February 2026, the Company executed two new in-license agreements from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize several compounds for all diagnostic, prophylactic, and therapeutic uses, except for a specific field carve-out for a small minority of the compounds to be retained by the licensor (collectively, the “February 2026 In-License Agreements”), and concurrently made an upfront payment of $2.0 million which was recorded to research and development expense in the Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026. As of March 31, 2026, the Company is obligated to make potential future cash payments under the February 2026 In-License Agreements of $2.5 million upon the achievement of certain event-based development milestones, and up to $92.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed, manufactured, and commercialized in conjunction with the February 2026 In-License Agreements will also be subject to incremental tiered royalty rates in the mid-single digits.
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
In February 2024, LianBio announced its plan to wind down its operations. In March 2024, the Company executed an agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for Demodex blepharitis and MGD from LianBio to GrandPharma (“the Novation Agreement”) and upon execution of the Novation Agreement, the China Out-License with LianBio was assigned to GrandPharma. The Novation Agreement also amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China.
In March 2026, GrandPharma obtained regulatory approval of TP-03 in the People’s Republic of China (“PRC”), following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company. The Company recognized the $15.0 million milestone achievement in full during the three months ended March 31, 2026, because the milestone related to a single performance obligation that was satisfied upon achievement of the regulatory and patent issuance conditions. The milestone payment was recorded as license fees and collaboration revenue in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2026, and as other receivables in the accompanying Condensed Balance Sheet as of March 31, 2026. GrandPharma is contractually required to pay $1.7 million of China withholding taxes associated with the milestone achievement, which was also recorded to license fees and collaboration revenue and is fully offset by foreign tax expense recorded to provision for income taxes (see Note 11).
Through March 31, 2026, the Company received aggregate payments from the China Out-License totaling $86.1 million, comprised of (i) $15.0 million of initial consideration, (ii) $67.5 million for the achievement of specified milestones, and (iii) $3.6 million related to the transition of the China Out-License from LianBio to GrandPharma.
As of March 31, 2026, the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones of up to an aggregate of $20.0 million (of which $15.0 million was triggered in March 2026 and the Company is awaiting the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
corresponding cash receipt); (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of March 31, 2026.
10. CREDIT FACILITY AGREEMENT
In April 2024, the Company executed the 2024 Credit Facility with Pharmakon, which matures in April 2029. The 2024 Credit Facility is collateralized by substantially all of the Company’s presently existing and subsequently acquired assets. Upon execution, the Company drew $75.0 million from the initial tranche of the 2024 Credit Facility, a portion of which was used to repay all outstanding indebtedness on the Credit Facility with Hercules and SVB, resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively. The Company did not draw on any of the three additional tranches, each of which expired on December 31, 2024, June 30, 2025, and December 31, 2025, respectively.
Under the 2024 Credit Facility, the outstanding principal draws accrue interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor.
As of March 31, 2026 and 2025, the effective interest rates for the full term of the 2024 Credit Facility was 11.75% and 12.32%, respectively. The Company recognized interest expense in the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the 2024 Credit Facility as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense for long-term debt	$1,969	$2,074
Amortization of debt issuance costs	159	139
Total interest expense	$2,128	$2,213
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

	March 31, 2026	December 31, 2025
Long-term debt, gross	$75,000	$75,000
Debt issuance costs	(3,523)	(3,523)
Accumulated amortization of debt issuance costs	1,120	961
Long-term debt, net	$72,597	$72,438
11. INCOME TAXES
The Company recognized income tax expense of $2.4 million for the three months ended March 31, 2026, which was computed using the “discrete” (or “cut-off”) method. The Company did not recognize income tax expense for the three months ended March 31, 2025. The income tax expense for three months ended March 31, 2026 was primarily comprised of state income tax expense of $0.7 million and $1.7 million of foreign withholding tax expense in connection with the Company’s China Out-License and a milestone that was achieved during the three months ended March 31, 2026.
Based on all available objective evidence, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its deferred tax assets as of both March 31, 2026 and December 31, 2025. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company had $4.3 million of unrecognized tax benefits at March 31, 2026 and December 31, 2025, none of which would affect the effective tax rate if recognized.
The Company had no accrual for interest and penalties related to unrecognized tax benefits recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remains open for all years since inception in the U.S. federal, state, and local jurisdictions.
12. RELATED PARTY TRANSACTION
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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our initial public offering (“IPO”), our subsequent follow-on public offerings in May 2022 (the “May 2022 Public Offering”), August 2023 (the “August 2023 Public Offering”), March 2024 (the “March 2024 Public Offering”), and March 2025 (the “March 2025 Public Offering”), collectively the “Follow-On Public Offerings”, as well as proceeds from our sales agreement prospectus (the “2023 ATM Prospectus”), and drawdowns from our loan and security agreement (the “2024 Credit Facility”) with funds associated with Pharmakon Advisors, LP (“Pharmakon”).
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
We intend to further advance our pipeline with, e.g., lotilaner API to address several diseases in human medicine, including eye care, and infectious disease prevention. We are investigating the development of our product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, an investigational sterile aqueous gel formulation of lotilaner for the potential treatment of ocular rosacea and TP-05, an investigational oral tablet formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
In December 2025, we initiated a Phase 2 clinical trial (the “KORE Trial”) evaluating TP-04, a lotilaner-based sterile ophthalmic gel formulation for the potential treatment of ocular rosacea. The KORE Trial continues to progress, with topline results expected in the first half of 2027.
In March 2026, we initiated a Phase 2 clinical trial (the “Calliope Trial”) evaluating TP-05, a novel investigational lotilaner-based oral prophylactic designed to kill ticks before potential disease transmission. Topline results are expected in the first half of 2027, which we believe will have the potential to support a Phase 3-ready package by the end of 2027.
Recent Business and Corporate Highlights
XDEMVY:
•XDEMVY continues to be one of the best-selling prescription eye drops.
◦During the first quarter of 2026, recognized $145.4 million in net product sales, a year-over-year increase of more than 85%.
◦Continued depth of prescribing as eye care professionals (“ECPs”) broaden screening and treatment across a wider range of patients.
•Direct-to-Consumer (“DTC”) campaign drove tremendous engagement and generated an increasingly positive and growing return on investment.
◦Continued to drive millions of visitors to the XDEMVY website and certain increased high-value actions on the website by approximately 40% quarter-over-quarter reflecting strong patient activation and conversion.
•On track to activate approximately 20 new Key Account Leaders by the third quarter of 2026 focusing on driving deeper utilization within high-opportunity eye care practices.
•We maintained strong engagement across key ophthalmology and optometry conferences in the first quarter of 2026, presenting numerous data sets that reinforce the clinical importance of diagnosing and treating Demodex blepharitis and expand how ECPs identify and treat the disease.
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
TP-04 Rosacea for the Potential Treatment of Ocular Rosacea:
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
In February 2024, we announced positive topline results from the Galatea trial, a Phase 2a trial evaluating TP-04, an investigational sterile aqueous gel formulation of lotilaner, for the potential treatment of papulopustular rosacea, for which Demodex mites is believed to be one of the root causes. The positive topline results demonstrated statistically significant improvements (p<0.05) in inflammatory lesions and Investigator’s Global Assessment score (change in baseline and success rate) were observed compared to vehicle at week 12. TP-04 was generally well tolerated.
After review of the Galatea trial data with the FDA and key opinion leaders, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea. In December 2025, we initiated the KORE Trial, evaluating TP-04 for the potential treatment of ocular rosacea with topline results expected in the first half of 2027.
TP-05 for the Potential Prevention of Lyme Disease:
We are exploring the therapeutic potential of TP-05 as a novel investigational lotilaner-based oral prophylactic designed to kill ticks. There are approximately 80 million people in the U.S. at risk of Lyme disease exposure with nearly 30 million of which are moderate to high risk. Further, there are approximately 400,000 reported cases of Lyme disease in the U.S. each year, but it is believed that the actual number of cases could be much higher. We believe TP-05 is currently the only on-demand, oral tablet in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
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

In March 2026, we initiated the Calliope Trial evaluating TP-05, a novel investigational lotilaner-based oral prophylactic designed to kill ticks before potential disease transmission. Topline results are expected in the first half of 2027, which we believe will have the potential to support a Phase 3-ready package by the end of 2027.
The FDA confirmed that a Phase 3 trial would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that partnering this program, following completion of the Calliope Trial, could be the best approach to potentially deliver this prophylactic therapy candidate to patients.
Additional Potential Growth Drivers in 2026 and Beyond:
In March 2026, GrandPharma obtained regulatory approval of TP-03, in the People’s Republic of China (“PRC”), following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to us, which was recorded as license fees and collaboration revenue (see Note 9).
In Europe, we believe we are on track to complete stability work of a preservative-free formulation in 2026 and continue to evaluate the path to approval of TP-03 for the potential treatment of Demodex blepharitis.
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
We have incurred significant net operating losses (“NOLs”) in every year since our inception and expect to continue to incur significant operating expenses as we continue to commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $7.0 million and $25.1 million for the three months ended March 31, 2026 and 2025, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•continue to commercialize XDEMVY and our other product candidates for which we obtain regulatory approvals;
•maintain regulatory approval for XDEMVY and seek regulatory approval for our other product candidates that successfully complete clinical development, if any;
•advance the clinical development of various pipeline programs, including TP-04 for the potential treatment of ocular rosacea and TP-05 for the potential Lyme disease prophylaxis;
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
As of March 31, 2026, our aggregate cash, cash equivalents and marketable securities was $388.7 million – see the section below titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the Macroeconomic Environment
Recent global economic conditions have been marked by significant volatility and heightened trade tensions. In addition, persistent inflationary pressures, a prolonged higher interest rate environment, energy supply disruptions in certain regions, evolving trade policies, including increased tariffs, regulatory uncertainty, and ongoing and emerging geopolitical conflicts, including war, have contributed to regional and global macroeconomic challenges. These conditions have created uncertainty in global markets and may continue to impact economic conditions for an extended period.
See the section titled Risk Factors in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.

Components of our Results of Operations
Comparison of the Three Months Ended

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
Revenues:
Product sales, net	$145,387	$78,335	$67,052
License fees and collaboration revenue	16,667	—	16,667
Total revenues	162,054	78,335	83,719

Operating expenses:
Cost of sales	9,396	5,211	4,185
Research and development	22,351	14,409	7,942
Selling, general and administrative	136,429	84,995	51,434
Total operating expenses	168,176	104,615	63,561
Loss from operations before other income (expense)	(6,122)	(26,280)	20,158

Other income (expense):
Interest income	3,722	3,454	268
Interest expense	(2,128)	(2,213)	85
Other income (expense), net	(87)	(81)	(6)
Total other income (expense), net	1,507	1,160	347
Provision for income taxes	(2,352)	—	(2,352)
Net loss	$(6,967)	$(25,120)	$18,153
Product Sales, Net
During the three months ended March 31, 2026 and 2025, we recognized revenue of $145.4 million and $78.3 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments. This increase in revenue was driven by higher volume and improvement in the gross-to-net discounts.
License Fees and Collaboration Revenue
For three months ended March 31, 2026, we recognized $16.7 million in license fees and collaboration revenue related to (i) a $15.0 million regulatory milestone achievement under the China Out-License (see Note 9) and (ii) $1.7 million of required China withholding tax payable by GrandPharma on the associated milestone (see Note 11). The milestone payment was recorded on a gross basis, which increased license fees and collaboration revenue by $1.7 million, with an equal offsetting amount recorded as foreign tax expense within provision for income taxes. During the three months ended March 31, 2025, we did not recognize any license fees and collaboration revenue.
Cost of Sales
For the three months ended March 31, 2026 and 2025, we recognized $9.4 million and $5.2 million, respectively, in cost of sales for XDEMVY, and gross margins remained consistent at 94% and 93% for the respective periods. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-

party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
Direct external expenses:
TP-03 program	$4,000	$3,081	$919
TP-04 program	775	1,028	(253)
TP-05 program	2,129	700	1,429
Other early-stage programs	842	962	(120)
Indirect expenses:
Compensation and personnel-related	11,447	7,703	3,744
Other	1,158	935	223
Milestone expenses	2,000	—	2,000
Total research and development expenses	$22,351	$14,409	$7,942
Research and development expenses increased by $7.9 million for the three months ended March 31, 2026, as compared to the prior year period. The increase was primarily due to (i) $3.7 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $1.5 million) related to employee additions to drive our product development initiatives, (ii) $2.0 million related to an upfront payment upon execution of a new in-license agreement (see Note 8), and (iii) $1.4 million of increased TP-05 program expenses related to our Calliope Trial that was initiated in March 2026. These increases were partially offset by a decrease of $0.3 million of TP-04 program expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $51.4 million for the three months ended March 31, 2026, as compared to the prior year period. The increase was due to (i) $25.7 million of increased commercial and marketing costs, including DTC advertising costs, as we continue to expand our promotional efforts for XDEMVY’s commercial launch, (ii) $21.2 million of increased patient support functions, information technology, legal, and professional expenses, and (iii) $4.5 million of increased payroll and personnel-related costs (including increased stock-based compensation expense of $3.5 million) for commercial and corporate employee additions to support our business growth and commercial leadership hires for XDEMVY. We expect increased vendor expenses in 2026 due to further growth and expansion of our commercial activities for XDEMVY and other corporate initiatives.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2026 increased by $0.3 million primarily due to increased interest income earned on our cash, cash equivalents and marketable securities.
Income Taxes
In July 2025, the OBBB Act was enacted in the U.S., which contains a broad range of tax reform provisions affecting businesses, including permitting the immediate expensing of domestic research and development expenditures. Provision for income taxes was $2.4 million for the three months ended March 31, 2026, primarily due to (i) $0.7 million of state income tax expense resulting from states that do not conform to the OBBB Act and therefore continue to require the capitalization and amortization of domestic research and development expenditures and (ii) $1.7 million of foreign withholding tax expense in connection with our China Out-License and a milestone that was achieved during the three months ended March 31, 2026. There was no provision for income taxes recorded during the three months ended March 31, 2025.

Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, convertible promissory notes, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from net product sales, the China Out-License, and drawdowns from our Credit Facilities. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $388.7 million.
Follow-On Public Offerings
In February 2024, we filed an automatic shelf registration statement on Form S-3 ASR (the “2024 Shelf Registration Statement”). In March 2025, we completed an underwritten follow-on public offering under the 2024 Shelf Registration Statement pursuant to which we sold 2,808,988 shares of our common stock at a price to the public of $44.50 per share. We also granted the underwriters a 30-day option to purchase up to 421,348 additional shares of our common stock at the public offering price of $44.50 per share, which the underwriters exercised in full in March 2025. We received $134.8 million of aggregate net proceeds, after deducting underwriting discounts, commissions, and other estimated offering-related expenses.
China Out-License
As of the date of this filing, we have received $86.1 million of total proceeds in connection with our China Out-License comprised of (i) $15.0 million of initial consideration, (ii) $67.5 million for the achievement of specified milestones, and (iii) $3.6 million related to the transition of the China Out-License from LianBio to GrandPharma.
As of the date of this filing, we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) additional regulatory approval and/or patent issuance milestones and one-time payments of up to an aggregate of $20.0 million (of which $15.0 million was achieved in March 2026 and the Company is awaiting the corresponding cash receipt); (ii) China-based TP-03 sales threshold milestones of up to an aggregate of $100.0 million; and (iii) tiered low to high-teen royalties for China Territory TP-03 product sales.
Credit Facilities
In April 2024, we executed the 2024 Credit Facility with Pharmakon with maturity in April 2029. The 2024 Credit Facility is collateralized by substantially all of our presently existing and subsequently acquired assets. Upon execution, we made a $75.0 million draw from the initial tranche, a portion of which was utilized to repay all outstanding indebtedness associated with the 2022 Credit Facility, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net sales milestones, which were met. We did not draw on any of the three additional tranches, each of which expired on December 31, 2024, June 30, 2025, and December 31, 2025.
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
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $433.6 million and $426.6 million as of March 31, 2026 and December 31, 2025, respectively.

We believe our cash, cash equivalents and marketable securities of $388.7 million as of March 31, 2026, is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Our cash runway estimate is predicated on current assumptions for future revenue, operating expenses, and debt availability and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,652)	$(20,651)
Investing activities	(58,562)	(34,942)
Financing activities	1,204	136,562
Net (decrease) increase in cash, cash equivalents and restricted cash	$(82,010)	$80,969
Net Cash Used in Operating Activities
Net cash used in operating activities was $24.7 million for the three months ended March 31, 2026, which primarily consisted of a net loss of $7.0 million and a net decrease in operating assets and liabilities of $29.5 million, partially offset by non-cash charges of $11.8 million. Our cash outflows primarily related to: (i) $214.5 million of vendor payments, (ii) $36.4 million of personnel-related costs, and (iii) $9.1 million of royalty payments. These cash outflows were partially offset by cash receipts of $234.8 million related to XDEMVY net product sales.
Net cash used in operating activities was $20.7 million for the three months ended March 31, 2025, which primarily consisted of a net loss of $25.1 million and a net decrease in operating assets and liabilities of $1.9 million, partially offset by non-cash charges of $6.4 million. Our cash outflows primarily related to: (i) $108.4 million of vendor payments, (ii) $30.7 million of personnel-related costs, and (iii) $3.3 million of royalty payments. These cash outflows were partially offset by cash receipts of $122.8 million related to XDEMVY net product sales.

Net Cash Used in Investing Activities
Net cash used in investing activities was $58.6 million for the three months ended March 31, 2026, and related to $126.8 million of purchased marketable securities and $5.8 million of purchased property and equipment, partially offset by $74.1 million of proceeds from maturities of marketable securities.
Net cash used in investing activities was $34.9 million for the three months ended March 31, 2025, and related to $125.6 million of purchased marketable securities and $0.6 million of purchased property and equipment, partially offset by $91.2 million of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2026, and related to proceeds from employee stock option exercises.
Net cash provided by financing activities was $136.6 million for the three months ended March 31, 2025, and related to $135.1 million of net proceeds from the issuance of common stock in the March 2025 Public Offering and $1.4 million of proceeds from employee stock option exercises.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our Condensed Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these Condensed Financial Statements, as well as the reported revenue earned and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2025.
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

Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2026.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $388.7 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of March 31, 2026, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three months ended March 31, 2026.
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
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We have one product, XDEMVY®, formerly known as TP-03, which obtained Food and Drug Administration (“FDA”) approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our Company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities. For the three months ended March 31, 2026 and 2025 our net losses were $7.0 million and $25.1 million, respectively. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $433.6 million and $426.6 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of potential future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses in the future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with potential future losses, have had and could continue to have an adverse effect on our accumulated deficit and working capital.
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

Unfavorable global and geopolitical economic conditions, including tariffs, could adversely affect our business, financial condition or results of operations.
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

Additionally, the U.S. government has made statements and taken certain actions including the imposition of tariffs, that have led to changes in U.S. and international trade policies towards China and other countries. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters or whether the imposition of tariffs will be upheld by courts or other governmental bodies. For example, on February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump in 2025. In response to the U.S. Supreme Court ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974, and indicated a desire to increase such tariffs to 15% and to seek to extend such tariffs under other statutes. Additionally, on April 2, 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act (the “2026 Proclamation”) imposing additional tariffs of up to 100% ad valorem on imports of certain patented pharmaceuticals and associated pharmaceutical ingredients, with rates and effective dates varying by company status, country of origin, and onshoring or MFN pricing commitments. We are closely monitoring changes and developments in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations and financial performance and these or other trade policy changes could significantly increase our cost of goods, disrupt supply chains, or adversely affect our gross margins.
Any unfavorable government policies on international trade, such as capital controls or tariffs, or any countermeasures imposed in response thereto, may negatively affect the demand and competitive position of our product or future products to the extent any of our product candidates are approved for commercial sale, negatively affect our costs, or negatively impact our supply chain, among other potential negative impacts. If any tariffs are reinstated, any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government, or other governments take retaliatory trade actions due to the recent trade tensions, including U.S.-China trade tensions, such changes could have a materially adverse effect on our business, financial condition and results of operations.
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
•difficulties recruiting or retaining patients for our planned clinical trials if patients are affected by the disease outbreak or are fearful of visiting or traveling to clinical trial sites because of the outbreak;
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
The extent to which the health epidemic impacts our business, clinical trials, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the epidemic or address its impact, and how quickly and to what extent government orders and mandates are lifted and normal economic and operating activities can resume. Further, while the potential economic impact of any health epidemic may be difficult to assess or predict, it could result in significant disruptions of global financial markets, which could reduce our ability to access capital, which could in the future negatively affect our liquidity. To the extent a health epidemic adversely affects our business, clinical trials, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. The ultimate impact of a health epidemic is highly uncertain and subject to change.
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

•defending against third-party opposition, re-examination, interference or infringement claims, if any;
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
XDEMVY, or any current or future product candidate that receives marketing approval, may fail to gain sufficient market acceptance by ECPs or other healthcare providers, patients, third-party payers and others in the medical community. Before the approval of XDEMVY, there was no FDA-approved prescription therapeutic for Demodex blepharitis and the only other treatments included over-the-counter and off-label remedies such as tea tree oil, lid wipes and artificial tears, as well as off-label prescription products. Efforts to educate the medical community, patients and third-party payers on the benefits of XDEMVY and our other product candidates has required and may continue to require significant resources and we may not ultimately be successful.
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
The development and commercialization of new drug products is highly competitive. We may face potential competition with respect to XDEMVY and our product candidates that we may seek to develop or commercialize in the future, from many different sources, including major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide and existing treatments. For example, we are aware that Glaukos Corp. and Aperta Biosciences have initiated Phase 2 trials and Atticus Medical is also performing a clinical trial for the potential treatment of Demodex blepharitis.
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
Further, the Inflation Reduction Act (“IRA”) established a Medicare Part D inflation rebate scheme, with the first rebate period taking place in the fourth quarter of 2022 through the third quarter of 2023, and a drug price negotiation program, under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified Non-FAMP, with the first negotiated prices to take effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new Manufacturer Discount Program (“MDP”) in place of the current coverage gap discount program (which began in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.
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
Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our product candidates on the potential treatment of certain indications. Our resource allocation decisions may cause us to fail to capitalize on the most viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for our product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for our product, indications, and product candidates, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Accordingly, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control for XDEMVY and any other approved products. If we are not able to comply with post-approval regulatory requirements, we could have the regulatory approvals for our products, including XDEMVY, withdrawn by regulatory authorities and our ability to market XDEMVY or any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects. Moreover, our business relating to our ability to educate consumers and ECPs about our products including XDEMVY could be adversely affected if regulatory authorities and/or third party media vendors further restrict, or no longer allow pharmaceutical DTC campaigns, including but not limited to television, social media, and/or other media platforms.

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
We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, among others. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the potential treatment of papulopustular rosacea in March 2023. In February 2024 we announced positive topline results, and after review of the Galatea trial data with the FDA and KOLs, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea. In December 2025, we initiated the KORE Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial evaluated TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial. After discussions with the FDA about our Lyme disease program, they agreed to our proposed approach for a Phase 2 clinical trial of TP-05 which would include several hundred subjects. In March 2026, we initiated a Phase 2 clinical trial (the “Calliope trial”) of TP-05, a novel investigational lotilaner-based oral prophylactic tablet designed to kill ticks before potential disease transmission. Topline results are expected in the first half of 2027, which we believe will have the potential to support a Phase 3-ready package by the end of 2027. Additionally, the FDA confirmed that a Phase 3 clinical trial would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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
For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by GrandPharma under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by GrandPharma or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory. Additionally, to the extent that we enter into collaborations with third parties for development and/or commercialization of our products or product candidates in foreign markets, we will be unable to directly control development and commercial activities or whether such third parties continue to develop or commercialize such products or product candidates. For example, in February 2024, LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. In March 2024, we executed the Novation Agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD. In March 2026, GrandPharma obtained regulatory approval of TP-03 in the PRC, following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company, which was recorded as license fees and collaboration revenue in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2026, and as other receivables in the accompanying Condensed Balance Sheet as of March 31, 2026. As of the date of this filing, it is uncertain if and when we will receive any additional future milestone consideration under the China Out-License.
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
A further example of comprehensive and evolving regulatory requirements is data privacy regulations surrounding personal data and protected health information including the EU’s General Data Protection Regulation (“ GDPR”), which imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the European Economic Area (“EEA”) and the United Kingdom (“UK”). Further, the GDPR provides a broad right for EEA Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. Furthermore, there are evolving European privacy laws on electronic marketing and cookies.
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
We have entered into four in-license agreements including: (i) a license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 and May 2025 (the “Eye and Derm Elanco Agreement”), (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement” and with the Eye and Derm Elanco Agreement, the “Elanco Agreements”), (iii) a license agreement entered into in October 2024 with a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses, and (iv) two license agreements entered into in February 2026 with a third party for the exclusive worldwide rights to develop, manufacture, and commercialize several compounds for all diagnostic, prophylactic, and therapeutic uses, except for a specific field carve-out for a small minority of the compounds to be retained by the licensor. We also entered into the China Out-License as discussed elsewhere herein. We have also entered into and may in the future enter into in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.
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
Since our inception, we have funded our operations through private placements of preferred stock, convertible promissory notes, the sale of our common stock in our IPO and the Follow-On Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from net product sales, our China Out-License, and draws on our Credit Facilities. We expect our expenses to continue to increase and we will require a larger amount of capital to fund our commercialization efforts, the development of our product candidates and the maintenance and expansion of our operations and capabilities. These expenditures will include costs associated with marketing and selling any products approved for sale, including XDEMVY, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing assets consistent with our core strategy and other unanticipated costs. Further, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.
We believe that our cash, cash equivalents and marketable securities of $388.7 million as of March 31, 2026 and expected sales of XDEMVY is sufficient to fund our current and planned operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver, and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank (“SVBB”)which First Citizens Bank then assumed.
We currently maintain cash held on deposit at financial institutions in the U.S. These deposits are insured by the FDIC in an amount up to $250,000 for any depositor. To the extent we hold cash deposits in amounts that exceed the FDIC insurance limitation, we may incur a loss in the event of a failure of any of the financial institutions where we maintain deposits, to the extent such loss exceeds the FDIC insurance limitation, and such a failure could have a material adverse effect upon our liquidity, operations and our results of operations.
Additionally, we and other parties with whom we conduct business may be unable to access funds in such deposit account or other accounts, including money market funds, held with a financial institution or lending arrangements with such a financial institution. Our ability and any of our counter-party’s ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to financial institutions credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from financial institutions in the future and uncertainty remains over liquidity concerns in the broader financial services industry.
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
In April 2024 we entered into the 2024 Credit Facility with Pharmakon. The 2024 Credit Facility provided a $75.0 million initial term loan which was drawn in April 2024, a portion of which was utilized to repay all outstanding indebtedness, for total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively, subject to customary conditions to funding and, in the case of the last two tranches, achieving minimum net product sales milestones, which were met. We did not draw on any of the three additional tranches of $25.0 million, $50.0 million, and $50.0 million, respectively, each of which expired on December 31, 2024, June 30, 2025, and December 31, 2025. The 2024 Credit Facility contains representations and warranties, affirmative and negative covenants in each case, which is customary for financings of this type. Certain of the customary negative covenants limit our ability to, among other things, dispose of certain properties or assets, incur additional indebtedness, grant liens, make investments, pay dividends or make distributions or certain other restricted payments in respect of equity, prepay other indebtedness, enter into restrictive agreements, undertake fundamental changes or amend certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs. However, there are no financial covenants.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the scope of patent protection outside of the U.S. is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing or will pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. As noted above, the Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China. In March 2026, GrandPharma obtained regulatory approval of TP-03 in the PRC, following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company, which was recorded as license fees and collaboration revenue in the accompanying Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2026, and as other receivables in the accompanying Condensed Balance Sheet as of March 31, 2026. Although we achieved the associated milestone, if the commercialization of TP-03 is unsuccessful in the China Territory this could adversely affect our business.
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
Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees or inadequate payments of fees based on proper entity status, and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications relating to XDEMVY or our product candidates, our competitive position, business, financial condition, results of operations and prospects would be adversely affected.
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
In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our product candidate, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach or the improper use of artificial intelligences or automated tools) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
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
The increasing use of artificial intelligence (“AI”) technologies, including generative AI tools, by us, our employees, and third-party vendors may create additional risks to our trade secrets and proprietary information. AI tools may involve the processing, storage, or transmission of data in ways that are not fully transparent and, if used improperly or outside of approved controls, could result in the unintended disclosure, loss, or misuse of confidential or proprietary information. In addition, the use of AI by third parties with whom we share data or collaborate may increase the risk that our trade secrets or proprietary know-how are exposed, incorporated into training data, or otherwise used in ways that could impair our ability to protect or enforce our intellectual property rights.
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
Furthermore, we have recently entered into an agreement with a third party telemedicine platform vendor, pursuant to which the vendor’s own telemedicine healthcare providers may prescribe our product or other products in their medical discretion to potential customers via telehealth. Telemedicine faces particularly intense scrutiny from regulators due to numerous cases of companies failing to operate in this space with a properly functioning regulatory and compliance infrastructure and we cannot guarantee that we will be able to establish or maintain relationships with telemedicine platform vendors now or in the future.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Although a recent government shutdown occurred from October 1, 2025 through November 12, 2025, it is always uncertain how long any such government shutdown will last or whether another shutdown will occur. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Activities outside of the U.S. require adherence to local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. EU Member States and the UK, as well as other jurisdictions where we may in the future operate, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU General Data Protection Regulation imposes certain obligations and restrictions on the ability to collect, analyze, use, store, disclose, transfer, or otherwise process personal data, including health-related information from clinical trial subjects. The GDPR imposes a broad range of obligations and restrictions relating to the processing and protection of personal data, including obligations to having a legal basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), providing detailed information about the processing activities disclosed to the individuals, dealing with restrictions on sharing of personal data with third parties, and the transferring of personal data out of the EU, having contractual arrangements in place where required (such as with clinical trial sites and vendors), reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests, and keeping records of processing activities. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. This may be onerous and if our efforts to comply with the GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business. Recent scrutiny and reevaluation of legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, or UK to the U.S. may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. Although there are legal mechanisms to allow for the transfer of personal data from the EEA, Switzerland, and the UK to the U.S., uncertainty about compliance with EU data protection laws remains and data protection authorities from the different EU Member States may interpret the GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Enforcement by EU and UK regulators is generally active, and failure to comply with the GDPR or applicable EU Member State/UK local law may result in substantial fines, amongst other things (such as notices requiring compliance within a certain timeframe). The GDPR provides for fines and other administrative penalties in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Further, the UK Government may amend/update UK data protection laws, which may result in changes to our business operations and potentially incur commercial cost.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2026, we had 43,021,312 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (the “Securities Act”) and various vesting agreements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On March 2, 2026, Katherine Goodrich, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 5,187 shares of common stock held by Ms. Goodrich between June 12, 2026 and June 2, 2027.
During the quarter ended March 31, 2026, none of our other officers or directors, as defined in Rule 16a-1(f), informed us of an adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

TARSUS PHARMACEUTICALS, INC.

Date:	May 6, 2026	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	May 6, 2026	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)