Form 10-Q
period 2026-06-30
Tarsus Pharmaceuticals, Inc.
filed 2026-08-06
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 30, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 43,882,996.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the more significant risks associated with our business include the following:
•We are a commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. Although we have generated revenue from the launch of XDEMVY® (lotilaner ophthalmic solution) 0.25% and have recently generated positive cash flows from operations, we have continued to incur losses and historically generated negative cash flows from operations since our inception. We anticipate that we could continue to incur significant expenses and potential losses in future periods.
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
•The development and commercialization of our product, XDEMVY for the treatment of Demodex blepharitis, or certain of our product candidates, including TP-04 for the potential treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco Tiergesundheit AG (“Elanco”). If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.
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
•Acquisitions or strategic partnerships could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
•The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204,595	$183,641
Restricted cash	—	560
Marketable securities	245,095	233,627
Accounts receivable, net	96,028	85,057
Inventory	4,377	4,372
Other receivables	2,281	2,052
Prepaid expenses	9,613	13,473
Total current assets	561,989	522,782
Restricted cash, non-current	2,001	2,002
Inventory, non-current	2,525	2,532
Property and equipment, net	20,489	11,665
Intangible assets, net	6,885	7,366
Operating lease right-of-use assets	9,911	10,080
Long-term investments	6,682	3,870
Other assets	660	1,861
Total assets	$611,142	$562,158
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,141	$16,387
Accrued payroll and benefits	11,887	17,779
Other accrued liabilities	123,725	101,529
Total current liabilities	175,753	135,695
Long-term debt, net	72,762	72,438
Other long-term liabilities	15,895	10,599
Total liabilities	264,410	218,732
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 43,271,347 shares issued and outstanding at June 30, 2026 (unaudited); 42,553,931 shares issued and outstanding at December 31, 2025	6	6
Additional paid-in capital	799,429	769,667
Accumulated other comprehensive income (loss)	(557)	381
Accumulated deficit	(452,146)	(426,628)
Total stockholders’ equity	346,732	343,426
Total liabilities and stockholders’ equity	$611,142	$562,158
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$173,912	$102,660	$319,299	$180,995
License fees and collaboration revenue	—	—	16,667	—
Total revenues	173,912	102,660	335,966	180,995

Operating expenses:
Cost of sales	12,113	6,237	21,509	11,448
Research and development	31,010	15,594	53,361	30,003
Selling, general and administrative	150,697	103,013	287,126	188,008
Total operating expenses	193,820	124,844	361,996	229,459
Loss from operations before other income (expense)	(19,908)	(22,184)	(26,030)	(48,464)

Other income (expense):
Interest income	3,698	4,229	7,420	7,683
Interest expense	(2,156)	(2,240)	(4,284)	(4,453)
Gain on exchange of long-term investments	2,812	—	2,812	—
Other income (expense), net	(281)	(145)	(368)	(226)
Total other income (expense), net	4,073	1,844	5,580	3,004
Provision for income taxes	(2,716)	—	(5,068)	—
Net loss	$(18,551)	$(20,340)	$(25,518)	$(45,460)

Unrealized gain (loss) on marketable securities and cash equivalents	(259)	(46)	(938)	(140)
Comprehensive loss	$(18,810)	$(20,386)	$(26,456)	$(45,600)

Net loss per share, basic and diluted	$(0.43)	$(0.48)	$(0.59)	$(1.11)
Weighted-average shares outstanding, basic and diluted	43,393,643	42,360,452	43,176,514	40,869,364

See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	42,553,931	$6	$769,667	$381	$(426,628)	$343,426
Net loss	—	—	—	—	(6,967)	(6,967)
Recognition of stock-based compensation expense	—	—	11,967	—	—	11,967
Exercise of vested stock options	45,394	—	1,204	—	—	1,204
Issuance of common stock upon the vesting of restricted stock units	421,987	—	—	—	—	—
Other comprehensive income (loss)		—	—	(679)	—	(679)
Balance as of March 31, 2026	43,021,312	$6	$782,838	$(298)	$(433,595)	$348,951
Net loss	—	—	—	—	(18,551)	(18,551)
Recognition of stock-based compensation expense	—	—	13,289	—	—	13,289
Exercise of vested stock options	91,548	—	1,864	—	—	1,864
Issuance of common stock upon the vesting of restricted stock units	131,601	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	26,886	—	1,438	—	—	1,438
Other comprehensive income (loss)	—	—	—	(259)	—	(259)
Balance as of June 30, 2026	43,271,347	$6	$799,429	$(557)	$(452,146)	$346,732

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534
Net loss	—	—	—	—	(25,120)	(25,120)
Recognition of stock-based compensation expense	—	—	6,930	—	—	6,930
Issuance of common stock, net of issuance costs of $9.0 million	3,230,336	—	134,771	—	—	134,771
Exercise of vested stock options	78,436	—	1,437	—	—	1,437
Issuance of common stock upon the vesting of restricted stock units	336,939	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(94)	—	(94)
Balance as of March 31, 2025	41,995,537	$6	$727,697	$85	$(385,330)	$342,458
Net loss	—	—	—	—	(20,340)	(20,340)
Recognition of stock-based compensation expense	—	—	8,234	—	—	8,234
Exercise of vested stock options	56,795	—	1,205	—	—	1,205
Issuance of common stock upon the vesting of restricted stock units	126,639	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	32,001	—	1,101	—	—	1,101
Other comprehensive income (loss)	—	—	—	(46)	—	(46)
Balance as of June 30, 2025	42,210,972	$6	$738,237	$39	$(405,670)	$332,612
See accompanying notes to these unaudited condensed financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(25,518)	$(45,460)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	957	433
Amortization of intangible assets	480	480
Amortization of debt-related costs	325	285
Loss on disposal of property and equipment	183	—
Stock-based compensation	25,256	15,163
Non-cash lease expense	169	323
Gain on exchange of long-term investments	(2,812)	—
Net amortization/accretion of marketable securities	(1,611)	(3,023)
Unrealized (gain) loss from transactions denominated in a foreign currency	(10)	26
Changes in operating assets and liabilities:
Accounts receivable, net	(10,972)	(11,574)
Inventory	2	(1,252)
Other receivables	(207)	(608)
Prepaid expenses	3,861	(14,449)
Other non-current assets	196	227
Accounts payable	23,410	269
Accrued payroll and benefits	(5,892)	(4,212)
Other accrued liabilities	28,754	13,334
Net cash provided by (used in) operating activities	36,571	(50,038)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	118,404	170,218
Purchases of marketable securities	(129,201)	(255,273)
Purchases of property and equipment	(9,887)	(1,591)
Net cash used in investing activities	(20,684)	(86,646)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	—	134,771
Proceeds from sale of common stock under employee stock purchase plan	1,438	1,101
Proceeds from exercise of stock options	3,068	2,642
Net cash provided by financing activities	4,506	138,514
Net increase in cash, cash equivalents and restricted cash	20,393	1,830
Cash, cash equivalents and restricted cash at beginning of period	186,203	97,381
Cash, cash equivalents and restricted cash at end of period	$206,596	$99,211
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Interest expense paid in cash	$3,959	$4,168
Income taxes paid in cash	$4,773	$—
Additions of property and equipment included within accounts payable and other accrued liabilities	$623	$344
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
Follow-On Public Offerings
In November 2023, the Company filed a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (“SEC”) on November 21, 2023, (the “2023 Shelf Registration Statement”), which permits the Company to offer up to $300.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, including in units from time to time.
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
Open Market Sale Agreement
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
During the three and six months ended June 30, 2026 and 2025, there were no sales of the Company’s common stock pursuant to the 2023 ATM Prospectus.
Liquidity

The Company has a limited operating history and has incurred accumulated losses. Although the Company has recently generated positive cash flows from operations and has successfully generated revenues from XDEMVY since its commercial launch in August 2023, it historically generated negative cash flows from operations since inception, and the revenue and income potential from the Company’s business and market remains unproven. The Company has funded its inception-to-date operations through the Initial Public Offering (“IPO”), subsequent follow-on public offerings, and the 2023 ATM Prospectus, as well as from proceeds from product sales, the development and license agreement (the “China Out-License”), and draws on the current loan and security agreement (the “2024 Credit Facility”) with Pharmakon Advisors, LP (“Pharmakon”) and the previous loan and security agreement with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”) (collectively, the “Credit Facilities”). The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements and other liquidity needs for at least 12 months from the issuance date of the accompanying Condensed Financial Statements that have been prepared on a going-concern basis.
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
The interim Condensed Balance Sheet as of June 30, 2026, the Condensed Statements of Operations and Comprehensive Loss, and the Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information. Certain prior year amounts have been reclassified to conform to the current year presentation on the Condensed Statements of Cash Flows to separately present accounts payable and other accrued liabilities.
The financial data and other information disclosed in these notes related to the three and six month periods are also unaudited. The Condensed Balance Sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other interim or annual period.
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
The Company’s Condensed Financial Statements as of and for the three and six months ended June 30, 2026, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Financial Statements.

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
The Company held a preferred stock investment in a privately-held eye care company that does not meet the criteria for in-substance common stock. Accordingly, the investment is classified within long-term investments in the accompanying Condensed Balance Sheets based on the Company’s intent to hold the securities for more than one year. The investment is measured under the Accounting Standards Codification 321, Investments— Equity Securities (“ASC 321”), measurement alternative and is carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings. The Company evaluates the investment for such observable price changes at each reporting period.
In June 2026, the privately-held company was acquired by a newly formed holding company through a merger and recapitalization. In connection with the transaction, the Company's preferred stock in the privately-held company was cancelled and exchanged for preferred units of the holding company. Because the security the Company held was legally extinguished and exchanged for a different equity instrument of a different issuer, the Company accounted for the transaction as a disposal of the preferred stock and an acquisition of the preferred units, measured at fair value. The Company derecognized the carrying value of its preferred stock, recorded the preferred units received at their fair value of $6.7 million, and recognized a gain of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
$2.8 million in other income (expense) in the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026. The fair value of the preferred units was determined based on the price per unit in a substantially concurrent, cash financing of the same preferred units of the holding company, which the Company considered an observable transaction for an identical security. The Company continues to account for its investment in the preferred units under the ASC 321 measurement alternative, at the new cost basis established in the exchange.
At each reporting period, the Company also assesses the investment for possible impairment indicators. If the fair value of the investment is determined to be less than its carrying value, the Company will recognize an impairment loss through other income (expense) in the Statements of Operations and Comprehensive Loss. During the three and six months ended June 30, 2026 and 2025, there were no identified impairment indicators that resulted in a change to the carrying value of the investment.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company’s customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three and six months ended June 30, 2026 and 2025.
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
Major Customers
The Company periodically enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. For the three and six months ended June 30, 2026, the Company had one and two customers, respectively, each of whom exceeded 10% of total gross product sales. These customers on a combined basis accounted for 66.4% and 76.8% of total gross product sales for the respective periods. For the three and six months ended June 30, 2025, the Company had two and three customers, respectively, each of whom exceeded 10% of total gross product sales. These customers on a combined basis accounted for 75.0% and 83.5% of total gross product sales for the respective periods.
As of June 30, 2026 and December 31, 2025, the Company’s two and three largest customers, respectively, each exceeded 10% of gross accounts receivable. These customers on a combined basis accounted for 71.7% and 79.9% of the accounts receivable balance for the respective periods. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
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
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory discount rates, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any revenue related to material changes in product sales, net related to amounts included in accrued liabilities at the beginning of the period.
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
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and became effective for the Company beginning with its Annual Report on Form 10-K for the year ended December 31, 2025. The Company adopted ASU 2023-09 for the year ended December 31, 2025, which expanded its income tax footnote disclosures, including a more detailed effective tax rate reconciliation.
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
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$204,595	$—	$—	$204,595
U.S. Treasury securities	117,071	—	—	117,071
Commercial paper	—	29,478	—	29,478
Corporate debt securities	—	83,613	—	83,613
Government-related debt securities	—	14,933	—	14,933
Total assets measured at fair value	$321,666	$128,024	$—	$449,690
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	129,350	—	—	129,350
Commercial paper	—	39,040	—	39,040
Corporate debt securities	—	70,186	—	70,186
Government-related debt securities	—	4,998	—	4,998
Total assets measured at fair value	$303,044	$114,224	$—	$417,268
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
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	June 30, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$204,595	$—	$—	$204,595
Total cash equivalents	$204,595	$—	$—	$204,595

Marketable securities:
U.S. Treasury securities	$117,354	$10	$(293)	$117,071
Commercial paper	29,530	—	(52)	29,478
Corporate debt securities	83,769	8	(164)	83,613
Government-related debt securities	14,999	—	(66)	14,933
Total marketable securities	$245,652	$18	$(575)	$245,095
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2025
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Cash equivalents:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	9,946	1	—	9,947
Total cash equivalents	$183,640	$1	$—	$183,641

Marketable securities:
U.S. Treasury securities	$119,194	$209	$—	$119,403
Commercial paper	39,022	26	(8)	39,040
Corporate debt securities	70,032	154	—	70,186
Government-related debt securities	4,999	—	(1)	4,998
Total marketable securities	$233,247	$389	$(9)	$233,627
(1) This balance includes cash requirements settled on a nightly basis.
As of June 30, 2026 and December 31, 2025, a majority of the Company’s debt securities had a maturity of 12 months or less. As of June 30, 2026, twenty-three debt securities had a contractual maturity between one and two years, with an estimated fair market value of $57.1 million and amortized cost of $57.5 million. As of December 31, 2025, twenty debt securities had a contractual maturity between one and two years, with an estimated fair market value of $46.9 million and amortized cost of $46.8 million.
As of June 30, 2026 and December 31, 2025, the Company had seventy-five and seven debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of June 30, 2026 and December 31, 2025, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not recognize any other-than-temporary impairment losses.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	June 30, 2026	December 31, 2025
Current assets:
Work in progress	$1,360	$1,410
Finished goods	3,017	2,962
Inventory	4,377	4,372
Non-current assets:
Raw materials	2,525	2,532
Inventory, non-current	2,525	2,532
Total inventory	$6,902	$6,904
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$2,527	$1,335
Office equipment	2,067	930
Laboratory equipment	701	345
Leasehold improvements	15,820	9,925
Manufacturing equipment	1,228	1,228
Property and equipment, at cost	22,343	13,763
(Less): Accumulated depreciation	(1,854)	(2,098)
Property and equipment, net	$20,489	$11,665
Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.8 million and $0.2 million, respectively, and for the six months ended June 30, 2026 and 2025 was $1.0 million and $0.4 million, respectively. The December 31, 2025 leasehold improvements represent construction in progress. In April 2026, in connection with the relocation of the Company’s headquarters, the Company placed its leasehold improvements into service and began recognizing the related depreciation expense. There were no impairments recognized during the three and six months ended June 30, 2026 and 2025.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Intangible Assets
Intangible assets, net consists of the following:

	June 30, 2026	December 31, 2025
Intangible assets, gross	$9,000	$9,000
(Less): Accumulated amortization	(2,115)	(1,634)
Intangible assets, net	$6,885	$7,366
Intangible assets are amortized to cost of sales over the remaining useful life of 7.2 years as of June 30, 2026, with an initial useful life of 10 years from the date of first commercial sale. Amortization expense for the three months ended June 30, 2026 and 2025 was $0.2 million in both periods, and for the six months ended June 30, 2026 and 2025 was $0.5 million in both periods. There have been no impairments of intangible assets for the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026, the expected future amortization expense for the Company's intangible assets is as follows:

Amounts
2026 (remaining six months)	$480
2027	961
2028	961
2029	961
2030	961
Thereafter	2,561
Total future amortization	$6,885
Other Accrued Liabilities
Other accrued liabilities consists of the following:

	June 30, 2026	December 31, 2025
Accrued product sales deductions	$86,801	$68,439
Other liabilities	25,430	22,179
Accrued royalty payable	9,389	9,100
Income tax payable, current	2,105	1,811
Other accrued liabilities	$123,725	$101,529
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of June 30, 2026 and December 31, 2025, the Company had 43,271,347 and 42,553,931 shares of common stock issued and outstanding, respectively, which excludes 312,500 of pre-funded warrants that remained exercisable at both period ends and are reserved for future issuance. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The Company’s total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan (“ESPP”) are summarized below:

	June 30, 2026	December 31, 2025
Pre-funded warrants to purchase common stock	312,500	312,500
Equity award plans:
Common stock awards reserved for future issuance under the 2020 and 2016 Plans	7,950,712	7,044,164
Common stock awards reserved for future issuance under the 2020 ESPP	3,195,262	2,796,609
Stock options issued and outstanding (unvested and vested) under the 2020 and 2016 Plans	5,536,833	5,231,125
Restricted stock units issued and outstanding (unvested) under the 2020 Plan	1,574,015	1,756,329
Performance stock units issued and outstanding (unvested) under the 2020 Plan	706,478	724,793
Total shares of common stock reserved	19,275,800	17,865,520
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, performance stock units, and the ESPP was recognized in the accompanying Condensed Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$235	$170	$431	$305
Research and development	3,001	1,920	5,993	3,425
Selling, general and administrative	10,053	6,144	18,832	11,433
Total stock-based compensation	$13,289	$8,234	$25,256	$15,163
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average risk-free interest rate	4.21%	4.06%	3.86%	4.14%
Weighted-average volatility	63.76%	67.64%	64.73%	68.35%

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Stock Option Activity
Stock option activity for the period presented is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding — December 31, 2025	5,231,125	22.11	6.26	312,647
Granted	491,643	74.15
Exercised	(136,942)	22.40
Forfeited	(48,993)	42.57
Outstanding — June 30, 2026	5,536,833	26.55	6.07	207,123
Exercisable — June 30, 2026	4,177,581	19.05	5.25	183,337
Unvested — June 30, 2026	1,359,252	49.57	8.59	23,786
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of June 30, 2026.
As of June 30, 2026, there was approximately $40.7 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.6 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2025	1,756,329	31.83
Granted	445,078	74.85
Vested	(553,588)	28.36
Forfeited	(73,804)	38.77
Outstanding — June 30, 2026	1,574,015	44.89
As of June 30, 2026, there was approximately $62.4 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.9 years.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Performance Stock Unit Activity
Performance stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2025	724,793	44.77
Granted	2,860	76.20
Forfeited	(21,175)	41.70
Outstanding — June 30, 2026	706,478	44.99
As of June 30, 2026, there was approximately $17.1 million of unrecognized compensation expense related to unvested performance stock units. This expense is expected to be recognized over a weighted average period of 1.5 years.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2026 and 2025, and was $0.6 million and $0.5 million, respectively, for the six months ended June 30, 2026 and 2025.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(18,551)	$(20,340)	$(25,518)	$(45,460)
Weighted-average shares outstanding — basic and diluted(1)	43,393,643	42,360,452	43,176,514	40,869,364
Net loss per share — basic and diluted	$(0.43)	$(0.48)	$(0.59)	$(1.11)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024.
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of June 30,
	2026	2025
Stock options, unexercised — vested and unvested	5,536,833	5,318,222
Restricted stock units — unvested	1,574,015	1,813,364
Total	7,110,848	7,131,586
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
The following table provides the operating financial results of the therapeutics segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$173,912	$102,660	$319,299	$180,995
License fees and collaboration revenue	—	—	16,667	—
Total revenues	173,912	102,660	335,966	180,995

Operating expenses:
Cost of sales	12,113	6,237	21,509	11,448
Research and development	31,010	15,594	53,361	30,003
Selling and marketing	90,002	65,857	174,484	126,143
General and administrative	60,695	37,156	112,642	61,865
Total operating expenses	193,820	124,844	361,996	229,459
Loss from operations	(19,908)	(22,184)	(26,030)	(48,464)
Other reconciling items(1)	1,357	1,844	512	3,004
Net loss	$(18,551)	$(20,340)	$(25,518)	$(45,460)

Other segment disclosures:
Interest income	$3,698	$4,229	$7,420	$7,683
Interest expense	$(2,156)	$(2,240)	$(4,284)	$(4,453)
Depreciation and amortization expense	$(1,000)	$(453)	$(1,437)	$(913)
Provision for income taxes	$(2,716)	$—	$(5,068)	$—
(1) Other reconciling items primarily includes interest income, gain on exchange of long-term investments, interest expense, and provision for income taxes.
8. COMMITMENTS & CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of June 30, 2026, the Company had one active lease with square footage of 59,626 for office and laboratory suites in Irvine, California.
In December 2024, the Company entered into an agreement to terminate its former facility lease agreements (the “Former Lease”) and concurrently entered into a new lease agreement (the “Current Lease”), both with the same landlord, to relocate its corporate headquarters to another location in Irvine, California under a 10-year lease term. In September 2025, the Company obtained access to the new facility and commenced the Current Lease. The Company relocated its headquarters to the new facility in April 2026.
Lease payments under the Current Lease began in November 2025. Base rent under the Current Lease is $2.5 million for the first year and is subject to annual increases of 3% thereafter. Upon commencement of the Current Lease,

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
the Company became entitled to base rent abatement for the first five full calendar months for an aggregate amount of $0.7 million. The Current Lease also provides a tenant improvement allowance, not to exceed approximately $5.8 million, and to be applied toward construction costs of the premises. The tenant improvement allowance must be used within one year of the Current Lease commencement date, after which any unused portion will be forfeited with no further obligation by the landlord. As of June 30, 2026, the landlord paid $5.3 million of the tenant improvement allowance.
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
The components of total lease expense for the Company’s lease agreements are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$639	$183	$1,441	$356
Variable lease expense	258	125	583	249
Total lease expense	$897	$308	$2,024	$605
Other information related to the Company’s lease agreements is as follows:

	June 30, 2026	December 31, 2025
Remaining lease term (years)	9.4	9.9
Discount rate	11.4%	11.4%
Cash paid for the Company’s lease agreements was $0.5 million and $0.2 million, respectively, for the three months ended June 30, 2026 and 2025, and was $0.7 million and $0.3 million, respectively, for the six months ended June 30, 2026 and 2025.
The below table summarizes as of June 30, 2026, the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments, as follows:

Amounts
2026 (remaining six months)	$1,277
2027	2,625
2028	2,704
2029	2,783
2030	2,869
Thereafter	15,396
Total future lease payments, undiscounted	27,654
(Less): Imputed interest	(11,014)
(Less): Tenant improvement allowance	(591)
Present value of operating lease payments	$16,049
Operating lease liability, current	154
Operating lease liability, non-current	15,895
Total operating lease liability	$16,049
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
In August 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. and in September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in net product sales of XDEMVY. These respective milestone payments were recorded to intangible assets, net in the accompanying Condensed Balance Sheets as of June 30, 2026 and December 31, 2025.
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
In addition, the Company is obligated to pay tiered contractual royalties in the mid to high single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. The Company’s accrued royalties payable are recorded to cost of sales in the accompanying Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, and other accrued liabilities in the accompanying Condensed Balance Sheets as of June 30, 2026 and December 31, 2025. Royalty expense for the three months ended June 30, 2026 and 2025, was $9.4 million and $5.1 million, respectively, and for the six months ended June 30, 2026 and 2025, was $16.7 million and $9.0 million, respectively.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses (the “October 2024 In-License Agreement”), and concurrently made an upfront payment of $2.5 million, which was recorded to research and development expense in the Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. As of June 30, 2026, the Company is obligated to make potential future cash payments under the October 2024 In-License Agreement of $3.0 million upon the achievement of a clinical milestone and up to $102.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed from the compound, developed, manufactured, and commercialized via the October 2024 In-License Agreement, will also be subject to incremental royalty rates in the range of mid to high single digits.
Other In-License Agreements for All Diagnostic, Prophylactic, and Therapeutic Uses in Humans
In February 2026, the Company executed two new in-license agreements from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize several compounds for all diagnostic, prophylactic, and therapeutic uses, except for a specific field carve-out for a small minority of the compounds to be retained by the licensor (collectively, the “February 2026 In-License Agreements”), and concurrently made an upfront payment of $2.0 million which was recorded to research and development expense in the Condensed Statements of Operations and Comprehensive Loss for the six months ended June 30, 2026. As of June 30, 2026, the Company is obligated to make potential future cash payments under the February 2026 In-License Agreements of $2.5 million upon the achievement of certain clinical milestones, and up to $92.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed, manufactured, and commercialized in conjunction with the February 2026 In-License Agreements will also be subject to incremental tiered royalty rates in the mid-single digits.
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
In March 2026, GrandPharma obtained regulatory approval of TP-03 in the People’s Republic of China (“PRC”), following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company. The Company recognized the $15.0 million milestone achievement during the three months ended March 31, 2026, because the milestone related to a single performance obligation that was satisfied upon achievement of the regulatory and patent issuance conditions. The milestone payment was recorded as license fees and collaboration revenue in the accompanying Condensed Statement of Operations and Comprehensive Loss for the six months ended June 30, 2026. GrandPharma was contractually required to pay $1.7 million of China withholding taxes associated with the milestone achievement, which was also recorded to license fees and

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
collaboration revenue and is fully offset by foreign tax expense recorded to provision for income taxes (see Note 11) in the accompanying Condensed Statement of Operations and Comprehensive Loss for the six months ended June 30, 2026.
Through June 30, 2026, the Company received aggregate payments from the China Out-License totaling $101.1 million, comprised of (i) $15.0 million of initial consideration, (ii) $82.5 million for the achievement of specified milestones, and (iii) $3.6 million related to the transition of the China Out-License from LianBio to GrandPharma.
As of June 30, 2026, the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) an additional regulatory approval milestone of $5.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of June 30, 2026.
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
As of June 30, 2026 and 2025, the effective interest rates for the full term of the 2024 Credit Facility were 11.75% and 12.31%, respectively. The Company recognized interest expense in the accompanying Condensed Statements of Operations and Comprehensive Loss in connection with the 2024 Credit Facility as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense for long-term debt	$1,991	$2,094	$3,959	$4,168
Amortization of debt issuance costs	165	146	325	285
Total interest expense	$2,156	$2,240	$4,284	$4,453
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

	June 30, 2026	December 31, 2025
Long-term debt, gross	$75,000	$75,000
Debt issuance costs	(3,523)	(3,523)
Accumulated amortization of debt issuance costs	1,285	961
Long-term debt, net	$72,762	$72,438
11. INCOME TAXES
The Company computed income tax expense for the three and six months ended June 30, 2026 using the “discrete” (or “cut-off”) method, which was comprised of the following:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Federal	$277	$311
State	2,439	3,090
Foreign	—	1,667
Provision for income taxes	$2,716	$5,068
The foreign withholding tax expense was incurred in connection with the Company’s China Out-License and a milestone that was achieved during the three months ended March 31, 2026. The Company did not recognize income tax expense for the three and six months ended June 30, 2025.
Based on all available objective evidence, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its deferred tax assets as of both June 30, 2026 and December 31, 2025. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
The Company had $4.3 million of unrecognized tax benefits at June 30, 2026 and December 31, 2025, none of which would affect the effective tax rate if recognized.
The Company had no accrual for interest and penalties related to unrecognized tax benefits recognized as part of the Company’s income tax provision in its Condensed Statements of Operations and Comprehensive Loss. The statute of limitations remains open for all years since inception in the U.S. federal, state, and local jurisdictions.
12. RELATED PARTY TRANSACTIONS
Equity Investment in Privately-Held Eye Care Company
In April 2024, the Company participated in an equity financing round of an early clinical-stage private eye care company. Pursuant to the terms of a Preferred Stock Purchase Agreement, the Company purchased $3.0 million of preferred stock. In December 2025, pursuant to the terms of an Amended Preferred Stock Purchase Agreement, the Company purchased an additional $0.9 million of preferred stock, resulting in a total investment of $3.9 million and representing a small minority equity interest in this private company. Dr. Azamian, the Company’s CEO and Chair of the Board, and Dr. Link, a member of the Company’s Board of Directors, served on the board of this private company.
On June 18, 2026, the private company was acquired by a newly formed holding company through a merger and recapitalization led by a third-party investor. In connection with the transaction, the Company's preferred stock was exchanged for approximately 6.7 million preferred units of the holding company with a fair value of approximately $6.7 million, representing a small minority interest, and Dr. Azamian and Dr. Link resigned from the board of the private company. The Company did not contribute additional capital in the transaction. A former member of the Company's Board of Directors, who has provided consulting services to the Company since 2022, serves as the CEO and as a member of the board of directors of the holding company.
13. SUBSEQUENT EVENTS
Acquisition of iRenix Medical, Inc.
On July 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iRenix Medical, Inc., a Delaware corporation (“iRenix”), Dolores Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Fortis Advisors LLC, as the securityholders’ representative. Pursuant to the Merger Agreement, on July 6, 2026, Merger Sub merged with and into iRenix (the “Merger”), with iRenix surviving the Merger as a wholly-owned subsidiary of the Company. The aggregate upfront consideration paid by the Company for the transactions contemplated by the Merger Agreement (the “iRenix Acquisition”) was (i) an amount in cash equal to $37.5 million, subject to customary adjustments and a post-closing purchase price adjustment, and (ii) 607,093 shares of common stock, par value $0.0001 per share, of the Company. In addition to the upfront consideration, the securityholders of

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
iRenix will be entitled to receive up to an aggregate of $115.0 million of milestone payments upon achievement of certain regulatory milestones, and up to an aggregate of $375.0 million of milestone payments upon achievement of certain commercial sales-threshold milestones. Future annual net sales in the U.S. of products developed, manufactured, and commercialized in conjunction with the iRenix Acquisition will also be subject, during the applicable royalty term, to incremental tiered royalty rates in the low-to-mid single digits.
Definitive Agreement to Acquire Alkeus Pharmaceuticals, Inc.
On July 31, 2026, the Company entered into an Agreement and Plan of Merger (the “Alkeus Merger Agreement”), by and among the Company, Apex 2026 Merger Sub, Inc., Alkeus Pharmaceuticals, Inc. (“Alkeus”)), and Shareholder Representative Services LLC, pursuant to which the Company has agreed to acquire (the “Alkeus Acquisition”) Alkeus, a privately held ophthalmology-focused biotechnology company developing gildeuretinol (ALK-001), an investigational once-daily oral therapy for Stargardt disease. The Alkeus Acquisition is expected to close in 2026, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. The closing of the pending Alkeus Acquisition is not conditioned upon the closing of the private placement described below or the receipt of any minimum amount of gross proceeds from the private placement. There can be no assurances that the Alkeus Acquisition will be consummated on the terms and in the timing described herein or at all.

Subject to the terms and conditions of the Alkeus Merger Agreement, upon consummation of the Alkeus Acquisition, the Company has agreed to pay upfront consideration consisting of (i) an amount in cash equal to $270.0 million, subject to customary adjustments and a post-closing purchase price adjustment, and (ii) an aggregate of $180.0 million in shares of the Company’s common stock valued at a price per share of $61.38. In addition to the upfront consideration, the Company has also agreed to pay the securityholders of Alkeus milestone payments of (i) an aggregate of $250.0 million, payable in cash and/or shares of the Company’s common stock in such proportions as the Company may determine in its sole discretion, contingent upon the achievement of regulatory approval for gildeuretinol and (ii) an aggregate amount of cash equal to $100.0 million contingent upon the achievement of the first commercial sale. In addition, the Company has also agreed to pay low-to-mid single digit tiered royalties as a percentage of gildeuretinol net sales.
Private Placement of Common Stock

On August 5, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of existing and new healthcare investors for the sale of shares of the Company’s common stock and pre-funded warrants to purchase shares of the Company’s common stock in a private placement. Pursuant to the terms of the Purchase Agreement, the Company agreed to issue and sell an aggregate of 2,098,519 shares of its common stock at a purchase price of $56.00 per share and pre-funded warrants to purchase an aggregate of 133,625 shares of the Company’s common stock at a purchase price of $55.9999 per pre-funded warrant (the purchase price per share less $0.0001, the exercise price of the pre-funded warrants), which is expected to result in gross proceeds of $125.0 million, before deducting placement agent fees and other offering expenses. The private placement is expected to close on August 7, 2026, subject to satisfaction of customary closing conditions.

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
The words “anticipate,” “believe,” contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ from expected results, include, among others:
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
•the timing and progress of our current clinical trials and timing of enrollment and initiation of our future clinical trials, and the reporting of data from our current and future trials, and our ability to hire and retain personnel to oversee and execute on our current and future trials;
•the timing or likelihood of regulatory filings and approval for our product candidates and our ability to meet existing or future regulatory standards or comply with post-approval requirements;
•our plans relating to the clinical development of our current and future product candidates, including the size, number and disease areas to be evaluated;
•the anticipated timing, terms and benefits of the acquisition of Alkeus Pharmaceuticals, Inc. (“Alkeus”) and, assuming closing of the transaction, our ability to integrate Alkeus and realize the anticipated benefits of the pending acquisition;
•our ability to integrate iRenix Medical, Inc. (“iRenix”) and realize the anticipated benefits of the acquisition;
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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our initial public offering (“IPO”), our subsequent follow-on public offerings in May 2022 (the “May 2022 Public Offering”), August 2023 (the “August 2023 Public Offering”), March 2024 (the “March 2024 Public Offering”), and March 2025 (the “March 2025 Public Offering”), collectively the “Follow-On Public Offerings”, as well as proceeds from our sales agreement prospectus (the “2023 ATM Prospectus”), drawdowns from our loan and security agreement (the “2024 Credit Facility”) with funds associated with Pharmakon Advisors, LP (“Pharmakon”), and a private placement of 2,098,519 shares of our common stock at a purchase price of $56.00 per share and pre-funded warrants to purchase 133,625 shares of our common stock at a purchase price per pre-funded warrant of $55.9999 (the purchase price per share less $0.0001, the exercise price of the pre-funded warrants), which is expected to result in gross proceeds of $125.0 million, before deducting placement agent fees and offering expenses (the “PIPE Transaction”). The PIPE Transaction is expected to close on August 7, 2026, subject to the satisfaction of customary closing conditions.
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
We intend to further advance our pipeline with, e.g., lotilaner API to address several diseases in human medicine, including eye care, and infectious disease prevention. We are investigating the development of our lotilaner-based product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, an investigational sterile aqueous gel formulation of lotilaner for the potential treatment of ocular rosacea and TP-05, an investigational oral tablet formulation of lotilaner, for potential Lyme disease prophylaxis and community malaria reduction.
In December 2025, we initiated a Phase 2 clinical trial (the “KORE Trial”) evaluating TP-04, a lotilaner-based sterile ophthalmic gel formulation for the potential treatment of ocular rosacea. The KORE Trial continues to progress, with topline results expected in the first half of 2027.
In March 2026, we initiated and have since completed enrollment in a Phase 2 clinical trial (the “Calliope Trial”) evaluating TP-05, a novel investigational lotilaner-based oral prophylactic designed to kill ticks before potential disease transmission. Topline results are expected in the first half of 2027, which we believe could support a Phase 3-ready package by the end of 2027.
In July 2026, as part of our strategic entry into the retina market, we acquired IRX-101 in connection with the acquisition of iRenix (the “iRenix Acquisition”). IRX-101 is an investigational ocular antiseptic based on a stable aqueous chlorine dioxide solution that is being developed for the potential to reduce post-procedural pain and corneal toxicity in patients receiving intravitreal therapy. Based on data from a Phase 2b/3 trial and in alignment with feedback from the FDA, we plan to initiate a Phase 3 trial (the “COMFORT Trial”) of IRX-101, an investigational ocular antiseptic designed to evaluate the tolerability and safety of IRX-101 compared to povidone-iodine. The COMFORT Trial is expected to begin enrolling in the first half of 2027 with topline results expected in 2028.
Recent Business and Corporate Highlights
XDEMVY:
•Generated $173.9 million of net product sales in the second quarter of 2026, a year-over-year increase of more than 69%.
◦The number of eye care professionals (ECPs) prescribing XDEMVY five or more times per week has doubled year-over-year, demonstrating depth of adoption.
•Direct-to-Consumer (“DTC”) initiatives continued to contribute to prescription growth and awareness, including:

◦Launched celebrity campaign in partnership with John Cena and an unbranded television campaign featuring “Barry the Cat” increased website engagement by more than 30% since the start of both new initiatives, with high-value actions up 19%.
◦Unaided awareness of Demodex blepharitis continued to increase and is now approximately 30% vs. 2% of patients surveyed at the beginning of our DTC campaign.
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
TP-04 for the Potential Treatment of Ocular Rosacea:
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
After review of the Galatea trial data with the FDA and key opinion leaders, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea. In December 2025, we initiated the KORE Trial, evaluating TP-04 for the potential treatment of ocular rosacea, with topline results expected in the first half of 2027.
TP-05 for the Potential Prevention of Lyme Disease:
We are exploring the therapeutic potential of TP-05 as a novel investigational lotilaner-based oral prophylactic designed to kill ticks. There are approximately 80 million people in the U.S. at risk of Lyme disease exposure with more than 30 million at high or moderate risk. Further, there are approximately 400,000 reported cases of Lyme disease in the U.S. each year, but it is believed that the actual number of cases could be much higher. We believe TP-05 is currently the only on-demand, oral tablet in development that targets ticks, and potentially prevents Lyme disease transmission. It is designed to rapidly and durably provide systemic blood levels of lotilaner potentially sufficient to kill infected ticks attached to the human body before they can transmit the Borrelia bacteria that causes Lyme disease.
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
In March 2026, we initiated and have since completed enrollment in the Calliope Trial evaluating TP-05, a novel investigational lotilaner-based oral prophylactic designed to kill ticks before potential disease transmission. Topline results are expected in the first half of 2027, which we believe could support a Phase 3-ready package by the end of 2027.
The FDA confirmed that a Phase 3 trial would require a disease prevention field study that would likely require the enrollment of thousands of patients. We continue to believe that partnering this program, following completion of the Calliope Trial, could be the best approach to potentially deliver this prophylactic therapy candidate to patients.
IRX-101 for the Potential Reduction of Post-Procedural Pain and Corneal Toxicity in Patients Receiving Intravitreal Therapy:
In July 2026, we acquired iRenix, pursuant to an Agreement and Plan of Merger with iRenix, Dolores Merger Sub, Inc. and Fortis Advisors LLC, as the securityholders’ representative. In connection with the iRenix Acquisition, we acquired IRX-101. We are exploring the potential of IRX-101 as an investigational ocular antiseptic to reduce post-procedural pain and corneal toxicity in patients receiving intravitreal therapy. More than 11 million intravitreal injections are performed in the U.S. each year, the vast majority of which rely on povidone-iodine as a pre-procedural antiseptic. For many patients, povidone-iodine is associated with significant ocular surface toxicity, resulting in corneal damage and pain that can persist for days following treatment. Despite this, and despite being contraindicated in patients with iodine sensitivity, there have been no new FDA-approved ocular antiseptics in more than four decades. We believe IRX-101 has the potential to meaningfully improve that experience while maintaining the antiseptic activity physicians depend on.
In a Phase 2b/3 RELIEF trial that was completed by iRenix prior to our acquisition of IRX-101, IRX-101 demonstrated statistically significant improvements on two co-primary endpoints versus povidone-iodine:
•Pain reduction: Approximately 50% relative reduction in post-procedural pain scores (p=0.0003), with half of the patients in the IRX-101 group reporting a pain score of zero.
•Corneal fluorescein staining: Approximately 25% relative reduction in corneal staining in the IRX-101 group (p=0.0003), reflecting less corneal surface damage.
Based on this data and in alignment with feedback from the FDA, we plan to initiate the COMFORT Trial. The study is expected to begin enrolling in the first half of 2027 with topline results expected in 2028.
Other Business Updates:

Definitive Agreement to Acquire Alkeus: On July 31, 2026, we entered into an Agreement and Plan of Merger (the “Alkeus Merger Agreement”), by and among the Company, Apex 2026 Merger Sub, Inc., Alkeus and Shareholder Representative Services LLC, pursuant to which we have agreed to acquire (the “Alkeus Acquisition”) Alkeus, a privately held ophthalmology-focused biotechnology company developing gildeuretinol (ALK-001), an investigational once-daily oral therapy with a differentiated approach designed to reduce toxic Vitamin A dimer formation in the retina, targeting the underlying biology of Stargardt disease, an inherited retinal disease affecting more than 36,000 diagnosed patients and an estimated 86,000 total patients in the U.S., that can lead to blindness. The Alkeus Acquisition adds a Phase 3 clinical program and is expected to further expand our presence in retina, one of the largest and fastest-growing specialties and is an important advancement in our strategy to become a leading eye care company. The Alkeus Acquisition is expected to close in 2026, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. The closing of the Alkeus Acquisition is not conditioned upon the closing of the PIPE Transaction or the receipt of any minimum amount of gross proceeds in the PIPE Transaction. There can be no assurances that the Alkeus Acquisition will be consummated on the terms and in the timing described herein or at all.

PIPE Transaction: On August 5, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a syndicate of existing and new healthcare investors for the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in a private placement. Pursuant to the terms of the Purchase Agreement, we agreed to issue and sell an aggregate of 2,098,519 shares of our common stock at a purchase price of $56.00 per share and pre-funded warrants to purchase an aggregate of 133,625 shares of our common stock at a purchase price of $55.9999 per pre-funded warrant (the purchase price per share less $0.0001, the exercise price of the pre-funded warrants), which is expected to result in gross proceeds of $125.0 million, before deducting placement agent fees and other offering expenses. The PIPE Transaction is expected to close on August 7, 2026, subject to satisfaction of customary closing conditions.
Interim Chief Commercial Officer: In July 2026, we appointed Neera Clase, Interim Chief Commercial Officer, as we enter the next phase of growth. Ms. Clase has been instrumental in the development and execution of our successful commercial strategy. Her extensive knowledge of the business and established leadership across the organization position her well to support continued commercial execution.
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
In Europe, we have completed stability work of a preservative-free formulation in 2026 and continue to evaluate the path to possible approval of TP-03 for the potential treatment of Demodex blepharitis.
In Japan, we continue to evaluate a potential path to approval of TP-03 for Demodex blepharitis.
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
To date, we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from issuance of common stock in our IPO, our subsequent Follow-On Public Offerings and our 2023 ATM Prospectus, as well as proceeds from net product sales, our China Out-License, and drawdowns from the 2024 Credit Facility and the previous loan and security agreement with Hercules Capital, Inc. and Silicon Valley Bank, a division of First Citizens Bank & Trust Company (the “2022 Credit Facility”, and collectively the “Credit Facilities”). On August 5, 2026, we entered into the Purchase Agreement for the PIPE Transaction, which is expected to close on August 7, 2026, subject to satisfaction of customary closing conditions.
We have incurred significant net operating losses (“NOLs”) in every year since our inception and expect to continue to incur significant operating expenses as we continue to commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $18.6 million and $20.3 million for the three months ended June 30, 2026 and 2025, respectively, and $25.5 million and $45.5 million for the six months ended June 30, 2026 and 2025, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
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
We expect to finance our operations through existing capital balances, revenue from product sales, equity or debt financings, or collaborations, strategic alliances, or licensing arrangements with third parties. Adequate funding may not be available to us when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital or enter into such agreements as and when needed, we could be forced to significantly delay, scale back, or discontinue our product development and/or commercialization plans, which would negatively and adversely affect our financial condition.
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
As of June 30, 2026, our aggregate cash, cash equivalents and marketable securities was $449.7 million – see the section below titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

Components of our Results of Operations
Comparison of the Three Months Ended

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
Revenues:
Product sales, net	$173,912	$102,660	$71,252
Total revenues	173,912	102,660	71,252

Operating expenses:
Cost of sales	12,113	6,237	5,876
Research and development	31,010	15,594	15,416
Selling, general and administrative	150,697	103,013	47,684
Total operating expenses	193,820	124,844	68,976
Loss from operations before other income (expense)	(19,908)	(22,184)	2,276

Other income (expense):
Interest income	3,698	4,229	(531)
Interest expense	(2,156)	(2,240)	84
Gain on exchange of long-term investments	2,812	—	2,812
Other income (expense), net	(281)	(145)	(136)
Total other income (expense), net	4,073	1,844	2,229
Provision for income taxes	(2,716)	—	(2,716)
Net loss	$(18,551)	$(20,340)	$1,789
Product Sales, Net
During the three months ended June 30, 2026 and 2025, we recognized revenue of $173.9 million and $102.7 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments, an increase of 69% compared to the prior year period. This increase in revenue was driven by higher volume and improvement in the gross-to-net discounts.
Cost of Sales
For the three months ended June 30, 2026 and 2025, we recognized $12.1 million and $6.2 million, respectively, in cost of sales for XDEMVY, and gross margins remained consistent at 93% and 94% for the respective periods. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.
Research and Development Expenses

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
Direct external expenses:
TP-03 program	$6,853	$3,739	$3,114
TP-04 program	1,208	962	246
TP-05 program	8,525	507	8,018
Other early-stage programs	1,833	1,316	517
Indirect expenses:
Compensation and personnel-related	11,176	7,973	3,203
Other	1,415	1,097	318
Total research and development expenses	$31,010	$15,594	$15,416

Research and development expenses increased by $15.4 million for the three months ended June 30, 2026, as compared to the prior year period. The increase was primarily attributable to (i) an $8.0 million increase in TP-05 program expenses related to our Calliope Trial, which we initiated in March 2026 and has since completed enrollment, (ii) a $3.2 million increase in payroll and personnel-related costs (including increased stock-based compensation expense of $1.1 million) primarily due to employee additions to support our product development initiatives, (iii) a $3.1 million increase in TP-03 program expenses, and (iv) a $0.5 million increase in other early-stage development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $47.7 million for the three months ended June 30, 2026, as compared to the prior year period. The increase was primarily attributable to (i) a $21.2 million increase in commercial and marketing costs, including DTC advertising costs, as we continued to expand our promotional activities for XDEMVY, (ii) a $19.5 million increase in expenses associated with patient support functions, information technology, legal, and professional services, and (iii) a $6.7 million increase in payroll and personnel-related costs (including increased stock-based compensation expense of $3.9 million) primarily due to commercial and corporate employee additions to support our continued growth and expansion of our commercial leadership team. We expect vendor-related expenses to increase during 2026 as we continue to expand our commercial activities for XDEMVY and invest in other corporate initiatives.
Other Income (Expense), Net
Other income (expense), net increased by $2.2 million for the three months ended June 30, 2026, as compared to the prior year period and primarily related to a $2.8 million gain on exchange of long-term investments (see Note 12), partially offset by a $0.5 million decrease in interest income earned on our cash, cash equivalents and marketable securities.
Income Taxes
In July 2025, the OBBB Act was enacted in the U.S., which contains a broad range of tax reform provisions affecting businesses, including permitting the immediate expensing of domestic research and development expenditures. Provision for income taxes was $2.7 million for the three months ended June 30, 2026, primarily due to $2.4 million of state income tax expense resulting from states that do not conform to the OBBB Act and therefore continue to require the capitalization and amortization of domestic research and development expenditures. There was no provision for income taxes recorded during the three months ended June 30, 2025.

Comparison of the Six Months Ended

	Six Months Ended June 30,		Change
	2026	2025
	(in thousands)
Revenues:
Product sales, net	$319,299	$180,995	$138,304
License fees and collaboration revenue	16,667	—	16,667
Total revenues	335,966	180,995	154,971

Operating expenses:
Cost of sales	21,509	11,448	10,061
Research and development	53,361	30,003	23,358
Selling, general and administrative	287,126	188,008	99,118
Total operating expenses	361,996	229,459	132,537
Loss from operations before other income (expense)	(26,030)	(48,464)	22,434

Other income (expense):
Interest income	7,420	7,683	(263)
Interest expense	(4,284)	(4,453)	169
Gain on exchange of long-term investments	2,812	—	2,812
Other income (expense), net	(368)	(226)	(142)
Total other income, net	5,580	3,004	2,576
Provision for income taxes	(5,068)	—	(5,068)
Net loss	$(25,518)	$(45,460)	$19,942
Product Sales, Net
During the six months ended June 30, 2026 and 2025, we recognized revenue of $319.3 million and $181.0 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments, a year-over-year increase of more than 76%. This increase in revenue was driven by higher volume and improvement in the gross-to-net discounts.
License Fees and Collaboration Revenue
For the six months ended June 30, 2026, we recognized $16.7 million in license fees and collaboration revenue related to (i) a $15.0 million regulatory milestone achievement under the China Out-License (see Note 9) and (ii) $1.7 million of required China withholding tax payable by GrandPharma on the associated milestone (see Note 11). The milestone payment was recorded on a gross basis, which increased license fees and collaboration revenue by $1.7 million, with an equal offsetting amount recorded as foreign tax expense within provision for income taxes. During the six months ended June 30, 2025, we did not recognize any license fees and collaboration revenue.
Cost of Sales
For the six months ended June 30, 2026 and 2025, we recognized $21.5 million and $11.4 million, respectively, in cost of sales for XDEMVY, and gross margins remained consistent at 93% and 94% for the respective periods. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2026	2025
	(in thousands)
Direct external expenses:
TP-03 program	$10,853	$6,820	$4,033
TP-04 program	1,983	1,990	(7)
TP-05 program	10,654	1,207	9,447
Other early-stage programs	2,674	2,278	396
Indirect expenses:
Compensation and personnel-related	22,624	15,676	6,948
Other	2,573	2,032	541
Milestone expenses	2,000	—	2,000
Total research and development expenses	$53,361	$30,003	$23,358
Research and development expenses increased by $23.4 million for the six months ended June 30, 2026, as compared to the prior year period. The increase was primarily attributable to (i) a $9.4 million increase in TP-05 program expenses related to our Calliope Trial, which we initiated in March 2026 and has since completed enrollment, (ii) a $6.9 million increase in payroll and personnel-related costs (including increased stock-based compensation expense of $2.6 million) primarily due to employee additions to support our product development initiatives, (iii) a $4.0 million increase in TP-03 program expenses, (iv) a $2.0 million upfront payment made upon execution of the February 2026 In-License Agreements (see Note 8), and (v) a $0.5 million increase in other indirect expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $99.1 million for the six months ended June 30, 2026, as compared to the prior year period. The increase was primarily attributable to (i) a $47.0 million increase in commercial and marketing costs, including DTC advertising costs, as we continued to expand our promotional activities for XDEMVY, (ii) a $40.7 million increase in costs associated with patient support functions, information technology, legal, and professional services, and (iii) an $11.1 million increase in payroll and personnel-related costs (including increased stock-based compensation expense of $7.4 million) primarily due to commercial and corporate employee additions to support our continued growth and the expansion of our commercial leadership team. We expect vendor-related expenses to continue to increase during 2026 as we continue to expand our commercial activities for XDEMVY and invest in other corporate initiatives.
Other Income (Expense), Net
Other income (expense), net increased by $2.6 million for the six months ended June 30, 2026, as compared to the prior year period and primarily related to a $2.8 million gain on exchange of long-term investments (see Note 12), partially offset by a $0.3 million decrease in interest income earned on our cash, cash equivalents and marketable securities.
Income Taxes
In July 2025, the OBBB Act was enacted in the U.S., which contains a broad range of tax reform provisions affecting businesses, including permitting the immediate expensing of domestic research and development expenditures. Provision for income taxes was $5.1 million for the six months ended June 30, 2026, primarily due to (i) $3.1 million of state income tax expense resulting from states that do not conform to the OBBB Act and therefore continue to require the capitalization and amortization of domestic research and development expenditures and (ii) $1.7 million of foreign withholding tax expense in connection with our China Out-License and a milestone that was achieved during the six months ended June 30, 2026. There was no provision for income taxes recorded during the six months ended June 30, 2025.

Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, convertible promissory notes, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from net product sales, the China Out-License, and drawdowns from our Credit Facilities. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $449.7 million. On August 5, 2026, we entered into the Purchase Agreement for the PIPE Transaction, which is expected to result in gross proceeds of $125.0 million, before deducting placement agent fees and other offering expenses. The PIPE Transaction is expected to close on August 7, 2026, subject to satisfaction of customary closing conditions.
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
China Out-License
As of the date of this filing, we have received $101.1 million of total proceeds in connection with our China Out-License comprised of (i) $15.0 million of initial consideration, (ii) $82.5 million for the achievement of specified milestones, and (iii) $3.6 million related to the transition of the China Out-License from LianBio to GrandPharma.
As of the date of this filing, we are eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) an additional regulatory approval milestone and one-time payment of $5.0 million; (ii) China-based TP-03 sales threshold milestones of up to an aggregate of $100.0 million; and (iii) tiered low to high-teen royalties for China Territory TP-03 product sales.
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
PIPE Transaction
On August 5, 2026, we entered into the Purchase Agreement for the PIPE Transaction. Pursuant to the terms of the Purchase Agreement, we agreed to issue and sell an aggregate of 2,098,519 shares of our common stock at a purchase price of $56.00 per share, and pre-funded warrants to purchase an aggregate of 133,625 shares of our common stock at a purchase price of $55.9999 per pre-funded warrant (the purchase price per share less $0.0001, the exercise price of the pre-funded warrants), which is expected to result in gross proceeds of $125.0 million, before deducting placement agent fees and other offering expenses. The PIPE Transaction is expected to close on August 7, 2026, subject to satisfaction of customary closing conditions.

Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. Although we have recently generated positive cash flows from operations, we have historically incurred significant losses and generated negative cash flows from operations since our inception. As of June 30, 2026 and December 31, 2025, we had accumulated deficits of $452.1 million and $426.6 million, respectively.
As of the date of this filing, we have paid $37.5 million of cash consideration (the “iRenix Upfront Payment”) in connection with the iRenix Acquisition and have agreed to pay, subject to the consummation of the Alkeus Acquisition, $270.0 million of cash consideration in connection with the Alkeus Acquisition (see Note 13) (the “Alkeus Upfront Payment”). Further, we expect to receive an additional $125.0 million in gross proceeds upon the closing of the PIPE Transaction, which is expected to occur on August 7, 2026, subject to satisfaction of customary closing conditions. After giving effect to the iRenix Upfront Payment and assuming that we will pay the Alkeus Upfront Payment upon the consummation of the Alkeus Acquisition and will receive the gross proceeds upon the closing of the PIPE Transaction, we believe that our remaining cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operations for at least the next twelve months following the filing date of this Quarterly Report on Form 10-Q. Our cash runway estimate is predicated on current assumptions regarding future revenue, operating expenses, and the availability of debt and equity financing, and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$36,571	$(50,038)
Investing activities	(20,684)	(86,646)
Financing activities	4,506	138,514
Net increase in cash, cash equivalents and restricted cash	$20,393	$1,830
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $36.6 million for the six months ended June 30, 2026, which primarily consisted of a net loss of $25.5 million, offset by a net increase in operating assets and liabilities of $39.2 million and non-cash charges of $22.9 million. Our cash inflows primarily related to $530.0 million of cash receipts from XDEMVY net product sales, and $15.0 million from GrandPharma for a regulatory milestone achievement under the China Out-License. These cash inflows were partially offset by (i) $430.7 million of vendor payments, (ii) $58.9 million of personnel-related costs, and (iii) $16.4 million of royalty payments.
Net cash used in operating activities was $50.0 million for the six months ended June 30, 2025, which primarily consisted of a net loss of $45.5 million and a net decrease in operating assets and liabilities of $18.3 million, partially offset by non-cash charges of $13.7 million. Our cash outflows primarily related to: (i) $292.5 million of vendor payments, (ii) $51.9 million of personnel-related costs, and (iii) $7.2 million of royalty payments. These cash outflows were partially offset by cash receipts of $303.6 million related to XDEMVY net product sales.
Net Cash Used in Investing Activities
Net cash used in investing activities was $20.7 million for the six months ended June 30, 2026, and related to $129.2 million of purchased marketable securities and $9.9 million of purchased property and equipment, partially offset by $118.4 million of proceeds from maturities of marketable securities.
Net cash used in investing activities was $86.6 million for the six months ended June 30, 2025, and related to $255.3 million of purchased marketable securities and $1.6 million of purchased property and equipment, partially offset by $170.2 million of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $4.5 million for the six months ended June 30, 2026, and related to $3.1 million of proceeds from employee stock option exercises and $1.4 million of proceeds from the issuance of common stock pursuant to our employee stock purchase plan (“ESPP”).
Net cash provided by financing activities was $138.5 million for the six months ended June 30, 2025, and related to $134.8 million of net proceeds from the issuance of common stock in the March 2025 Public Offering, $2.6 million of proceeds from employee stock option exercises, and $1.1 million of proceeds from the issuance of common stock pursuant to our ESPP.

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
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the three and six months ended June 30, 2026.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $449.7 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of June 30, 2026, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three and six months ended June 30, 2026.
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
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to our Business and Operations

We are a commercial stage biopharmaceutical company with a limited operating history and a single product approved for commercial sale. Although we have generated revenue from the launch of XDEMVY® (lotilaner ophthalmic solution) 0.25% and have recently generated positive cash flows from operations, we have continued to incur losses and historically generated negative cash flows from operations since our inception. We anticipate that we could continue to incur significant expenses and potential losses in future periods.
We have one product, XDEMVY®, formerly known as TP-03, which obtained Food and Drug Administration (“FDA”) approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our Company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, and under our 2023 ATM Prospectus, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities. For the three months ended June 30, 2026 and 2025 our net losses were $18.6 million and $20.3 million, respectively, and for the six months ended June 30, 2026 and 2025 our net losses were $25.5 million and $45.5 million, respectively. As of June 30, 2026 and December 31, 2025, we had accumulated deficits of $452.1 million and $426.6 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of potential future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses in the future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with potential future losses, have had and could continue to have an adverse effect on our accumulated deficit and working capital.
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
As we advance our research and development programs and commercialization efforts and acquire additional product candidates and technologies, we expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs, manufacturing, quality control, sales, marketing, and distribution. To manage our anticipated future growth, we must:
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

Additionally, the U.S. government has made statements and taken certain actions including the imposition of tariffs, that have led to changes in U.S. and international trade policies towards China and other countries. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters or whether the imposition of tariffs will be upheld by courts or other governmental bodies. For example, on February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump in 2025. In response to the U.S. Supreme Court ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974, and upon expiration of such tariffs on July 24, 2026, President Trump announced new tariffs of 10% and 12.5% on goods from 60 trade partners of the U.S. under Section 301 of the Trade Act of 1974. Additionally, on April 2, 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act (the “2026 Proclamation”) imposing additional tariffs of up to 100% ad valorem on imports of certain patented pharmaceuticals and associated pharmaceutical ingredients and, in some cases, royalty payments for in-licensed technology, with rates and effective dates varying by company status, country of origin, and onshoring or MFN pricing commitments. Based on our manufacturing practices we may be subject to these tariffs, in particular the tariffs administered by the Department of Commerce under the 2026 Proclamation. We have, however, filed an onshoring application with the U.S. Department of Commerce that, if granted, would lower the maximum ad valorem section 232 tariff applicable to our products from 100% to 20%, pursuant to the provisions under the 2026 Proclamation. We are closely monitoring changes and developments in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations and financial performance and these or other trade policy changes could significantly increase our cost of goods, disrupt supply chains, or adversely affect our gross margins.

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
We are early in our development efforts for our product candidates and indications, including TP-04 for the treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, among others. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the potential treatment of papulopustular rosacea in March 2023. In February 2024 we announced positive topline results, and after review of the Galatea trial data with the FDA and KOLs, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea. In December 2025, we initiated the KORE Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial evaluated TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial. After discussions with the FDA about our Lyme disease program, they agreed to our proposed approach for a Phase 2 clinical trial of TP-05 which would include several hundred subjects. In March 2026, we initiated and have since completed enrollment in a Phase 2 clinical trial (the “Calliope trial”) of TP-05, a novel investigational lotilaner-based oral prophylactic tablet designed to kill ticks before potential disease transmission. Topline results are expected in the first half of

2027, which we believe could support a Phase 3-ready package by the end of 2027. Additionally, the FDA confirmed that a Phase 3 clinical trial would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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
For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by GrandPharma under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by GrandPharma or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory. Additionally, to the extent that we enter into collaborations with third parties for development and/or commercialization of our products or product candidates in foreign markets, we will be unable to directly control development and commercial activities or whether such third parties continue to develop or commercialize such products or product candidates. For example, in February 2024,

LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. In March 2024, we executed the Novation Agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD. In March 2026, GrandPharma obtained regulatory approval of TP-03 in the PRC, following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company, which was recorded as license fees and collaboration revenue in the accompanying Condensed Statement of Operations and Comprehensive Loss for the six months ended June 30, 2026. As of the date of this filing, it is uncertain if and when we will receive any additional future milestone consideration under the China Out-License.
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
Since our inception, we have funded our operations through private placements of preferred stock and, convertible promissory notes, the sale of our common stock in our IPO and the Follow-On Public Offerings, and the 2023 ATM Prospectus, as well as proceeds from net product sales, our China Out-License, and draws on our Credit Facilities. We expect our expenses to continue to increase and we will require a larger amount of capital to fund our commercialization efforts, the development of our product candidates and the maintenance and expansion of our operations and capabilities. These expenditures will include costs associated with marketing and selling any products approved for sale, including XDEMVY, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing or acquiring assets consistent with our core strategy and other unanticipated costs. Further, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.
As of the date of this filing, we have paid the iRenix Upfront Consideration and have agreed to pay, subject to the consummation of the Alkeus Acquisition, the Alkeus Upfront Payment (see Note 13). Further, we expect to receive an additional $125.0 million in gross proceeds upon the closing of the PIPE Transaction, which is expected to occur on August 7, 2026, subject to satisfaction of customary closing conditions. After giving effect to the iRenix Upfront Payment and assuming that we will pay the Alkeus Upfront Payment upon consummation of the Alkeus Acquisition and will receive the gross proceeds upon the closing of the PIPE Transaction, we believe that our remaining cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operations for at least the next twelve months following the filing date of this Quarterly Report on Form 10-Q. Our cash runway estimate is predicated on current assumptions regarding future revenue, operating expenses, and the availability of debt and equity financing, and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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
We expect to finance our cash needs through existing capital balances, revenue from our net product sales, possible combinations of equity and debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, March 2024, and March 2025, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million, $99.3 million, $107.7 million, and $134.8 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, 3,281,250 shares of our common stock and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering, and 3,230,336 shares of our common stock in the March 2025 Public Offering. In addition, on August 5, 2026, we entered into the Purchase Agreement, pursuant to which we have agreed to issue and sell an aggregate of 2,098,519 shares of our common stock (the “PIPE Shares”) and pre-funded warrants to purchase 133,625 shares of our common stock (the “PIPE Pre-Funded Warrants”) in a private placement offering, which is expected to result in gross proceeds of $125.0 million, before deducting placement agent fees and other offering expenses. The PIPE Transaction is expected to close on August 7, 2026, subject to satisfaction of customary closing conditions. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility with Pharmakon, which provided, among other things, a $75.0 million initial term loan which was drawn in April 2024, restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of certain properties or assets, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.
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
Acquisitions or strategic partnerships could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We have and may in the future enter into transactions to acquire other businesses, product candidates, products or technologies or enter into strategic partnerships, including licensing. For example, on July 6, 2026, we completed the acquisition of iRenix. While we believe the iRenix Acquisition will help us to establish an important foundation in retina, IRX-101 is still in the clinical stages of development, so any anticipated benefits of the iRenix Acquisition may not be realized fully, or at all, or may take longer to realize than expected. In addition, on July 31, 2026, we entered into the Alkeus Merger Agreement to acquire Alkeus, which is expected to close in 2026, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the satisfaction of other customary closing conditions. However, there can be no assurances that the Alkeus Acquisition will be completed on the terms and in the timing that we anticipate or at all. Also, any challenges with our ability to integrate iRenix and potentially Alkeus, and our ability to hire and retain adequate personnel to operate these and our other existing programs could adversely affect timing and execution of the current and future clinical trials, among other aspects. Further, if we identify other suitable acquisition or partnership candidates in the future, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. For example, we issued 607,093 shares of our common stock as a portion of the consideration paid in the iRenix Acquisition and we have agreed to issue an aggregate of $180.0 million in shares of our common stock valued at a price per share of $61.38 as a portion of the consideration to be paid in the Alkeus Acquisition, if it is consummated. We may also, at our option, pay all or a portion of a potential $250.0 million milestone payment in shares of our common stock, to the extent the Alkeus Acquisition is consummated and the applicable milestone is achieved.
We could incur losses resulting from undiscovered liabilities of the acquired business or partnership that are not covered by the indemnification we may obtain from the seller or our partner or any representations and warranties insurance coverage. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions or partnerships may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or partnerships or the effect that any such transactions might have on our operating results.
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
We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of TP-03, TP-04, TP-05 and IRX-101 and other product candidates, and we expect to continue to rely upon third parties to conduct additional clinical trials of potential future product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third party, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our development activities.
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
The development and commercialization of our product, XDEMVY for the treatment of Demodex blepharitis, or certain of our product candidates, including TP-04 for the potential treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we license from Elanco. If we breach our agreements with Elanco or the agreements are terminated, we could lose license rights that are important to our business.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the scope of patent protection outside of the U.S. is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing or will pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. As noted above, the Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China. In March 2026, GrandPharma obtained regulatory approval of TP-03 in the PRC, following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company, which was recorded as license fees and collaboration revenue in the accompanying Condensed Statement of Operations and Comprehensive Loss for the six months ended June 30, 2026. Although we achieved the associated milestone, if the commercialization of TP-03 is unsuccessful in the China Territory this could adversely affect our business.
Further, we may not be aware of all third-party intellectual property rights potentially relating to XDEMVY or our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to commercialize our products, is highly uncertain. Because we have not yet conducted a formal patent landscape analysis related to XDEMVY or our product candidates, we may not be aware of issued patents that a third party might assert are infringed by XDEMVY or one of our current or future product candidates, which could materially impair our ability to commercialize XDEMVY or our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including XDEMVY, TP-03, TP-04, TP-05 or IRX-101, we may not successfully find patents that our products or product candidates, including XDEMVY, TP-03, TP-04, TP-05 or IRX-101, may infringe. If we are unable to confirm that our products do not infringe third-party patents, others could preclude us from commercializing XDEMVY or our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not published at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in post-grant review or interference procedures, oppositions, derivations, revocations, reexaminations, or inter partes review proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. For example, one of our European patents relating to TP-03 is currently being challenged by third parties in an opposition proceeding before the European Patent Office, which is expected to be under appeal. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize XDEMVY or our current or future product candidates.
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
In addition to our current license agreements, including the Elanco Agreements, from time to time we may be required to license technology from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2026, we had 43,271,347 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (the “Securities Act”) and various vesting agreements.

We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, we have agreed, contingent upon the completion of the Alkeus Acquisition, to file a shelf registration statement covering the resale by the Alkeus stockholders of (i) the $180.0 million of shares of our common stock valued at a price per share of $61.38 that we have agreed to issue as a portion of the consideration for the Alkeus Acquisition and (ii) any shares of our common stock that we may elect to issue as all or a portion of a potential $250.0 million milestone payment to the extent the applicable milestone is achieved. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock.

However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrants or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our 2023 ATM Prospectus, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in March 2025, we completed a follow-on public offering of approximately 3.2 million shares of our common stock at a public offering price of $44.50 per share, for aggregate net proceeds of approximately $134.8 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses). In 2023 we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our 2023 ATM Prospectus. On August 5, 2026, we entered into the Purchase Agreement for the PIPE Transaction, which is expected to close on August 7, 2026, subject to satisfaction of customary closing conditions, and have agreed, subject to closing the PIPE Transaction, to file a shelf registration statement to cover the resale by the investors in the PIPE Transaction of the PIPE Shares and the shares issuable upon exercise of the PIPE Pre-Funded Warrants. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
Requirements associated with being a public company increase our costs significantly and divert significant company resources and management attention.
As a public company, we are subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management and we incur significant legal, accounting and other expenses. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On June 1, 2026, Elizabeth Yeu-Lin, our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement (the “Yeu-Lin Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Yeu-Lin Plan provides for the potential sale of up to 9,506 shares of common stock held by Ms. Yeu-Lin between September 1, 2026 and August 31, 2027. Also on June 1, 2026, the spouse of Ms. Yeu-Lin adopted a Rule 10b5-1 trading arrangement (the “Spousal Plan”) covering shares of the Company's common stock in which Ms. Yeu-Lin has an indirect pecuniary interest reportable under Section 16 of the Exchange Act. The Spousal Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential sale of up to 6,360 shares of the Company's common stock, between September 1, 2026 and September 1, 2027.
During the quarter ended June 30, 2026, none of our other officers or directors, as defined in Rule 16a-1(f), informed us of an adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

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

TARSUS PHARMACEUTICALS, INC.

Date:	August 6, 2026	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 6, 2026	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)