Form 10-Q
period 2026-09-30
Tarsus Pharmaceuticals, Inc.
filed 2026-11-03
CIK 1819790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 29, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 49,305,552.

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
•The development and commercialization of our product, XDEMVY for the treatment of Demodex blepharitis, or certain of our product candidates, including TP-04 for the potential treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, is dependent on intellectual property we in-license from Elanco Tiergesundheit AG (“Elanco”). The development and potential commercialization of our other product candidates, IRX-101 for the potential use as an ocular antiseptic and ALK-001 for the potential treatment of Stargardt disease, are also dependent on intellectual property we license from third parties. If we breach our agreements with Elanco or other third parties or the agreements are terminated, we could lose license rights that are important to our business.
•We expect to expand our development, regulatory, operational, sales, marketing, and distribution capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•We contract with third parties for the commercial manufacture of XDEMVY and for the manufacture of our product candidates for preclinical studies, clinical trials and for eventual commercialization. In some instances, we or our third-party contract manufacturers rely on single source suppliers for certain materials for our product and product candidates. This reliance on third parties and single source suppliers increases the risk that we will not have sufficient quantities of XDEMVY, our product candidates, compounds, or related components or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization or development efforts, as we expect XDEMVY and each of our product candidates will continue to rely on single-source suppliers for the foreseeable future.
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
•We recently completed the acquisitions of iRenix and Alkeus and may pursue additional acquisitions or strategic partnerships in the future. We many not successfully integrate the acquired businesses and programs or realize their anticipated benefits, and these transactions have resulted in, and future transactions could result in, substantial contingent milestone and royalty payment obligations, dilution to our stockholders from shares issued as consideration or to satisfy milestone payments, reduced financial resources, the incurrence of debt or assumption of liabilities, and the diversion of management’s attention, any of which could disrupt our business and adversely affect our results of operations.
•The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
TARSUS PHARMACEUTICALS, INC.

TARSUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,530	$183,641
Restricted cash	—	560
Marketable securities	173,082	233,627
Accounts receivable, net	100,436	85,057
Inventory	5,159	4,372
Other receivables	1,670	2,052
Prepaid expenses	28,541	13,473
Total current assets	445,418	522,782
Restricted cash, non-current	2,382	2,002
Inventory, non-current	2,525	2,532
Property and equipment, net	20,719	11,665
Intangible assets, net	16,645	7,366
Operating lease right-of-use assets	10,393	10,080
Long-term investments	6,682	3,870
Other assets	735	1,861
Total assets	$505,499	$562,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,694	$16,387
Accrued payroll and benefits	34,335	17,779
Other accrued liabilities	158,085	101,529
Total current liabilities	227,114	135,695
Long-term debt, net	72,935	72,438
Contingent consideration, non-current	85,689	—
Other long-term liabilities	15,732	10,599
Total liabilities	401,470	218,732
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 49,303,413 shares issued and outstanding at September 30, 2026 (unaudited); 42,553,931 shares issued and outstanding at December 31, 2025	7	6
Additional paid-in capital	1,225,416	769,667
Accumulated other comprehensive income (loss)	(914)	381
Accumulated deficit	(1,120,480)	(426,628)
Total stockholders’ equity	104,029	343,426
Total liabilities and stockholders’ equity	$505,499	$562,158
See accompanying notes to these unaudited condensed consolidated financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$194,569	$118,697	$513,868	$299,692
License fees and collaboration revenue	—	—	16,667	—
Total revenues	194,569	118,697	530,535	299,692

Operating expenses:
Cost of sales	13,894	8,309	35,403	19,757
Research and development	44,192	16,284	97,553	46,287
Acquired in-process research and development	632,176	—	632,176	—
Selling, general and administrative	168,021	108,633	455,147	296,641
Change in fair value of contingent consideration	(1,620)	—	(1,620)	—
Total operating expenses	856,663	133,226	1,218,659	362,685
Loss from operations before other income (expense)	(662,094)	(14,529)	(688,124)	(62,993)

Other income (expense):
Interest income	3,777	4,114	11,197	11,797
Interest expense	(2,185)	(2,268)	(6,469)	(6,721)
Gain on exchange of long-term investments	—	—	2,812	—
Loss on initial consolidation of variable interest entity	(3,281)	—	(3,281)	—
Other income (expense), net	91	98	(277)	(128)
Total other income (expense), net	(1,598)	1,944	3,982	4,948
Provision for income taxes	(4,642)	—	(9,710)	—
Net loss	$(668,334)	$(12,585)	$(693,852)	$(58,045)

Unrealized gain (loss) on marketable securities and cash equivalents	(357)	250	(1,295)	110
Comprehensive loss	$(668,691)	$(12,335)	$(695,147)	$(57,935)

Net loss per share, basic and diluted	$(14.40)	$(0.30)	$(15.67)	$(1.40)
Weighted-average shares outstanding, basic and diluted	46,421,382	42,607,717	44,270,023	41,457,027

See accompanying notes to these unaudited condensed consolidated financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	42,553,931	$6	$769,667	$381	$(426,628)	$343,426
Net loss	—	—	—	—	(6,967)	(6,967)
Recognition of stock-based compensation expense	—	—	11,967	—	—	11,967
Exercise of vested stock options	45,394	—	1,204	—	—	1,204
Issuance of common stock upon the vesting of restricted stock units	421,987	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(679)	—	(679)
Balance as of March 31, 2026	43,021,312	$6	$782,838	$(298)	$(433,595)	$348,951
Net loss	—	—	—	—	(18,551)	(18,551)
Recognition of stock-based compensation expense	—	—	13,289	—	—	13,289
Exercise of vested stock options	91,548	—	1,864	—	—	1,864
Issuance of common stock upon the vesting of restricted stock units	131,601	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	26,886	—	1,438	—	—	1,438
Other comprehensive income (loss)	—	—	—	(259)	—	(259)
Balance as of June 30, 2026	43,271,347	$6	$799,429	$(557)	$(452,146)	$346,732
Net loss	—	—	—	—	(668,334)	(668,334)
Recognition of stock-based compensation expense	—	—	27,218	—	—	27,218
Issuance of common stock in private placement, net of issuance costs of $4.6 million	2,098,519	—	112,923	—	—	112,923
Issuance of pre-funded warrants in private placement, net of issuance costs of $0.3 million	—	—	7,190	—	—	7,190
Common stock issued for acquisition of Alkeus	2,908,692	1	230,466	—	—	230,467
Common stock issued to securityholders of iRenix	607,093	—	40,706	—	—	40,706
Exercise of vested stock options	309,746	—	7,484	—	—	7,484
Issuance of common stock upon the vesting of restricted stock units	108,016	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(357)	—	(357)
Balance as of September 30, 2026	49,303,413	$7	$1,225,416	$(914)	$(1,120,480)	$104,029

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	38,349,826	$6	$584,559	$179	$(360,210)	$224,534
Net loss	—	—	—	—	(25,120)	(25,120)
Recognition of stock-based compensation expense	—	—	6,930	—	—	6,930
Issuance of common stock, net of issuance costs of $9.0 million	3,230,336	—	134,771	—	—	134,771
Exercise of vested stock options	78,436	—	1,437	—	—	1,437
Issuance of common stock upon the vesting of restricted stock units	336,939	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(94)	—	(94)
Balance as of March 31, 2025	41,995,537	$6	$727,697	$85	$(385,330)	$342,458
Net loss	—	—	—	—	(20,340)	(20,340)
Recognition of stock-based compensation expense	—	—	8,234	—	—	8,234
Exercise of vested stock options	56,795	—	1,205	—	—	1,205
Issuance of common stock upon the vesting of restricted stock units	126,639	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	32,001	—	1,101	—	—	1,101
Other comprehensive income (loss)	—	—	—	(46)	—	(46)
Balance as of June 30, 2025	42,210,972	$6	$738,237	$39	$(405,670)	$332,612
Net loss	—	—	—	—	(12,585)	(12,585)
Recognition of stock-based compensation expense	—	—	12,243	—	—	12,243
Exercise of vested stock options	127,085	—	2,562	—	—	2,562
Issuance of common stock upon the vesting of restricted stock units	109,825	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	250	—	250
Balance as of September 30, 2025	42,447,882	$6	$753,042	$289	$(418,255)	$335,082
See accompanying notes to these unaudited condensed consolidated financial statements.

TARSUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(693,852)	$(58,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,744	653
Amortization of intangible assets	720	720
Amortization of debt-related costs	497	437
Loss on disposal of property and equipment	183	—
Stock-based compensation	52,474	27,406
Non-cash lease expense	300	528
Gain on exchange of long-term investments	(2,812)	—
Acquired IPR&D expenses of iRenix	81,025	—
Acquired IPR&D expenses of Alkeus	551,151	—
Acquired inventory expensed	3,045	—
Loss on initial consolidation of variable interest entity	3,281	—
Change in fair value of contingent consideration	(1,620)	—
Net amortization/accretion of marketable securities	(2,055)	(4,557)
Unrealized (gain) loss from transactions denominated in a foreign currency	(4)	14
Changes in operating assets and liabilities:
Accounts receivable, net	(15,379)	(25,860)
Inventory	(779)	(1,215)
Other receivables	404	(418)
Prepaid expenses	(12,837)	(6,471)
Other non-current assets	119	(146)
Accounts payable	14,790	(8,063)
Accrued payroll and benefits	5,103	(2,272)
Other accrued liabilities	46,200	45,508
Other long-term liabilities	(1,129)	—
Net cash provided by (used in) operating activities	30,569	(31,781)
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	190,505	269,718
Purchases of marketable securities	(129,201)	(357,606)
Cash paid for the acquisition of Alkeus, net of cash acquired	(223,089)	—
Cash paid for the acquisition of iRenix, net of cash acquired	(37,290)	—
Purchases of property and equipment	(11,100)	(3,501)
Net cash used in investing activities	(210,175)	(91,389)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of paid issuance costs	113,135	134,771
Proceeds from issuance of pre-funded warrants, net of paid issuance costs	7,190	—
Proceeds from exercise of stock options	10,552	5,204
Proceeds from sale of common stock under employee stock purchase plan	1,438	1,101
Net cash provided by financing activities	132,315	141,076
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,291)	17,906
Cash, cash equivalents and restricted cash at beginning of period	186,203	97,381
Cash, cash equivalents and restricted cash at end of period	$138,912	$115,287
Supplemental Disclosures From Noncash, Investing and Financing Activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$10,209
Fair value of common stock issued in connection to acquisitions	$271,172	$—
Deferred consideration included within accrued payroll and benefits	$7,129	$—
Preferred stock investment exchanged for preferred units of privately-held company	$6,682	$—
Interest expense paid in cash	$5,972	$6,284
Income taxes paid in cash	$5,854	$—
Additions of intangible assets included within other accrued liabilities	$10,000	$—
Additions of property and equipment included within accounts payable and other accrued liabilities	$—	$1,499
Offering costs included within other accrued liabilities	$212	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS
Description of Business
Tarsus Pharmaceuticals, Inc. (together with its subsidiaries, hereinafter referred to as “Tarsus” or the “Company”) is a commercial stage biopharmaceutical company focused on the development and commercialization of therapeutics, starting with eye care. The Company launched XDEMVY® (lotilaner ophthalmic solution) 0.25%, formerly known as TP-03, for the treatment of Demodex blepharitis in August 2023, after receiving United States (“U.S.”) Food and Drug Administration (“FDA”) approval in July 2023. The Company expanded its pipeline into retina through the acquisitions of iRenix Medical, Inc. (“iRenix”, and the “iRenix Acquisition”) in July 2026, and Alkeus Pharmaceuticals, Inc. (“Alkeus”, and the “Alkeus Acquisition”) in September 2026 (see Note 8).
Private Placement of Common Stock
In August 2026, the Company completed a private placement (the “2026 Private Placement”), pursuant to which the Company sold an aggregate of 2,098,519 shares of its common stock at a purchase price of $56.00 per share and pre-funded warrants to purchase an aggregate of 133,625 shares of the Company’s common stock at a purchase price of $55.9999 per pre-funded warrant (the purchase price per share less $0.0001, the exercise price of the pre-funded warrants), which resulted in net proceeds of approximately $120.1 million, after deducting placement agent fees and other offering expenses.
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
During the three and nine months ended September 30, 2026 and 2025, there were no sales of the Company’s common stock pursuant to the 2023 ATM Prospectus.
Liquidity
The Company has a limited operating history and has incurred accumulated losses. Although the Company has recently generated positive cash flows from operations and has successfully generated revenues from XDEMVY since its commercial launch in August 2023, it historically generated negative cash flows from operations since inception, and the revenue and income potential from the Company’s business and market remains unproven. The Company has funded its inception-to-date operations through the Initial Public Offering (“IPO”), subsequent follow-on public offerings, the 2023 ATM

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Prospectus and the 2026 Private Placement, as well as from proceeds from product sales, the development and license agreement (the “China Out-License”), and draws on the current loan and security agreement (the “2024 Credit Facility”) with Pharmakon Advisors, LP (“Pharmakon”) and the previous loan and security agreement. The Company estimates that its existing capital resources will be sufficient to meet projected operating expense requirements and other liquidity needs for at least 12 months from the issuance date of the accompanying Condensed Consolidated Financial Statements that have been prepared on a going-concern basis.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information pursuant to Form 10-Q and with the rules and regulations of the SEC. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and the related notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026.
The interim Condensed Consolidated Balance Sheet as of September 30, 2026, the Condensed Consolidated Statements of Operations and Comprehensive Loss, and the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which consist of only normal and recurring adjustments for the fair presentation of its financial information. Certain prior year amounts have been reclassified to conform to the current year presentation on the Condensed Consolidated Statements of Cash Flows to separately present accounts payable and other accrued liabilities.
The financial data and other information disclosed in these notes related to the three and nine month periods are also unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for annual financial statements. The condensed interim operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other interim or annual period.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of Tarsus Pharmaceuticals, Inc. and its wholly owned subsidiaries, consisting of iRenix and Alkeus. On July 6, 2026, a wholly owned subsidiary of the Company merged with and into iRenix, with iRenix surviving as a wholly owned subsidiary of the Company. iRenix is consolidated under the voting interest model, as it was determined not to be a variable interest entity (“VIE”) because it had sufficient equity at risk to finance its intended purpose/designed activities without additional subordinated financial support. On September 4, 2026, a wholly owned subsidiary of the Company merged with and into Alkeus, with Alkeus surviving as a wholly owned subsidiary of the Company. Alkeus is a VIE for which the Company is the primary beneficiary under ASC 810, Consolidation (“ASC 810”), because the Company has both the power to direct the activities that most significantly affect Alkeus’ economic performance and the obligation to absorb losses of, or the right to receive benefits from Alkeus that could

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
potentially be significant (see Note 8). The results of operations of iRenix and Alkeus are included from their respective acquisition dates. All significant intercompany transactions and balances have been eliminated. The Company operates its business in one operating segment consisting of one reporting unit.
Use of Estimates
The preparation of financial statements in conformity with GAAP and with the rules and regulations of the SEC requires management to make informed estimates and assumptions that affect the amounts reported in these accompanying Condensed Consolidated Financial Statements and Notes. These estimates and assumptions are based upon historical experience, knowledge of current events and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources and involve judgments with respect to numerous factors that are difficult to predict and may materially differ from the amounts ultimately realized and reported due to the inherent uncertainty of any estimate or assumption. On an ongoing basis, management evaluates its estimates, including those related to the recognition of revenue, clinical trial accruals, contract manufacturing accruals, expected demand for inventory, fair value of assets and liabilities, income taxes, stock-based compensation, and the fair value of assets acquired, liabilities assumed and consideration transferred in acquisitions, including contingent consideration. Management bases its estimates on historical experience and various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying Condensed Consolidated Financial Statements under different assumptions and conditions.
The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026, reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, interest rates, and foreign exchange rate fluctuations. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the issuance date of the accompanying Condensed Consolidated Financial Statements.
The accounting policies and estimates that most significantly impact the presented amounts within these accompanying Condensed Consolidated Financial Statements are further described below:
Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments, including money market fund accounts, that are readily convertible into cash without penalty, with original maturities of three months or less from the purchase date. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents are valued at cost, which approximate their fair value.
Restricted Cash
Restricted cash relates to collateral for a letter of credit related to the Company’s new office space lease that was executed in December 2024 (see Note 9). The Company also has collateral for a letter of credit related to Alkeus’ office space for which the Company assumed the lease obligations upon closing of the Alkeus Acquisition. Restricted cash that will be held for less than one year is reported in current assets and amounts that will be held for longer than one year are reported in non-current assets on the accompanying Condensed Consolidated Balance Sheets.
Marketable Securities and Long-Term Investments
Marketable securities consist primarily of short-term fixed income investments carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities (see Note 3). Management determines the appropriate classification of its investments in fixed income securities at the time of purchase. Available-for-sale securities with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
the balance sheet date, are classified as current assets on the accompanying Condensed Consolidated Balance Sheets due to their highly liquid nature and availability for use in current operations.
Marketable securities are recorded at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within the accompanying Condensed Consolidated Statements of Stockholders’ Equity until realized. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses as well as credit losses, if any, on marketable securities identified on a specific identification basis are included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company periodically evaluates whether a credit loss allowance should be recorded for available-for-sale debt securities in an unrealized loss position, which occurs when the fair value of a debt security declines below its amortized cost. The Company’s credit loss evaluation is based on objective evidence, including the underlying credit quality and credit ratings of the issuers, as well as subjective factors, including knowledge of recent events and assumptions of future events. If the Company intends to sell, or it is more likely than not that the Company will be required to sell, a debt security before recovery of its amortized cost basis, the amortized cost basis of the individual security is written down to fair value through earnings. Otherwise, declines in fair value attributable to credit losses are recorded through an allowance for credit losses, limited to the amount by which fair value is below amortized cost, with a corresponding charge to other income (expense), and declines attributable to non-credit-related factors are recorded in other comprehensive income (loss).
The Company held a preferred stock investment in a privately-held eye care company that does not meet the criteria for in-substance common stock. Accordingly, the investment is classified within long-term investments in the accompanying Condensed Consolidated Balance Sheets based on the Company’s intent to hold the securities for more than one year. The investment is measured under the Accounting Standards Codification (“ASC”) 321, Investments— Equity Securities (“ASC 321”), measurement alternative and is carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity financings. The Company evaluates the investment for such observable price changes at each reporting period.
In June 2026, the privately-held company was acquired by a newly formed holding company through a merger and recapitalization. In connection with the transaction, the Company’s preferred stock in the privately-held company was cancelled and exchanged for preferred units of the holding company. Because the security the Company held was legally extinguished and exchanged for a different equity instrument of a different issuer, the Company accounted for the transaction as a disposal of the preferred stock and an acquisition of the preferred units, measured at fair value. The Company derecognized the carrying value of its preferred stock, recorded the preferred units received at their fair value of $6.7 million, and recognized a gain of $2.8 million in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026. The fair value of the preferred units was determined based on the price per unit in a substantially concurrent, cash financing of the same preferred units of the holding company, which the Company considered an observable transaction for an identical security. The Company continues to account for its investment in the preferred units under the ASC 321 measurement alternative, at the new cost basis established in the exchange.
At each reporting period, the Company also assesses the investment for possible impairment indicators. If the fair value of the investment is determined to be less than its carrying value, the Company will recognize an impairment loss through other income (expense) in the Statements of Operations and Comprehensive Loss. During the three and nine months ended September 30, 2026 and 2025, there were no identified impairment indicators that resulted in a change to the carrying value of the investment.
Accounts Receivable, Net
Accounts receivable generally consists of amounts due from the Company’s customers, which includes pharmaceutical wholesalers and specialty pharmacy providers related to product sales of XDEMVY in the U.S. Payment terms are typically 30-60 days following delivery to customers. Accounts receivable are recorded net of discounts, chargebacks, allowances and other adjustments. The Company monitors the financial performance and creditworthiness of its customers so it can properly assess and respond to changes in their credit profile. The Company estimates the allowance for credit losses based

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
on existing contractual payment terms, actual payment patterns of customers and individual customer circumstances. Amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company did not record a reserve for estimated credit losses during the three and nine months ended September 30, 2026 and 2025.
Inventory
Inventories include the costs of material, third-party manufacturing costs, packaging services, and freight-in. Cost is determined on a first-in, first-out basis. Inventory is measured at the lower-of-cost and net realizable value, based on a number of factors including, but not limited to, damage, expiration, or changes in price level.
The Company capitalizes inventory costs associated with products following regulatory approval when future commercialization is considered probable and the future economic benefit is expected to be realized. Product that may be used in clinical development programs are excluded from inventory and the costs are charged to research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss as incurred, as long as they do not have an alternative use. The Company evaluates inventory levels that would be sold within one year. The portion of inventory that is not expected to be sold or used within one year is classified as inventory, non-current in the accompanying Condensed Consolidated Balance Sheets.
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
Long-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be fully recoverable. To do so, the Company compares the carrying value of the intangible asset to the undiscounted net cash flows over its remaining useful life, and if not recoverable, will estimate the fair value of the asset. If the fair value is less than the carrying amount, an impairment loss is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s variable lease costs, consisting primarily of real estate taxes, insurance costs, and common area maintenance, are expensed as incurred and excluded from the reported ROU assets and lease liabilities amounts presented in the accompanying Condensed Consolidated Balance Sheets. The current and non-current portion of the operating lease liability are included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets. Rent expense is allocated to research and development and general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Major Customers
The Company periodically enters into agreements with certain limited specialty pharmacies and specialty distributors for the sale of XDEMVY in the U.S. For the three months ended September 30, 2026, one customer exceeded 10% of total gross product sales, representing 69.7% of total gross product sales. For the nine months ended September 30, 2026, two customers each exceeded 10% of total gross product sales, representing 76.8% of total gross product sales on a combined basis. For the three and nine months ended September 30, 2025, two customers in each period each exceeded 10% of total gross product sales, representing 77.1% and 74.9%, respectively, of total gross product sales on a combined basis.
As of September 30, 2026, one customer exceeded 10% of gross accounts receivable, representing 63.7% of the balance. As of December 31, 2025, three customers each exceeded 10% of gross accounts receivable, representing 79.9% of the balance on a combined basis. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms, and the level of credit worthiness of its customers.
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
The Company sells XDEMVY to customers in the U.S., which became available for commercial sale during the third quarter of 2023. These customers include a limited number of specialty pharmacies and distributors who in turn sell it directly to clinics, hospitals, pharmacies and federal healthcare programs. Revenue from product sales is primarily recognized upon physical delivery of the product (when the customer obtains control of the product), in return for agreed-upon consideration. Shipping and handling activities are considered to be fulfillment activities rather than a separate performance obligation and are recorded within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
Revenues from product sales are recorded at the net sales price, or the transaction price, which may include fixed or variable consideration for (i) invoice discounts for prompt payment and distribution service fees, (ii) commercial and government rebates, chargebacks, discounts and fees, (iii) product returns and (iv) costs of co-pay assistance programs for

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
patients, as well as other incentives. Estimates of variable consideration are calculated based on the actual product sales each reporting period and the nature of the variable consideration related to those sales. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the current contractual and statutory discount rates, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in product sales, net only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates reflect the Company’s best estimate of the amount of consideration to which the Company expects to be entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ materially from estimates. If actual results in the future vary from estimates, the Company will adjust these estimates, which would affect product sales, net and earnings in the period such variances are adjusted. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any revenue related to material changes in product sales, net related to amounts included in accrued liabilities at the beginning of the period.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
License fees and collaboration revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss have historically been related to the China Out-License that allows the third-party licensee to market the Company’s TP-03 product candidate (representing functional intellectual property) in the People’s Republic of China, Hong Kong, Macau, and Taiwan (the “China Territory”) — see Note 10. The accounting and reporting of revenue for out-license arrangements requires significant judgment for: (a) identification of the number of performance obligations within the contract; (b) the contract’s transaction price for allocation (including variable consideration); (c) the stand-alone selling price for each identified performance obligation; and (d) the timing and amount of revenue recognition in each period.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Sales
Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on the Company’s product sales, net and amortization of capitalized intangible assets associated with XDEMVY. Cost of sales also includes period costs related to certain inventory warehouse and distribution operations and inventory adjustment charges. The Company began capitalizing inventory costs upon FDA approval of XDEMVY in July 2023. Prior to FDA approval of XDEMVY, manufacturing and other inventory costs were recorded to research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has entered into, and may continue to enter into, license agreements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered an acquisition of a business. For such license arrangements accounted for as asset acquisitions that do not involve the initial consolidation of a VIE (see “Asset Acquisitions and Acquired In-Process Research and Development” policy below), the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that are not derivatives and are not within the scope of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), are immediately recognized as research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss when paid or they become payable, provided there is no alternative future use of rights in other research and development projects.
Asset Acquisitions and Acquired In-Process Research and Development (“IPR&D”)
The Company evaluates acquisitions to determine whether they should be accounted for as business combinations or asset acquisitions, first applying the screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets then assessing the definition of a business under ASC 805, Business Combinations (“ASC 805”). When the acquired asset is not a business, the Company further evaluates whether the acquired entity is a VIE. For asset acquisitions of entities that are not VIEs, the cost of the acquisition, including direct transaction costs, is allocated to the assets acquired on a relative fair value basis, and contingent consideration is generally recognized when it is paid or becomes payable, unless it is a derivative or within the scope of ASC 480. For the initial consolidation of a VIE that is not a business, in accordance with ASC 810, Consolidation (“ASC 810”), the Company recognizes and measures the identifiable assets acquired and liabilities assumed at fair value using the measurement principles of ASC 805, does not recognize goodwill, measures the consideration transferred (including contingent consideration) at fair value, and recognizes a gain or loss for any difference between the net assets acquired and the consideration transferred as a loss on initial consolidation of a VIE within other income (expense), net, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Acquisition-related costs incurred by the Company in connection with the initial consolidation of a VIE are expensed as incurred. In either model, acquired IPR&D, and any acquired materials or inventory, that have no alternative future use are expensed upon acquisition as acquired in process research and development expense and research and development expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Contingent Consideration
In connection with an asset acquisition, the Company may be obligated to make future payments to the seller upon the achievement of specified development, regulatory or commercial milestones. The Company evaluates the terms of each such arrangement to determine the appropriate accounting model. Where the Company may settle the contingent consideration in cash or in a variable number of shares of its common stock at the Company’s election, the Company accounts for the arrangement as a liability in accordance with ASC 480.
Contingent consideration arising from the initial consolidation of a VIE that is not a business is recognized at its acquisition-date fair value as part of the consideration transferred and therefore is a component of the gain or loss on initial consolidation of the VIE. Contingent consideration classified as a liability within the scope of ASC 480 is remeasured to fair value at each reporting date, with changes recorded to change in fair value of contingent consideration in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Contingent consideration that is payable solely in cash is classified as a liability but is not within the scope of ASC 480 or ASC 815, Derivatives and Hedging, and is not remeasured each reporting period. For milestone-based arrangements classified as contingent consideration, the liability is carried at its initially recognized amount until the milestone becomes payable, at which time the recognized liability is released and any amount payable in excess of the recognized liability is capitalized to the related intangible asset and amortized over its remaining useful life. For sales-based royalty arrangements, as royalties become due the recognized liability is released and royalty payments in excess of the recognized liability are recognized in cost of sales on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the contingent consideration liability, including the valuation technique and the significant unobservable inputs used in its measurement, is described further in Note 3, Fair Value Measurements.
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
Stock awards granted typically have one to four-year service conditions and a contractual term of 10 years. Any performance conditions for vesting are explicitly stated in each award agreement and are associated with clinical, business development, or operational milestones. For stock-based awards that vest subject to the satisfaction of a service requirement, the related expense is recognized on a straight-line basis over each award’s actual or implied vesting period. For stock-based awards that vest subject to a performance condition, the Company will recognize compensation expense when performance conditions are achieved or when the Company determines it is probable the performance conditions will be achieved by the end of the requisite service period. Compensation expense will be recognized on a cumulative catch-up basis in the period of achievement, and on an accelerated attribution method basis thereafter until the end of the requisite service period. The expense recognized for awards is based on the grant date fair value of a unit multiplied by the number of units expected to be earned with respect to the related performance conditions. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units expected to be earned. Shares of the Company’s common stock are issued on a one-for-one basis for each performance unit earned. In general, performance unit awards vest at the end of the performance period. At each reporting period, the Company reassesses the probability of the achievement of the performance vesting conditions. As applicable, the Company reverses previously recognized expense for unvested awards in the same period of forfeiture.

Stock awards that are classified as liabilities are initially measured at fair value and remeasured at fair value at each reporting date until settlement. For liability-classified awards subject to a performance condition that affects vesting, compensation cost is recognized when achievement of the performance condition is probable, based on the then-current fair value of the award and the requisite service rendered. Changes in fair value are recognized as compensation cost over the

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
requisite service period and, after the requisite service period has been completed, are recognized in the period of change until settlement. Compensation cost is attributed using the graded-vesting attribution method, as applicable.
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
All stock-based compensation expense is reported in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss within cost of sales, research and development expense or selling, general and administrative expense, based upon the assigned department of the award recipient. The measurement of the fair value of stock option awards and recognition of stock-based compensation expense requires assumptions to be estimated by management that involve inherent uncertainties and the application of management’s judgment, including:
Fair Value of Common Stock — The fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the Nasdaq Global Select Market (“Nasdaq”) on the date of the option grant.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Issued or Effective Accounting Standards
Recently issued or effective accounting pronouncements that impact, or may have an impact, on the Company’s financial statements are discussed below. Outside of the pronouncements below, other recent accounting pronouncements not disclosed in these Condensed Consolidated Financial Statements have been determined by the Company’s management to have no impact, or an immaterial impact, on its current financial position, results of operations, or cash flows.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”). ASU 2023-09 requires annual disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and a disaggregation of income taxes paid, net of refunds. The standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities and became effective for the Company beginning with its Annual Report on Form 10-K for the year ended December 31, 2025. The Company adopted ASU 2023-09 during the year ended December 31, 2025, which expanded its income tax footnote disclosures, including a more detailed effective tax rate reconciliation.
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The standard is effective for the Company beginning with its Annual Report on Form 10-K for the year ending December 31, 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively. Retrospective adoption is permitted. The Company is currently assessing the impact this standard will have on its financial statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 expands the scope exception in Topic 815 to exclude from derivative accounting contracts, and embedded features within contracts, that are not traded on an exchange and that contain underlyings based on operations or activities specific to one of the parties to the contract. The standard also clarifies that share-based noncash consideration received from a customer in exchange for the transfer of goods or services is accounted for under Topic 606 until the Company’s right to receive or retain that consideration becomes unconditional, at which point the consideration is accounted for under other applicable guidance, including Topic 815 or Topic 321. ASU 2025-07 is effective for annual periods beginning after December 15, 2026, and interim periods within, with early adoption permitted prospectively or on a modified retrospective basis. The Company is currently assessing the impact this standard will have on its financial statements.
3. FAIR VALUE MEASUREMENTS
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type are presented in the following table:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$136,530	$—	$—	$136,530
U.S. Treasury securities	68,455	—	—	68,455
Commercial paper	—	25,266	—	25,266
Corporate debt securities	—	64,532	—	64,532
Government-related debt securities	—	14,829	—	14,829
Total assets measured at fair value	$204,985	$104,627	$—	$309,612
Liabilities:
Contingent consideration	$—	$—	$47,660	$47,660
Total liabilities measured at fair value	$—	$—	$47,660	$47,660
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	129,350	—	—	129,350
Commercial paper	—	39,040	—	39,040
Corporate debt securities	—	70,186	—	70,186
Government-related debt securities	—	4,998	—	4,998
Total assets measured at fair value	$303,044	$114,224	$—	$417,268
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The fair value and amortized cost of cash equivalents and available-for-sale investments by major security type are presented in the following table:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds(1)	$136,530	$—	$—	$136,530
Total cash equivalents	$136,530	$—	$—	$136,530

Marketable securities:
U.S. Treasury securities	$68,908	$—	$(453)	$68,455
Commercial paper	25,301	—	(35)	25,266
Corporate debt securities	64,788	1	(257)	64,532
Government-related debt securities	14,999	—	(170)	14,829
Total marketable securities	$173,996	$1	$(915)	$173,082
(1) This balance includes cash requirements settled on a nightly basis.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds(1)	$173,694	$—	$—	$173,694
U.S. Treasury securities	9,946	1	—	9,947
Total cash equivalents	$183,640	$1	$—	$183,641

Marketable securities:
U.S. Treasury securities	$119,194	$209	$—	$119,403
Commercial paper	39,022	26	(8)	39,040
Corporate debt securities	70,032	154	—	70,186
Government-related debt securities	4,999	—	(1)	4,998
Total marketable securities	$233,247	$389	$(9)	$233,627
(1) This balance includes cash requirements settled on a nightly basis.
As of September 30, 2026 and December 31, 2025, a majority of the Company’s debt securities had a maturity of 12 months or less. As of September 30, 2026, sixteen debt securities had a contractual maturity between one and two years, with an estimated fair market value of $39.9 million and amortized cost of $40.5 million. As of December 31, 2025, twenty debt securities had a contractual maturity between one and two years, with an estimated fair market value of $46.9 million and amortized cost of $46.8 million.
As of September 30, 2026 and December 31, 2025, the Company had sixty-eight and seven debt securities, respectively, in a continuous gross unrealized loss position for less than one year. As of September 30, 2026 and December 31, 2025, unrealized credit losses on these securities were not material. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses or write down the amortized cost basis of any debt securities for the three and nine months ended September 30, 2026 and 2025.
Contingent Consideration
In connection with the Alkeus Acquisition (see Note 8), the Company recorded contingent consideration liabilities for future regulatory/commercial milestone payments and royalty payments. The contingent consideration liability related to the regulatory approval milestone is measured at fair value on a recurring basis and is classified within Level 3 of the fair value

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
hierarchy because its measurement relies on significant unobservable inputs, including the probability of achieving the regulatory milestone, the estimated timing of the related payment and the discount rate. The fair value is estimated with a probability-weighted model. The Company remeasures this liability at fair value as of each reporting period and records changes in fair value within change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
A reconciliation of the contingent consideration liability related to the regulatory milestone measured at fair value on a recurring basis using Level 3 inputs is presented in the following table:

Balance as of acquisition date (September 4, 2026)	$49,280
Change in fair value	(1,620)
Balance as of September 30, 2026	$47,660
Quantitative information about the significant unobservable inputs used in the fair value measurement of the contingent consideration liability related to the regulatory approval milestone is presented in the following table as of September 30, 2026:

Probability-Weighted Discounted Cash Flow
Discount rate	13.0%
Estimated period to payment	4.7 years
The assumptions used to calculate the fair value of the regulatory approval milestones are subject to a significant amount of judgment. Fair value measurements are highly sensitive to changes in our probability assessment of regulatory approval and significant changes could result in a significantly higher or lower fair value and resulting expense or gain.
The acquisition-date fair values of the contingent consideration liabilities related to the first commercial sale milestone and the sales royalty earnout were $19.5 million and $18.5 million, respectively. The fair values were estimated using probability-weighted valuation models incorporating significant unobservable inputs. The valuation of the first commercial sale milestone incorporated the estimated probability and timing of the first commercial sale and a risk-adjusted discount rate. The valuation of the sales royalty earnout incorporated projected net sales, the probability of commercial success and a risk-adjusted discount rate. Because these liabilities are not remeasured after the acquisition date, they are excluded from the recurring fair value measurement disclosures above.
4. BALANCE SHEET ACCOUNT DETAIL
The composition of selected captions within the accompanying Condensed Consolidated Balance Sheets are summarized below:
Inventory
Inventory consists of the following:

	September 30, 2026	December 31, 2025
Current assets:
Work in progress	$3,063	$1,410
Finished goods	2,096	2,962
Inventory	5,159	4,372
Non-current assets:
Raw materials	2,525	2,532
Inventory, non-current	2,525	2,532
Total inventory	$7,684	$6,904

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Furniture and fixtures	$2,738	$1,335
Office equipment	2,191	930
Laboratory equipment	824	345
Leasehold improvements	16,283	9,925
Manufacturing equipment	1,409	1,228
Property and equipment, at cost	23,445	13,763
(Less): Accumulated depreciation	(2,726)	(2,098)
Property and equipment, net	$20,719	$11,665
Depreciation expense for the three months ended September 30, 2026 and 2025 was $0.8 million and $0.2 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $1.7 million and $0.7 million, respectively. The December 31, 2025 leasehold improvements represent construction in progress. In April 2026, in connection with the relocation of the Company’s headquarters, the Company placed its leasehold improvements into service and began recognizing the related depreciation expense. There were no impairments recognized during the three and nine months ended September 30, 2026 and 2025.
Intangible Assets
Intangible assets, net consists of the following:

	September 30, 2026	December 31, 2025
Intangible assets, gross	$19,000	$9,000
(Less): Accumulated amortization	(2,355)	(1,634)
Intangible assets, net	$16,645	$7,366
In September 2026, the Company capitalized a $10.0 million milestone achieved under the Eye and Derm Elanco Agreement based on annual net sales of XDEMVY (see Note 9).
Intangible assets are amortized to cost of sales over the remaining useful life of 6.9 years as of September 30, 2026, with an initial useful life of 10 years from the date of first commercial sale. Amortization expense for the three months ended September 30, 2026 and 2025 was $0.2 million in both periods, and for the nine months ended September 30, 2026 and 2025 was $0.7 million in both periods. There have been no impairments of intangible assets for the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, the expected future amortization expense for the Company’s intangible assets is as follows:

Amounts
2026 (remaining three months)	$602
2027	2,407
2028	2,407
2029	2,407
2030	2,407
Thereafter	6,415
Total future amortization	$16,645

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Other Accrued Liabilities
Other accrued liabilities consists of the following:

	September 30, 2026	December 31, 2025
Accrued product sales deductions	$77,679	$68,439
Other liabilities	32,154	16,307
Accrued branded prescription drug fee	13,286	5,384
Accrued royalty payable	11,803	9,100
Accrued milestone achievement	10,000	—
Accrued clinical trials	7,496	488
Income tax payable, current	5,667	1,811
Other accrued liabilities	$158,085	$101,529
5. STOCK-BASED COMPENSATION
Common Stock Outstanding and Reserves for Future Issuance
As of September 30, 2026 and December 31, 2025, the Company had 49,303,413 and 42,553,931 shares of common stock issued and outstanding, respectively, which excludes 446,125 and 312,500 shares issuable upon exercise of pre-funded warrants that remained exercisable at the respective period ends and are reserved for future issuance. Common stockholders have one vote for each share of common stock held and are entitled to receive dividends declared by the Company’s Board of Directors when legally available for distribution, then-subject to the dividend rights of the holders of preferred stock.
The Company’s total shares reserved for future issuance under its 2020 and 2016 Equity Incentive Plans and 2020 Employee Stock Purchase Plan (“ESPP”) are summarized below:

	September 30, 2026	December 31, 2025
Pre-funded warrants to purchase common stock	446,125	312,500
Equity award plans:
Common stock awards reserved for future issuance under the 2020 and 2016 Plans	8,064,534	7,044,164
Common stock awards reserved for future issuance under the 2020 ESPP	3,195,262	2,796,609
Stock options issued and outstanding (unvested and vested) under the 2020 and 2016 Plans	5,171,240	5,231,125
Restricted stock units issued and outstanding (unvested) under the 2020 Plan	1,468,827	1,756,329
Performance stock units issued and outstanding (unvested) under the 2020 Plan	645,675	724,793
Total shares of common stock reserved	18,991,663	17,865,520
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, restricted stock units, performance stock units, and the ESPP was recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$205	$204	$636	$509
Research and development	10,195	2,958	16,188	6,383
Selling, general and administrative	16,818	9,081	35,650	20,514
Total stock-based compensation	$27,218	$12,243	$52,474	$27,406

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes option-pricing model, based on the following inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average risk-free interest rate	4.47%	3.94%	3.91%	4.12%
Weighted-average volatility	63.61%	67.04%	64.66%	68.21%
Stock Option Activity
Stock option activity for the period presented is as follows:

	Number of Shares	Weighted- Average Exercise Price/Share ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding — December 31, 2025	5,231,125	22.11	6.26	312,647
Granted	526,926	74.28
Exercised	(446,688)	23.61
Forfeited	(140,123)	48.09
Outstanding — September 30, 2026	5,171,240	26.60	5.82	269,099
Exercisable — September 30, 2026	4,006,291	19.05	5.04	238,607
Unvested — September 30, 2026	1,164,949	52.54	8.50	30,493
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of September 30, 2026.
As of September 30, 2026, there was approximately $35.4 million of unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.4 years.
Restricted Stock Unit Activity
Restricted stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2025	1,756,329	31.83
Granted	529,069	74.71
Vested	(661,604)	27.52
Forfeited	(154,967)	42.91
Outstanding — September 30, 2026	1,468,827	48.05
As of September 30, 2026, there was approximately $58.8 million of unrecognized compensation expense related to unvested restricted stock units, which the Company expects to recognize over a weighted average period of 2.8 years.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
Performance Stock Unit Activity
Performance stock unit activity for the period presented is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding — December 31, 2025	724,793	44.77
Granted	5,437	71.86
Forfeited	(84,555)	43.80
Outstanding — September 30, 2026	645,675	45.13
As of September 30, 2026, there was approximately $16.4 million of unrecognized compensation expense related to unvested performance stock units. This expense is expected to be recognized over a weighted average period of 1.3 years.
Performance Awards Issued in the Acquisition of Alkeus
In connection with the acquisition of Alkeus, the Company issued consideration in the form of cash and/or shares of the Company’s common stock to Alkeus employees in exchange for their partially vested equity awards issued for prior completed service. As these awards were not fully vested and did not contain a change in control provision requiring their settlement, the exchange was treated as compensatory awards separate from the acquisition. The awards consist of (i) an aggregate of $28.5 million, payable in cash and/or shares of the Company’s common stock, contingent upon the achievement of regulatory approval for gildeuretinol, (ii) an aggregate amount of cash equal to $11.4 million contingent upon the achievement of the first commercial sale, and (iii) cash payments based on a low-to-mid single digit tiered royalty payable based on the net sales of gildeuretinol subsequent to the first commercial sale. Because the awards are cash settleable, they are considered a liability under ASC 718, Compensation—Stock Compensation (“ASC 718”). The Company will recognize these liabilities for cash settleable awards at fair value when achievement of the regulatory milestone and first commercial sale become probable. Compensation expense, including changes in fair value, is attributed using the graded-vesting attribution method and is post-combination expense because the performance conditions were not probable as of the closing date of the acquisition.
The Company assesses the probability of vesting in the above performance awards each reporting period. As of September 30, 2026, the Company assessed all performance targets as not probable of being met as they are all subject to regulatory approval which has not occurred as of this date.
As of September 30, 2026, there was approximately $39.9 million of unrecognized compensation expense related to unvested performance awards tied to future milestones to be recognized when performance targets become probable.
Employee Stock Purchase Plan
Stock-based compensation expense related to the ESPP was $0.2 million for the three months ended September 30, 2026 and 2025, and was $0.9 million and $0.7 million, respectively, for the nine months ended September 30, 2026 and 2025.
6. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(668,334)	$(12,585)	$(693,852)	$(58,045)
Weighted-average shares outstanding — basic and diluted(1)	46,421,382	42,607,717	44,270,023	41,457,027
Net loss per share — basic and diluted	$(14.40)	$(0.30)	$(15.67)	$(1.40)
(1) Weighted-average shares outstanding includes pre-funded warrants issued on March 5, 2024 and August 7, 2026; it excludes shares contingently issuable upon achievement of the $250.0 million regulatory milestone (see Note 8).

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The following outstanding and potentially dilutive securities were excluded from the calculation of diluted net loss per share because their impact under the treasury stock method and if-converted method would have been anti-dilutive for each period presented:

	As of September 30,
	2026	2025
Stock options, unexercised — vested and unvested	5,171,240	5,249,730
Restricted stock units — unvested	1,468,827	1,748,511
Total	6,640,067	6,998,241
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
The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (“CEO”). The CODM uses net loss, as reported in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss, to assess performance of the therapeutics segment and in deciding whether to allocate resources into the therapeutics segment or outside the segment, such as for acquisitions or new in-license agreements. The CODM uses net loss to regularly monitor budget versus actual results which are used in assessing performance of the segment and in establishing management’s compensation. The CODM does not review assets in evaluating the results of the therapeutics segment, and therefore, such information is not presented.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The following table provides the operating financial results of the therapeutics segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$194,569	$118,697	$513,868	$299,692
License fees and collaboration revenue	—	—	16,667	—
Total revenues	194,569	118,697	530,535	299,692

Operating expenses:
Cost of sales	13,894	8,309	35,403	19,757
Research and development	44,192	16,284	97,553	46,287
Acquired in-process research and development	632,176	—	632,176	—
Selling and marketing	77,495	64,708	251,978	190,851
General and administrative	90,526	43,925	203,169	105,790
Change in fair value of contingent consideration	(1,620)	—	(1,620)	—
Total operating expenses	856,663	133,226	1,218,659	362,685
Loss from operations	(662,094)	(14,529)	(688,124)	(62,993)
Other reconciling items(1)	(6,240)	1,944	(5,728)	4,948
Net loss	$(668,334)	$(12,585)	$(693,852)	$(58,045)

Other segment disclosures:
Interest income	$3,777	$4,114	$11,197	$11,797
Interest expense	$(2,185)	$(2,268)	$(6,469)	$(6,721)
Depreciation and amortization expense	$(1,027)	$(460)	$(2,464)	$(1,373)
Provision for income taxes	$(4,642)	$—	$(9,710)	$—
(1) Other reconciling items primarily includes interest income, interest expense, gain on exchange of long-term investments, loss on initial consolidation of variable interest entity, and provision for income taxes.
8. MERGERS AND ACQUISITIONS
iRenix Medical, Inc. Acquisition
On July 6, 2026 (the “iRenix Closing Date”), the Company completed the acquisition of iRenix and its lead product candidate, IRX-101, an investigational ocular antiseptic with the potential to improve the standard of care by reducing post-procedural pain and corneal toxicity in patients receiving intravitreal therapy. The aggregate consideration paid by the Company for the iRenix Acquisition on the iRenix Closing Date was $35.2 million in cash, and 607,093 shares of common stock, with a fair value of $40.7 million (collectively, the “iRenix Upfront Consideration”). In addition to the iRenix Upfront Consideration, the former securityholders of iRenix are eligible to receive up to an aggregate of $115.0 million of milestone payments upon achievement of certain regulatory milestones, and up to an aggregate of $375.0 million of milestone payments upon achievement of certain commercial sales-threshold milestones. The Company is also obligated to pay incremental tiered royalties ranging from low-to-mid single digits on future annual net sales in the U.S. of products developed, manufactured, and commercialized in conjunction with the iRenix Acquisition.
The transaction was accounted for as an asset acquisition rather than a business combination, as substantially all of the value of the acquired assets was in the IPR&D asset, IRX-101. iRenix was not considered a variable interest entity as it had sufficient equity to finance the activities of the company’s purpose and design without additional subordinated financial support. Accordingly, the total acquisition cost of $78.2 million, including direct transaction costs, was allocated to the $81.3 million assets acquired and $3.1 million liabilities assumed based on their relative fair values. The IPR&D asset had no alternative future use and $81.0 million was expensed at closing to acquired in-process research and development expense and was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026. Contingent milestone payments will be accounted for when they become payable. Milestones paid

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
after regulatory approval will be capitalized and amortized over the useful life of IRX-101. Royalties paid will be expensed to cost of sales.
Alkeus Pharmaceuticals, Inc. Acquisition
On September 4, 2026, upon completion of the Alkeus Acquisition, the Company became the primary beneficiary of Alkeus and consolidated it as a VIE. Alkeus is a clinical-stage biopharmaceutical company whose purpose and design are principally to develop gildeuretinol (ALK-001), an investigational once-daily oral therapy for the potential treatment of Stargardt disease. Alkeus historically financed its activities through equity financings and following consolidation, Alkeus is financed through funding provided by the Company. Alkeus was determined to be a VIE due to its equity investment at risk not being sufficient to finance the activities for which it was designed without additional subordinated financial support.
The Company determined that it is the primary beneficiary of Alkeus because it has both (i) the power to direct the activities that most significantly affect Alkeus’ economic performance and (ii) the obligation to absorb losses of, and the right to receive benefits from, Alkeus that could potentially be significant. The activities that most significantly affect Alkeus’ economic performance include clinical-development strategy and execution, regulatory strategy, manufacturing and clinical-supply decisions, and funding and budget decisions. The Company has substantive rights to direct those activities through its governance rights. No other party has substantive kick-out, participating, or other rights that would prevent the Company from directing those activities. The Company’s ownership interest and exposure to Alkeus’ operating results and ALK-001 economics provide the obligation to absorb losses and the right to receive benefits that could potentially be significant.
The Company recognized the identifiable assets and liabilities of Alkeus using the recognition and measurement provisions specified by ASC 810, did not recognize goodwill, and recognized a $3.3 million loss on initial consolidation of a variable interest entity in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026. The following table summarizes the fair value of consideration transferred for the Alkeus Acquisition:

Amounts
Shares of common stock issued as consideration(1)	2,769,696
Price per share of common stock(2)	$83.21
Fair value of stock consideration(3)	$230,466
Cash consideration paid to selling shareholders(3)	238,202
Seller transaction costs paid by the Company	1,438
Deferred consideration — adjustment escrow(4)	5,000
Deferred consideration — option holder settlements(5)	14,853
Contingent consideration — regulatory approval milestone(6)	49,280
Contingent consideration — first commercial sales milestone(6)	19,529
Contingent consideration — sales royalty earnouts(6)	18,501
Total consideration transferred	$577,269
(1) Represents the 2,908,692 shares of the Company’s common stock issued, less the 138,996 attributable to options accelerated in connection with the merger agreement for the Alkeus Acquisition that were recognized as compensation expense within research and development expense and selling, general and administrative expense in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss, immediately following the closing.
(2) Represents the closing price per share of the Company’s common stock on September 3, 2026.
(3) The share consideration and cash consideration are presented net of approximately $11.5 million and $9.2 million, respectively, attributable to options accelerated in connection with the merger agreement for the Alkeus Acquisition that were recognized as compensation expense immediately following the closing.
(4) Represents a $5.0 million adjustment escrow funded upon closing with a third-party escrow agent to secure potential post-closing adjustments to the merger consideration.
(5) Represents amounts due to former option holders of Alkeus and settled subsequent to the closing.
(6) Contingent consideration is shown net of the 11.4% of the total contingent consideration value that is allocable to the partially vested option holders who received a right to contingent consideration that is treated as a performance-based ASC 718 award in the post-combination period (see Note 3 and Note 5).

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the closing on September 4, 2026 and the related loss on initial consolidation of the VIE:

Assets:
Cash and cash equivalents	$28,894
Prepaid expenses and other assets	2,190
Property and equipment, net	246
Operating lease right-of-use assets	612
Restricted cash, non-current	381
Acquired IPR&D	551,151
Acquired clinical inventory	3,045
Total assets acquired	$586,519
Liabilities:
Accounts payable	$2,798
Accrued payroll and benefits	4,323
Other accrued liabilities	4,281
Other long-term liabilities	1,129
Total liabilities assumed	12,531
Net assets acquired	573,988
(Less): Consideration transferred	(577,269)
Loss on initial consolidation of VIE	$(3,281)
As the acquired ALK-001 IPR&D asset and acquired inventory have no alternative future use, their aggregate acquisition-date fair value of $554.2 million, consists of $551.2 million which was expensed to acquired IPR&D in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss and $3.0 million of acquired clinical inventory which was expensed at closing.

The Company recognized approximately $87.3 million of contingent consideration liabilities at their estimated acquisition-date fair values, consisting of the regulatory approval milestone, first commercial sale milestone and sales royalty earnout arrangements. The potential payment of $250.0 million upon achievement of the regulatory approval milestone may be settled in cash and/or shares of the Company’s common stock in such proportions as the Company may determine in its sole discretion. Of the potential $250 million regulatory approval milestone payment, $221.5 million relates to contingent consideration associated with the initial consolidation of the VIE and is accounted for as a liability under ASC 480. The remaining $28.5 million is subject to the share-based compensation guidance under ASC 718 (see Note 5). The portion accounted for under ASC 480 had an acquisition-date fair value of $49.3 million and is subsequently measured at fair value at each reporting date, with changes recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The potential payment of $100.0 million upon achievement of the first commercial sale milestone is payable in cash and the sales royalty earnout milestones are payable in cash based on low-to-mid single digit tiered descending royalties on worldwide product sales, net during the royalty term. Consistent with the Company’s accounting policy for cash-settled contingent consideration, the liability is carried at its initially recognized amount and is not remeasured until the milestone becomes payable. Of the potential $100.0 million first commercial sale milestone payment, $88.6 million relates to contingent consideration associated with the initial consolidation of the VIE. Upon achievement of the first commercial sale milestone, payments in excess of the initial fair value as of the acquisition date to settle the contingent consideration will be capitalized as an intangible asset. The intangible asset will be amortized over its remaining useful life with amortization expense recognized within cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss, and tested for impairment under ASC 360, Long-lived Assets, as part of its asset group when impairment triggers exist. The remaining $11.4 million is subject to the share-based compensation guidance under ASC 718.
In connection with the Alkeus Acquisition, certain unvested Alkeus equity awards were accelerated. The portion of the cash and share consideration attributable to these accelerated awards totaled $20.7 million and was recognized as compensation expense immediately following the closing. The portion of contingent consideration attributable to these awards is accounted for as a performance-condition award under ASC 718, and will be recognized as compensation expense when the related performance conditions are considered probable (see Note 5). In addition, retention bonuses of $1.8 million payable to Alkeus employees will be recognized as compensation expense in the post-combination period.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES
Lease Agreements
In the ordinary course of business, the Company enters into lease agreements with unaffiliated third parties for its facilities and office equipment. As of September 30, 2026, the Company had two active leases: (i) office and laboratory suites in Irvine, California with square footage of 59,626, and (ii) office suites in Cambridge, Massachusetts with square footage of 10,861.
In December 2024, the Company entered into an agreement to terminate its former facility lease agreements and concurrently entered into a new lease agreement (the “Irvine Lease”), both with the same landlord, to relocate its corporate headquarters to another location in Irvine, California under a 10-year lease term. In September 2025, the Company obtained access to the new facility and commenced the Irvine Lease. The Company relocated its headquarters to the new facility in April 2026.
Lease payments under the Irvine Lease began in November 2025. Base rent under the Irvine Lease is $2.5 million for the first year and is subject to annual increases of 3% thereafter. Upon commencement of the Irvine Lease, the Company became entitled to base rent abatement for the first five full calendar months for an aggregate amount of $0.7 million. The Irvine Lease also provides a tenant improvement allowance, not to exceed approximately $5.8 million, and to be applied toward construction costs of the premises. The tenant improvement allowance must be used within one year of the Irvine Lease commencement date, after which any unused portion will be forfeited with no further obligation by the landlord. As of September 30, 2026, the landlord paid $5.3 million of the tenant improvement allowance.
Upon execution of the Irvine Lease, the Company provided the landlord a letter of credit for $2.6 million to serve as a security deposit. Provided that no defaults occur and the Company meets certain financial milestones for certain time periods, the security deposit can subsequently be reduced. In February 2026, a financial milestone within the lease agreement was achieved and the letter of credit was reduced to $2.0 million.
Concurrent with the Alkeus Acquisition, in September 2026, the Company assumed the lease obligations for office and laboratory suites in Cambridge, Massachusetts (the “Cambridge Lease”). The Company will pay the landlord $0.6 million in base rent over the remaining lease term which ends on October 31, 2027.
The components of total lease expense for the Company’s lease agreements are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$602	$174	$2,042	$530
Variable lease expense	220	155	804	404
Total lease expense	$822	$329	$2,846	$934
Other information related to the Company’s lease agreements is as follows:

	September 30, 2026	December 31, 2025
Discount rate	11.4%	11.4%
Weighted-average remaining lease term (years)	8.9	9.9
Cash paid for the Company’s lease agreements was $0.6 million and $0.2 million, respectively, for the three months ended September 30, 2026 and 2025, and was $1.4 million and $0.6 million, respectively, for the nine months ended September 30, 2026 and 2025.
The below table summarizes as of September 30, 2026, the (i) minimum lease payments over the next five years and thereafter, (ii) lease arrangement imputed interest, and (iii) present value of future lease payments, as follows:

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)

Amounts
2026 (remaining three months)	$784
2027	3,113
2028	2,704
2029	2,783
2030	2,869
Thereafter	15,396
Total future lease payments, undiscounted	27,649
(Less): Imputed interest	(10,561)
(Less): Tenant improvement allowance	(591)
Present value of operating lease payments	$16,497
Operating lease liability, current	765
Operating lease liability, non-current	15,732
Total operating lease liability	$16,497
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
The Company made cash payments to Elanco under the Eye and Derm Elanco Agreement comprised of $1.0 million upfront upon contract execution in January 2019 and a total of $4.0 million for three specified clinical milestone achievements in September 2020, April 2021, and March 2023, which were all recorded in research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In August 2023, a milestone of $4.0 million was achieved and paid to Elanco upon the first commercial sale of XDEMVY in the U.S. and in September 2024, a $5.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $100.0 million in calendar year net product sales of XDEMVY. These respective milestone payments were recorded to intangible assets, net in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. In September 2026, a $10.0 million sales-based milestone obligation to Elanco was triggered for the achievement of reaching $500.0 million in calendar year net product sales of XDEMVY, which was recorded to intangible assets, net and other accrued liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2026.
The Company is obligated to make potential future cash payments to Elanco of $2.0 million under the Eye and Derm Elanco Agreement upon achievement of a last clinical milestone in a second indication for treatment of human eye care or dermatology diseases using lotilaner and a maximum of $70.0 million for various commercial and sales threshold milestones (including the $10.0 million sales-based milestone triggered in September 2026, which is expected to be paid in the fourth quarter of 2026) for the treatment of human skin diseases and the treatment of blepharitis in humans using lotilaner.
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
In addition, the Company is obligated to pay tiered contractual royalties in the mid to high single digits of its product sales, net. If the Company receives certain types of payments from its sublicensees, it will be obligated to pay a variable percentage in the low to mid double-digits of such proceeds, until achievement of the first applicable regulatory approval of a

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
product covered under the license, which occurred in July 2023 with the FDA approval of XDEMVY. The Company’s accrued royalties payable are recorded to cost of sales in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025, and other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. Royalty expense for the three months ended September 30, 2026 and 2025, was $11.8 million and $6.4 million, respectively, and for the nine months ended September 30, 2026 and 2025, was $28.5 million and $15.5 million, respectively.
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
Other In-License Agreement for All Ophthalmic Uses in Humans
In October 2024, the Company executed a new in-license agreement from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses (the “October 2024 In-License Agreement”), and concurrently made an upfront payment of $2.5 million. As of September 30, 2026, the Company is obligated to make potential future cash payments under the October 2024 In-License Agreement of $3.0 million upon the achievement of a clinical milestone and up to $102.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed from the compound, developed, manufactured, and commercialized via the October 2024 In-License Agreement, will also be subject to incremental royalty rates in the range of mid to high single digits.
Other In-License Agreements for All Diagnostic, Prophylactic, and Therapeutic Uses in Humans
In February 2026, the Company executed two new in-license agreements from a third party for the exclusive worldwide rights to develop, manufacture, and commercialize several compounds for all diagnostic, prophylactic, and therapeutic uses, except for a specific field carve-out for a small minority of the compounds to be retained by the licensor (collectively, the “February 2026 In-License Agreements”), and concurrently made an upfront payment of $2.0 million which was recorded to research and development expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026. As of September 30, 2026, the Company is obligated to make potential future cash payments under the February 2026 In-License Agreements of $2.5 million upon the achievement of certain clinical milestones, and up to $92.0 million for various commercial and sales threshold milestones. Future annual worldwide net sales of products developed, manufactured, and commercialized in conjunction with the February 2026 In-License Agreements will also be subject to incremental tiered royalty rates in the mid-single digits.
Employment Agreements
The Company has entered into employment agreements, including severance and change in control agreements, with six of its executive officers. These agreements provide for the payment of certain benefits upon separation of employment under specified circumstances, such as termination without cause, or termination in connection with a change in control event.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Indemnities and Guarantees
The Company has certain indemnity commitments, under which it may be required to make payments to its officers and directors in relation to certain transactions to the maximum extent permitted under applicable laws. The duration of these indemnities varies, and in certain cases, are indefinite and do not provide for any limitation of maximum payments. The Company has not been obligated to make any such payments to date and no liabilities have been recorded for this contingency in the accompanying Condensed Consolidated Balance Sheets.
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

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2026, GrandPharma obtained regulatory approval of TP-03 in the People’s Republic of China (“PRC”), following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company. The Company recognized the $15.0 million milestone achievement during the three months ended March 31, 2026, because the milestone related to a single performance obligation that was satisfied upon achievement of the regulatory and patent issuance conditions. The milestone payment was recorded as license fees and collaboration revenue in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2026. GrandPharma was contractually required to pay $1.7 million of China withholding taxes associated with the milestone achievement, which was also recorded to license fees and collaboration revenue and is fully offset by foreign tax expense recorded to provision for income taxes (see Note 12) in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2026.
Through September 30, 2026, the Company received aggregate payments from the China Out-License totaling $101.1 million, comprised of (i) $15.0 million of initial consideration, (ii) $82.5 million for the achievement of specified milestones, and (iii) $3.6 million related to the transition of the China Out-License from LianBio to GrandPharma.
As of September 30, 2026, the Company is eligible to receive further consideration from GrandPharma upon the achievement of additional TP-03 events, including: (i) an additional regulatory approval milestone of $5.0 million; (ii) China-based TP-03 sales threshold milestone payments of up to an aggregate of $100.0 million; and (iii) tiered low-to-high-teen royalties for China Territory TP-03 product sales. The variable consideration related to the remaining milestone payments was fully constrained as of September 30, 2026.
11. CREDIT FACILITY AGREEMENT
In April 2024, the Company executed the 2024 Credit Facility with Pharmakon, which matures in April 2029. The 2024 Credit Facility is collateralized by substantially all of the Company’s presently existing and subsequently acquired assets. Upon execution, the Company drew $75.0 million from the initial tranche of the 2024 Credit Facility, a portion of which was used to repay all outstanding indebtedness on the Company’s previous Credit Facility, resulting in total net proceeds of $39.6 million. The 2024 Credit Facility provided for three potential additional term loan tranches in principal amounts up to $25.0 million, $50.0 million, and $50.0 million, respectively. The Company did not draw on any of the three additional tranches, each of which expired on December 31, 2024, June 30, 2025, and December 31, 2025, respectively.
Under the 2024 Credit Facility, the outstanding principal draws accrue interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all tabular amounts presented in thousands, except share, per share, per unit, and number of years)
(Unaudited)
As of September 30, 2026 and 2025, the effective interest rates for the full term of the 2024 Credit Facility were 11.75% and 12.30%, respectively. The Company recognized interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss in connection with the 2024 Credit Facility as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense for long-term debt	$2,013	$2,116	$5,972	$6,284
Amortization of debt issuance costs	172	152	497	437
Total interest expense	$2,185	$2,268	$6,469	$6,721
The carrying value of the 2024 Credit Facility consists of principal outstanding less legal and administrative issuance costs that were recorded as a debt discount to the long-term debt, net and will continue to be accreted to interest expense using the effective interest method during its term. The principal balance of the 2024 Credit Facility and related accretion and amortization are reported on a combined basis as long-term debt, net in the accompanying Condensed Consolidated Balance Sheets as follows:

	September 30, 2026	December 31, 2025
Long-term debt, gross	$75,000	$75,000
Debt issuance costs	(3,523)	(3,523)
Accumulated amortization of debt issuance costs	1,458	961
Long-term debt, net	$72,935	$72,438
12. INCOME TAXES
The Company computed income tax expense for the three and nine months ended September 30, 2026 using the “discrete” (or “cut-off”) method, which was comprised of the following:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Federal	$341	$652
State	4,301	7,391
Foreign	—	1,667
Provision for income taxes	$4,642	$9,710
The foreign withholding tax expense was incurred in connection with the Company’s China Out-License and a milestone that was achieved during the three months ended March 31, 2026. The Company did not recognize income tax expense for the three and nine months ended September 30, 2025.
Based on all available objective evidence, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its deferred tax assets as of both September 30, 2026 and December 31, 2025. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
The Company had $4.3 million of unrecognized tax benefits at September 30, 2026 and December 31, 2025, none of which would affect the effective tax rate if recognized.
The Company had no accrual for interest and penalties related to unrecognized tax benefits recognized as part of the Company’s income tax provision in its Condensed Consolidated Statements of Operations and Comprehensive Loss. The statute of limitations remains open for all years since inception in the U.S. federal, state, and local jurisdictions.

TARSUS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In June 2026, the private company was acquired by a newly formed holding company through a merger and recapitalization led by a third-party investor. In connection with the transaction, the Company’s preferred stock was exchanged for approximately 6.7 million preferred units of the holding company with a fair value of approximately $6.7 million, representing a small minority interest, and Dr. Azamian and Dr. Link resigned from the board of the private company. The Company did not contribute additional capital in the transaction. A former member of the Company’s Board of Directors, who has provided consulting services to the Company since 2022, serves as the CEO and as a member of the board of directors of the holding company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
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
The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ from expected results, include, among others:
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
•our ability to integrate Alkeus Pharmaceuticals, Inc. (“Alkeus”) and iRenix Medical, Inc. (“iRenix”) and realize the anticipated benefits of the acquisitions;
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
•our competitive position; and
•our anticipated use of our existing resources and the proceeds from our initial public offering (“IPO”), our subsequent follow-on public offerings in May 2022 (the “May 2022 Public Offering”), August 2023 (the “August 2023 Public Offering”), March 2024 (the “March 2024 Public Offering”), and March 2025 (the “March 2025 Public Offering”), collectively the “Follow-On Public Offerings”, as well as proceeds from our sales agreement prospectus (the “2023 ATM Prospectus”), drawdowns from our loan and security agreement (the “2024 Credit Facility”) with funds associated with Pharmakon Advisors, LP (“Pharmakon”), and a private placement of shares of our common stock and pre-funded warrants to purchase shares of our common stock in August 2026.
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
References in this Quarterly Report on Form 10-Q to the terms, “Tarsus,” the “Company,” “we,” “our,” and “us” refer to Tarsus Pharmaceuticals, Inc., and its consolidated subsidiaries, unless the context otherwise indicates.
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
We intend to further advance our pipeline with, e.g., lotilaner API to address several diseases in human medicine, including eye care, and infectious disease prevention. We are investigating the development of our lotilaner-based product candidates to address targeted diseases with high unmet medical needs, which currently include TP-04, an investigational sterile aqueous gel formulation of lotilaner for the potential treatment of ocular rosacea, and TP-05, an investigational oral tablet formulation of lotilaner for potential Lyme disease prophylaxis and community malaria reduction.
In December 2025, we initiated a Phase 2 clinical trial (the “Kore Trial”) evaluating TP-04, a lotilaner-based sterile ophthalmic gel formulation for the potential treatment of ocular rosacea. The Kore Trial continues to progress, with topline results expected in the first half of 2027.
In March 2026, we initiated and have since completed enrollment in a Phase 2 clinical trial (the “Calliope Trial”) evaluating TP-05, a novel investigational lotilaner-based oral prophylactic designed to kill ticks before potential disease transmission. Enrollment was completed in June 2026 and topline results are expected in the first half of 2027, which we believe could support a Phase 3-ready package by the end of 2027.
We have also expanded our pipeline to include non-lotilaner-based product candidates, including IRX-101 for the potential use as an ocular antiseptic and ALK-001 for the potential treatment of Stargardt disease. IRX-101 and ALK-001 were acquired through the acquisitions of iRenix in July 2026 (the “iRenix Acquisition”) and Alkeus in September 2026 (the “Alkeus Acquisition”), respectively, as part of our expansion into retina.
In connection with the iRenix Acquisition, we acquired IRX-101, an investigational ocular antiseptic based on a stable aqueous chlorine dioxide solution that is being developed for the potential to reduce post-procedural pain and corneal toxicity in patients receiving repeated intravitreal therapy. Based on data from a Phase 2b/3 trial and in alignment with feedback from the FDA, we plan to initiate a Phase 3 trial (the “Comfort Trial”) of IRX-101, an investigational ocular antiseptic designed to evaluate the tolerability and safety of IRX-101 compared to povidone-iodine. We plan to initiate the Comfort Trial in the first half of 2027, with topline results expected in 2028.
In connection with the Alkeus Acquisition we acquired ALK-001, an investigational once-daily oral medicine with a differentiated approach designed to reduce toxic Vitamin A dimer formation in the retina, targeting the underlying biology of Stargardt disease. Stargardt disease is an inherited retinal disease affecting more than 36,000 diagnosed patients and an estimated 86,000 total patients in the U.S., which can lead to blindness. The Alkeus Acquisition added an ongoing Phase 3 clinical program (the “Northstar Trial”), evaluating ALK-001 for the potential treatment of Stargardt disease with enrollment continuing to progress and topline results expected in 2029.
Recent Business and Corporate Highlights
In October 2026 we appointed Neera Clase, formerly Interim Chief Commercial Officer, as Chief Commercial Officer. Ms. Clase has been instrumental in creating a new market for XDEMVY, building our commercial team, and securing broad coverage for patients. Her extensive knowledge of the business and established leadership across the organization position her well to lead commercial execution.
XDEMVY:
•Generated $194.6 million of net product sales of XDEMVY in the U.S. in the third quarter of 2026, a year-over-year increase of approximately 64%.
◦Launch-to-date, more than one million bottles of XDEMVY have been dispensed and cumulative net product sales have surpassed $1.0 billion, as the first and only FDA-approved treatment for Demodex blepharitis reaches more patients.
◦The average number of Eye Care Professionals (“ECPs”) prescribing XDEMVY at least daily increased approximately 20% from the beginning to the end of the third quarter of 2026, amidst a seasonally softer quarter in prescription eye care.
◦Direct-to-consumer (“DTC”) initiatives drove a 75% increase in high-value actions and we saw a higher prescription conversion than last year.
◦Retreatment continued to become a more established part of care, with refills accounting for approximately 20% of XDEMVY prescriptions in the third quarter of 2026.
•Presented eleven scientific abstracts at the American Academy of Optometry, adding to the real-world evidence for XDEMVY and understanding of Demodex blepharitis. Key findings included:
◦Retreatment experience: Among ECPs with retreatment experience, 98% were satisfied with XDEMVY’s efficacy and tolerability.
◦Disease recognition: Demodex blepharitis was found in 65% of patients presenting with chalazia or hordeola, rising to 91% among those with recurrent cases, reinforcing the importance of checking for Demodex blepharitis in routine eye care.
◦Longer-term outcomes: In an ongoing real-world observational study, 73% of XDEMVY-treated patients reported improvement in itchy eyelids, a key symptom of Demodex blepharitis, at nine months, compared with 29% of patients receiving non-lotilaner options.
TP-03 Demodex blepharitis in patients with MGD, Ersa and Rhea Trials:
In December 2023, we announced positive topline results of the Ersa Trial evaluating XDEMVY administered twice daily (“BID”) or three times a day (“TID”) for 6 weeks and 12 weeks for the treatment of MGD in patients with Demodex mites. XDEMVY demonstrated statistically significant and clinically meaningful improvements compared to baseline in two objective measures of the disease: the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; and the number of glands secreting normal or clear liquid. In November 2024, additional positive data was presented from the Ersa Trial as well as data from the Rhea Trial, a pilot study evaluating XDEMVY vehicle for the treatment of MGD in patients with Demodex mites, at the American Academy of Optometry Annual Meeting 2024, and in April 2025 at the American Society of Cataract and Refractive Surgery Annual Meeting 2025. The Rhea Trial enrolled a similar patient population as the Ersa Trial, and evaluated the same outcomes, with the same dosing regimens, except the Rhea Trial participants received XDEMVY vehicle. Both the Ersa and Rhea Trials also assessed patient reported outcomes for some of the most commonly reported patient symptoms in Demodex blepharitis and MGD, namely fluctuating vision, itching, redness, and burning.
The presentations, which combined the Ersa and Rhea Trials data in a pooled analysis, demonstrated that XDEMVY provided statistically significant and clinically meaningful improvements of the meibomian glands from baseline and when compared to vehicle, including at least three times more glands secreting normal or clear liquid in patients treated with XDEMVY compared to vehicle at day 43. These improvements were shown across three objective measures of MGD: (i) the presence and quality of liquid secretion as measured by the Meibomian Gland Secretion Score; (ii) the number of glands secreting normal or clear liquid; and (iii) the number of glands yielding any liquid. Improvements were also demonstrated across certain patient reported outcomes, including fluctuating vision, itching and redness. Further, XDEMVY demonstrated statistically significant rates of collarette cure and lid margin erythema cure that are consistent with previous XDEMVY studies. No statistically significant differences were observed between the BID and TID treatment arms in both the Ersa and Rhea Trials, respectively, and XDEMVY and the XDEMVY vehicle were well tolerated. Given the positive results of these trials, plus the FDA’s feedback that these patients are already covered under XDEMVY’s label for the treatment of Demodex blepharitis, our medical affairs team continues to share this data with ECPs.

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
In March 2026, we initiated and have since completed enrollment in the Calliope Trial evaluating TP-05, a novel investigational lotilaner-based oral prophylactic designed to kill ticks before potential disease transmission. Enrollment was completed in June 2026 and topline results are expected in the first half of 2027, which we believe could support a Phase 3-ready package by the end of 2027.
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
IRX-101 for the Potential Reduction of Post-Procedural Pain and Corneal Toxicity in Patients Receiving Intravitreal Therapy:
In July 2026, we acquired IRX-101 in connection with our iRenix Acquisition. We are exploring the potential of IRX-101 as an investigational ocular antiseptic to reduce post-procedural pain and corneal toxicity in patients receiving repeated intravitreal therapy. More than 11 million intravitreal injections are performed in the U.S. each year, the vast majority of which rely on povidone-iodine as a pre-procedural antiseptic. For many patients, povidone-iodine is associated with significant ocular surface toxicity, resulting in corneal damage and pain that can persist for days following treatment. Despite this, and despite being contraindicated in patients with iodine sensitivity, there have been no new FDA-approved ocular antiseptics in more than four decades. We believe IRX-101 has the potential to meaningfully improve that experience while maintaining the antiseptic activity physicians depend on.

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
Based on this data and in alignment with feedback from the FDA, we plan to initiate the Phase 3 Comfort Trial. The study is expected to begin enrolling in the first half of 2027 with topline results expected in 2028.
ALK-001 for the Potential Treatment of Stargardt Disease:
In September 2026, we acquired ALK-001 in connection with the Alkeus Acquisition. We are exploring the potential of ALK-001 as an investigational once-daily oral medicine with a differentiated approach designed to reduce toxic Vitamin A dimer formation in the retina, targeting the underlying biology of Stargardt disease, which can lead to blindness. The Alkeus Acquisition added a Phase 3 clinical program (the “Northstar Trial”) which is expected to further expand our presence in retina, one of the largest and fastest-growing specialties and is an important advancement in our strategy to become a leading eye care company.
Prior to the Alkeus Acquisition, Alkeus conducted the TEASE clinical program, during which ALK-001 demonstrated statistically significant reduction in growth rate of retinal atrophic lesions in patients with Stargardt disease. Based on the compiled data and in alignment with feedback from the FDA, Alkeus initiated the Northstar Trial, which is currently enrolling with topline results expected in 2029.
Additional Potential Growth Drivers in 2026 and Beyond:
In March 2026, GrandPharma obtained regulatory approval of TP-03, in the People’s Republic of China (“PRC”), following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to us, which was recorded as license fees and collaboration revenue (see Note 10).
During the third quarter of 2026, we decided to defer regulatory filings for TP-03 for the treatment of Demodex blepharitis in Europe and Japan in light of the current implications of the most-favored-nation regulations.
PIPE Transaction:
On August 7, 2026, we completed a private placement of an aggregate of 2,098,519 shares of our common stock at a purchase price of $56.00 per share and pre-funded warrants to purchase an aggregate of 133,625 shares of our common stock at a purchase price of $55.9999 per pre-funded warrant (the purchase price per share less $0.0001, the exercise price of the pre-funded warrants), which resulted in net proceeds of approximately $120.1 million, after deducting placement agent fees and other offering expenses (the “PIPE Transaction”).
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
To date, we have financed our operations through private placements of preferred stock, convertible promissory notes, net proceeds from the issuance of common stock in our IPO, our subsequent Follow-On Public Offerings, our 2023 ATM Prospectus and the PIPE Transaction, as well as proceeds from net product sales, our China Out-License, and drawdowns from the 2024 Credit Facility and the previous loan and security agreement (collectively the “Credit Facilities”).
We have incurred significant net operating losses (“NOLs”) in every year since our inception and expect to continue to incur significant operating expenses as we continue to commercialize XDEMVY for Demodex blepharitis and as we advance our other product candidates through clinical trials, regulatory submissions, and potential commercialization. Our net losses were $668.3 million and $12.6 million for the three months ended September 30, 2026 and 2025, respectively, and

$693.9 million and $58.0 million for the nine months ended September 30, 2026 and 2025, respectively. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. We anticipate that our operating expenses will increase significantly as we:
•continue to commercialize XDEMVY and our other product candidates for which we obtain regulatory approvals;
•maintain regulatory approval for XDEMVY and seek regulatory approval for our other product candidates that successfully complete clinical development, if any;
•advance the clinical development of various pipeline programs, including TP-04 for the potential treatment of ocular rosacea, TP-05 for the potential Lyme disease prophylaxis, IRX-101 for the potential use as an ocular antiseptic, and ALK-001 for the potential treatment of Stargardt disease;
•integrate clinical development of the newly acquired Phase 3 programs, including IRX-101 for the potential to reduce post-procedural pain and corneal toxicity in patients receiving repeated intravitreal therapy, and ALK-001 for the potential treatment of Stargardt disease;
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
As of September 30, 2026, our aggregate cash, cash equivalents and marketable securities was $309.6 million – see the section below titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Impact of the Macroeconomic Environment
Recent global economic conditions have been marked by significant volatility and heightened trade tensions. In addition, persistent inflationary pressures, a prolonged higher interest rate environment, energy supply disruptions in certain regions, evolving trade policies, including increased tariffs, regulatory uncertainty, and ongoing and emerging geopolitical conflicts, including war, have contributed to regional and global macroeconomic challenges. These conditions have created uncertainty in global markets and may continue to impact economic conditions for an extended period. While we have attempted to mitigate the effects of tariffs by entering into an agreement with the U.S. Department of Commerce, if we materially breach such agreement, including by making insufficient onshoring progress, the U.S. Department of Commerce may terminate the agreement and any tariff rate reductions we have been granted.
See the section titled Risk Factors in Item 1A of Part II of this Quarterly Report on Form 10-Q, for a further discussion of the potential adverse impact of unfavorable global and geopolitical economic conditions on our business, results of operations and financial condition.
Components of our Results of Operations
Comparison of the Three Months Ended

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
Revenues:
Product sales, net	$194,569	$118,697	$75,872
Total revenues	194,569	118,697	75,872

Operating expenses:
Cost of sales	13,894	8,309	5,585
Research and development	44,192	16,284	27,908
Acquired in-process research and development	632,176	—	632,176
Selling, general and administrative	168,021	108,633	59,388
Change in fair value of contingent consideration	(1,620)	—	(1,620)
Total operating expenses	856,663	133,226	723,437
Loss from operations before other income (expense)	(662,094)	(14,529)	(647,565)

Other income (expense):
Interest income	3,777	4,114	(337)
Interest expense	(2,185)	(2,268)	83
Loss on initial consolidation of variable interest entity	(3,281)	—	(3,281)

Other income (expense), net	91	98	(7)
Total other income (expense), net	(1,598)	1,944	(3,542)
Provision for income taxes	(4,642)	—	(4,642)
Net loss	$(668,334)	$(12,585)	$(655,749)
Product Sales, Net
During the three months ended September 30, 2026 and 2025, we recognized revenue of $194.6 million and $118.7 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments, an increase of approximately 64% compared to the prior year period. This increase in revenue was driven by higher volume and improvement in the gross-to-net discounts.
Cost of Sales
For the three months ended September 30, 2026 and 2025, we recognized $13.9 million and $8.3 million, respectively, in cost of sales for XDEMVY, and gross margins remained consistent at 93% for both periods. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
Direct external expenses:
TP-03 program	$2,259	$3,405	$(1,146)
TP-04 program	2,857	1,075	1,782
TP-05 program	7,052	210	6,842
IRX-101 program	790	—	790
ALK-001 program	3,085	—	3,085
Other early-stage programs	2,692	738	1,954
Indirect expenses:
Compensation and personnel-related	20,578	9,604	10,974
Other	4,879	1,252	3,627
Milestone expenses	—	—	—
Total research and development expenses	$44,192	$16,284	$27,908
Research and development expenses increased by $27.9 million for the three months ended September 30, 2026, as compared to the prior year period. Of this increase, $13.7 million was attributable to the Alkeus Acquisition, consisting of (i) $7.1 million of payroll and personnel-related costs (including $5.8 million of stock-based compensation expense related to the accelerated vesting of acquired Alkeus equity awards), (ii) $3.1 million of ALK-001 program expenses related to the ongoing Phase 3 study, (iii) $3.0 million of acquired inventory, and (iv) $0.4 million of other indirect expenses including transaction-related costs.
The remaining increase of $14.2 million was primarily attributable to (i) a $6.8 million increase in TP-05 program expenses related to our Calliope Trial, which we initiated in March 2026 and has since completed enrollment, (ii) a $3.8 million increase in payroll and personnel-related costs (including $1.4 million of recurring stock-based compensation expense), primarily due to employee additions to support our product development initiatives, (iii) a $1.8 million increase in TP-04 program expenses, (iv) $0.8 million of IRX-101 program expenses due to the iRenix Acquisition, and (v) a $2.0 million increase in other early-stage program expenses. The increases were partially offset by a $1.1 million decrease in TP-03 program expenses.
Acquired In-process Research and Development Expenses
Acquired in-process research and development expense (“IPR&D”) was $632.2 million for the three months ended September 30, 2026, consisting of $81.0 million related to the iRenix Acquisition and $551.2 million representing the acquisition-date fair value of the gildeuretinol IPR&D acquired in the Alkeus Acquisition, which was expensed because it has no alternative future use. There was no acquired IPR&D expense in the prior-year periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $59.4 million for the three months ended September 30, 2026, as compared to the prior year period. Of this increase, $29.8 million was attributable to the Alkeus Acquisition, consisting of $6.1 million of payroll and personnel-related costs (including $5.7 million of stock-based compensation expenses related to the accelerated vesting of acquired Alkeus equity awards), $23.5 million of transaction-related and integration costs, and $0.2 million of professional services.
The remaining increase of $29.6 million was primarily attributable to (i) an $11.7 million increase in commercial and marketing costs, including DTC advertising costs, as we continued to expand our promotional activities for XDEMVY, (ii) a $9.6 million increase in expenses associated with patient support functions, information technology, legal, and professional services, and (iii) an $8.3 million increase in payroll and personnel-related costs (including $2.0 million of recurring stock-based compensation expense) primarily due to commercial and corporate employee additions to support our continued growth and expansion of our commercial leadership team. We expect vendor-related expenses to continue to increase during the remainder of 2026 as a result of our recent acquisitions, the continued expansion of our commercial activities for XDEMVY, and investments in other corporate initiatives.

Change in Fair Value of Contingent Consideration
The $1.6 million decrease in fair value of the contingent consideration related to the Alkeus regulatory milestone was primarily driven by a one percentage point increase in the discount rate between the closing date and September 30, 2026.
Other Income (Expense), Net
Other income (expense), net decreased by $3.5 million for the three months ended September 30, 2026, as compared to the prior year period and primarily related to a $3.3 million loss on the initial consolidation of a VIE and a $0.3 million decrease in interest income earned on our cash, cash equivalents and marketable securities.
Income Taxes
In July 2025, the OBBB Act was enacted in the U.S., which contains a broad range of tax reform provisions affecting businesses, including permitting the immediate expensing of domestic research and development expenditures. Provision for income taxes was $4.6 million for the three months ended September 30, 2026, primarily due to $4.3 million of state income tax expense resulting from states that do not conform to the OBBB Act and therefore continue to require the capitalization and amortization of domestic research and development expenditures. There was no provision for income taxes recorded during the three months ended September 30, 2025.
Comparison of the Nine Months Ended

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
Revenues:
Product sales, net	$513,868	$299,692	$214,176
License fees and collaboration revenue	16,667	—	16,667
Total revenues	530,535	299,692	230,843

Operating expenses:
Cost of sales	35,403	19,757	15,646
Research and development	97,553	46,287	51,266
Acquired in-process research and development	632,176	—	632,176
Selling, general and administrative	455,147	296,641	158,506
Change in fair value of contingent consideration	(1,620)	—	(1,620)
Total operating expenses	1,218,659	362,685	855,974
Loss from operations before other income (expense)	(688,124)	(62,993)	(625,131)

Other income (expense):
Interest income	11,197	11,797	(600)
Interest expense	(6,469)	(6,721)	252
Gain on exchange of long-term investments	2,812	—	2,812
Loss on initial consolidation of variable interest entity	(3,281)	—	(3,281)
Other income (expense), net	(277)	(128)	(149)
Total other income (expense), net	3,982	4,948	(966)
Provision for income taxes	(9,710)	—	(9,710)
Net loss	$(693,852)	$(58,045)	$(635,807)
Product Sales, Net
During the nine months ended September 30, 2026 and 2025, we recognized revenue of $513.9 million and $299.7 million, respectively, from product sales, net of rebates, chargebacks, discounts, and other adjustments, a year-over-year increase of approximately 71%. This increase in revenue was driven by higher volume and improvement in the gross-to-net discounts.
License Fees and Collaboration Revenue
For the nine months ended September 30, 2026, we recognized $16.7 million in license fees and collaboration revenue related to (i) a $15.0 million regulatory milestone achievement under the China Out-License (see Note 10) and (ii) $1.7 million of required China withholding tax payable by GrandPharma on the associated milestone (see Note 12). The milestone payment was recorded on a gross basis, which increased license fees and collaboration revenue by $1.7 million, with an equal offsetting amount recorded as foreign tax expense within provision for income taxes. During the nine months ended September 30, 2025, we did not recognize any license fees and collaboration revenue.
Cost of Sales
For the nine months ended September 30, 2026 and 2025, we recognized $35.4 million and $19.8 million, respectively, in cost of sales for XDEMVY, and gross margins remained consistent at 93% for both periods. Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of XDEMVY, including raw materials, third-party manufacturing costs, packaging services, freight-in, third-party royalties payable on our product sales, net, and amortization of capitalized intangible assets associated with XDEMVY.
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
Direct external expenses:
TP-03 program	$13,112	$10,225	$2,887
TP-04 program	4,840	3,065	1,775
TP-05 program	17,706	1,417	16,289
IRX-101 program	790	—	790
ALK-001 program	3,085	—	3,085
Other early-stage programs	5,367	3,016	2,351
Indirect expenses:
Compensation and personnel-related	43,202	25,280	17,922
Other	7,451	3,284	4,167
Milestone expenses	2,000	—	2,000
Total research and development expenses	$97,553	$46,287	$51,266
Research and development expenses increased by $51.3 million for the nine months ended September 30, 2026, as compared to the prior year period. Of this increase, $13.7 million was attributable to the Alkeus Acquisition, consisting of (i) $7.1 million of payroll and personnel-related costs (including $5.8 million of stock-based compensation expense related to the accelerated vesting of acquired Alkeus equity awards), (ii) $3.1 million of ALK-001 program expenses related to the ongoing Phase 3 study, (iii) $3.0 million of acquired inventory, and (iv) $0.4 million of other indirect expenses including transaction-related costs.
The remaining increase of $37.6 million was primarily attributable to (i) a $16.3 million increase in TP-05 program expenses related to our Calliope Trial, which we initiated in March 2026 and has since completed enrollment, (ii) a $10.7 million increase in payroll and personnel-related costs (including $4.0 million of recurring stock-based compensation expense), primarily due to employee additions to support our product development initiatives, (iii) a $2.9 million increase in TP-03 program expenses, (iv) a $1.8 million increase in TP-04 program expenses, (v) a $2.4 million increase in other early-stage program expenses, (vi) $0.8 million of IRX-101 program expenses due to the iRenix Acquisition, (vii) $0.7 million of other indirect expenses, and (viii) a $2.0 million upfront payment made upon execution of the February 2026 In-License Agreements (see Note 9).
Acquired In-process Research and Development Expenses
Acquired IPR&D was $632.2 million for the nine months ended September 30, 2026, consisting of $81.0 million related to the iRenix Acquisition and $551.2 million representing the acquisition-date fair value of the gildeuretinol IPR&D acquired in the Alkeus Acquisition, which was expensed because it has no alternative future use. There was no acquired IPR&D expense in the prior-year periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $158.5 million for the nine months ended September 30, 2026, as compared to the prior year period. Of this increase, $29.8 million was attributable to the Alkeus Acquisition, consisting of $6.1 million of payroll and personnel-related costs (including $5.7 million of stock-based compensation expenses related to the accelerated vesting of acquired Alkeus equity awards), $23.5 million of transaction-related and integration costs, and $0.2 million of professional services.
The remaining increase of $128.7 million was primarily attributable to (i) a $58.6 million increase in commercial and marketing costs, including DTC advertising costs, as we continued to expand our promotional activities for XDEMVY, (ii) a $50.4 million increase in costs associated with patient support functions, information technology, legal, and professional services, and (iii) a $19.7 million increase in payroll and personnel-related costs (including $9.4 million of recurring stock-based compensation expense) primarily due to commercial and corporate employee additions to support our continued growth and the expansion of our commercial leadership team. We expect vendor-related expenses to continue to increase during the remainder of 2026 as a result of our recent acquisitions, the continued expansion of our commercial activities for XDEMVY, and investments in other corporate initiatives.
Change in Fair Value of Contingent Consideration
The $1.6 million decrease in fair value of the contingent consideration related to the Alkeus regulatory milestone was primarily driven by a one percentage point increase in the discount rate between the closing date and September 30, 2026.
Other Income (Expense), Net
Other income (expense), net decreased by $1.0 million for the nine months ended September 30, 2026, as compared to the prior year period and primarily related to a $3.3 million loss on initial consolidation of a VIE and a $0.6 million decrease in interest income earned on our cash, cash equivalents and marketable securities, partially offset by a $2.8 million gain on exchange of long-term investments.
Income Taxes
In July 2025, the OBBB Act was enacted in the U.S., which contains a broad range of tax reform provisions affecting businesses, including permitting the immediate expensing of domestic research and development expenditures. Provision for income taxes was $9.7 million for the nine months ended September 30, 2026, primarily due to (i) $7.4 million of state income tax expense resulting from states that do not conform to the OBBB Act and therefore continue to require the capitalization and amortization of domestic research and development expenditures and (ii) $1.7 million of foreign withholding tax expense in connection with our China Out-License and a milestone that was achieved during the nine months ended September 30, 2026. There was no provision for income taxes recorded during the nine months ended September 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
Overview
Since our inception, we have financed our operations substantially through private placements of preferred stock, convertible promissory notes, net proceeds from the issuance of common stock through our IPO, Follow-on Public Offerings, the 2023 ATM Prospectus and the PIPE Transaction, as well as proceeds from net product sales, the China Out-License, drawdowns from our Credit Facilities. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $309.6 million.
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
PIPE Transaction
On August 7, 2026, we completed a private placement of an aggregate of 2,098,519 shares of our common stock at a purchase price of $56.00 per share, and pre-funded warrants to purchase an aggregate of 133,625 shares of our common stock at a purchase price of $55.9999 per pre-funded warrant (the purchase price per share less $0.0001, the exercise price of the pre-funded warrants), which resulted in net proceeds of approximately $120.1 million, after deducting placement agent fees and other offering expenses.
Funding Requirements
Liquidity
Our operating expenditures currently consist of cost of sales, research and development costs (including activities within our preclinical, clinical, regulatory, and drug manufacturing initiatives) and selling, general and administrative costs. Our use of cash is impacted by the timing and extent of payments for each of these activities and other business requirements. Although we have recently generated positive cash flows from operations, we have historically incurred significant losses and generated negative cash flows from operations since our inception. As of September 30, 2026 and December 31, 2025, we had accumulated deficits of $1,120.5 million and $426.6 million, respectively.
As of the date of this filing, we believe that our remaining cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operations for at least the next twelve months following the filing date of this Quarterly Report on Form 10-Q. Our cash runway estimate is predicated on current assumptions regarding future revenue, operating expenses, and the availability of debt and equity financing, and may require future adjustments. Our cash runway estimate does not assume the payment of any of the contingent milestone or royalty obligations under the iRenix Acquisition or the Alkeus Acquisition, none of which we currently consider probable of becoming payable in the near term. If any of these milestones were to be achieved, the related payments would be significant and would reduce our cash runway. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,569	$(31,781)
Investing activities	(210,175)	(91,389)
Financing activities	132,315	141,076
Net (decrease) increase in cash, cash equivalents and restricted cash	$(47,291)	$17,906
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $30.6 million for the nine months ended September 30, 2026, which primarily consisted of a net loss of $693.9 million, offset by a net increase in operating assets and liabilities of $36.5 million and non-cash charges of $687.9 million. Our cash inflows primarily related to $854.2 million of cash receipts from XDEMVY net product sales. These cash inflows were partially offset by (i) $724.7 million of vendor payments, (ii) $76.4 million of personnel-related costs, and (iii) $25.8 million of royalty payments.
Net cash used in operating activities was $31.8 million for the nine months ended September 30, 2025, which primarily consisted of a net loss of $58.0 million, partially offset by non-cash charges of $25.2 million and a net increase in operating assets and liabilities of $1.1 million. Our cash outflows primarily related to: (i) $435.8 million of vendor payments, (ii) $72.0 million of personnel-related costs, and (iii) $12.4 million of royalty payments. These cash outflows were partially offset by cash receipts of $490.8 million related to XDEMVY net product sales.
Net Cash Used in Investing Activities
Net cash used in investing activities was $210.2 million for the nine months ended September 30, 2026, and related to $223.1 million of cash paid for the Alkeus Acquisition, $37.3 million of cash paid for the iRenix Acquisition, $129.2 million of purchased marketable securities, and $11.1 million of purchased property and equipment, partially offset by $190.5 million of proceeds from maturities of marketable securities.

Net cash used in investing activities was $91.4 million for the nine months ended September 30, 2025, and related to $357.6 million of purchased marketable securities and $3.5 million of purchased property and equipment, partially offset by $269.7 million of proceeds from maturities of marketable securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $132.3 million for the nine months ended September 30, 2026, and related to $113.1 million of proceeds from issuance of common stock, $7.2 million of proceeds from the issuance of pre-funded warrants, $10.6 million of proceeds from employee stock option exercises, and $1.4 million of proceeds from the issuance of common stock pursuant to our employee stock purchase plan (“ESPP”).
Net cash provided by financing activities was $141.1 million for the nine months ended September 30, 2025, and related to $134.8 million of net proceeds from the issuance of common stock in the March 2025 Public Offering, $5.2 million of proceeds from employee stock option exercises, and $1.1 million of proceeds from the issuance of common stock pursuant to our ESPP.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these Condensed Consolidated Financial Statements, as well as the reported revenue earned and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. A summary of our critical accounting policies is presented in our filed Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in the notes to which they relate within these accompanying Condensed Consolidated Financial Statements.
Indemnification Agreements
As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risks during the three and nine months ended September 30, 2026.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $309.6 million, consisting of interest-bearing money market accounts, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and marketable securities.
As of September 30, 2026, we had $75.0 million of debt principal outstanding. Our 2024 Credit Facility accrues interest at a floating rate based upon the secured overnight financing rate (“SOFR”), plus a margin of 6.75% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. We do not believe that a hypothetical 100 basis point increase or decrease in the applicable interest rate would have had a significant impact on our interest expense for the three and nine months ended September 30, 2026.
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
Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined by Exchange Act Rule 13a-15(f) and 15d-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will exclude the operations of Alkeus from management’s assessment of internal control over financial reporting as we continue to evaluate its internal controls over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition.

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
We have one product, XDEMVY®, formerly known as TP-03, which obtained Food and Drug Administration (“FDA”) approval for the treatment of Demodex blepharitis in the U.S. in July 2023. We have incurred net losses each year since our Company’s formation in 2016. We have funded our operations primarily from the sale and issuance of redeemable convertible preferred stock, convertible promissory notes and the sale of our common stock in our IPO, subsequent Follow-On Public Offerings, under our 2023 ATM Prospectus and the PIPE Transaction, as well as proceeds from product sales, net, our China Out-License and draws from our Credit Facilities. For the three months ended September 30, 2026 and 2025 our net losses were $668.3 million and $12.6 million, respectively, and for the nine months ended September 30, 2026 and 2025 our net losses were $693.9 million and $58.0 million, respectively. As of September 30, 2026 and December 31, 2025, we had accumulated deficits of $1,120.5 million and $426.6 million, respectively. Additionally, the net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indicator of our future performance. The size of potential future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. We initiated sales and marketing activities to commercialize XDEMVY in August 2023. We could potentially incur operating losses in the future until our revenue from product sales from XDEMVY and any other approved products exceeds expenses. We may never achieve profitability and, even if we do, we may not be able to sustain or increase our profitability. Our prior losses, combined with potential future losses, have had and could continue to have an adverse effect on our accumulated deficit and working capital.
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
Additionally, the U.S. government has made statements and taken certain actions including the imposition of tariffs, that have led to changes in U.S. and international trade policies towards China and other countries. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the United States, tax policy related to international commerce, or other trade matters or whether the imposition of tariffs will be upheld by courts or other governmental bodies. For example, on February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump in 2025. In response to the U.S. Supreme Court ruling, President Trump implemented a 150-day “global tariff” of 10% effective February 24, 2026, using presidential powers under the Trade Act of 1974, and upon expiration of such tariffs on July 24, 2026, President Trump announced new tariffs of 10% and 12.5% on goods from 60 trade partners of the U.S. under Section 301 of the Trade Act of 1974. Additionally, on April 2, 2026, President Trump issued a proclamation under Section 232 of the Trade Expansion Act (the “2026 Proclamation”) imposing additional tariffs of up to 100% ad valorem on imports of certain patented pharmaceuticals and associated pharmaceutical ingredients and, in some cases, royalty payments for in-licensed technology, with rates and effective dates varying by company status, country of origin, and onshoring or MFN pricing commitments. Based on our manufacturing practices we may be subject to these tariffs, in particular the tariffs administered by the Department of Commerce under the 2026 Proclamation. While we have entered into an agreement with the U.S. Department of Commerce that has lowered the maximum ad valorem section 232 tariff applicable to our products from 100% to 20%, if we materially breach the agreement, including by making insufficient onshoring progress, the U.S. Department of Commerce may terminate the agreement and the ad valorem section 232 tariff applicable to our products would be restored to 100%. We are closely monitoring changes and developments in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations and financial performance and these or other trade policy changes could significantly increase our cost of goods, disrupt supply chains, or adversely affect our gross margins.
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
•obtaining an IND prior to commencing clinical trials in the U.S. for a drug for a particular indication;
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
Further, the Inflation Reduction Act (“IRA”) established a Medicare Part D inflation rebate scheme, with the first rebate period taking place in the fourth quarter of 2022 through the third quarter of 2023, and a drug price negotiation program, under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified Non-FAMP, with the first negotiated prices taking effect in 2026. It also makes several changes to the Medicare Part D benefit, including the creation of a new Manufacturer Discount Program (“MDP”) in place of the current coverage gap discount program (which began in 2025). Manufacturers may be subject to civil monetary penalties for certain violations of the negotiation and inflation rebate provisions and an excise tax during a noncompliance period under the negotiation program. Drug manufacturers may also be subject to civil monetary penalties with respect to their compliance with the new Medicare Part D manufacturer drug discount program.

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

We are early in our development efforts for certain of our product candidates and indications, including TP-04 for the treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, among others. The risk of failure for product candidates in early development is high. Extensive clinical trials are necessary to demonstrate the safety and efficacy of such product candidates in humans. Clinical trials may fail to demonstrate that such product candidates are safe for humans and effective for indicated uses. Further, we intend to leverage data from the TP-03 preclinical studies and clinical safety assessments for the treatment of Demodex blepharitis to satisfy the preclinical study requirements for TP-04 and TP-05 and other indications. For rosacea, we conducted the Phase 1 Galatea trial with TP-04 and initiated the Phase 2a Galatea trial, for the potential treatment of papulopustular rosacea in March 2023. In February 2024 we announced positive topline results, and after review of the Galatea trial data with the FDA and KOLs, we decided to pursue development of TP-04 for the potential treatment for ocular rosacea. In December 2025, we initiated the Kore Phase 2 trial for the potential treatment of ocular rosacea with topline results expected in the first half of 2027. With respect to Lyme disease, in December 2022 we announced positive topline results from the completed Callisto trial and enrollment of the first patient in the Carpo trial. The Carpo trial evaluated TP-05, an investigational oral systemic, non-vaccine pharmacological prophylactic for the potential prevention of Lyme disease in humans is a randomized, double-blind, placebo-controlled trial that evaluated the efficacy of TP-05 in killing lab grown, non-disease carrying ticks after they have attached to the skin of healthy volunteers, as well as confirm the safety, tolerability, and blood concentration of TP-05. In February 2024, we announced positive topline results from the Carpo trial. After discussions with the FDA about our Lyme disease program, they agreed to our proposed approach for a Phase 2 clinical trial of TP-05 which would include several hundred subjects. In March 2026, we initiated and have since completed enrollment in a Phase 2 clinical trial (the “Calliope trial”) of TP-05, a novel investigational lotilaner-based oral prophylactic tablet designed to kill ticks before potential disease transmission. Enrollment was completed in June

2026 and topline results are expected in the first half of 2027, which we believe could support a Phase 3-ready package by the end of 2027. Additionally, the FDA confirmed that a Phase 3 clinical trial would require a disease prevention field study that would likely require the enrollment of thousands of patients.
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
For example, the pharmaceutical industry in the China Territory is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in the China Territory regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development of TP-03 by GrandPharma under the China Out-License and reduce the current benefits we believe are available to us. The China Territory authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by GrandPharma or our other partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our partner’s business activities in the China Territory. Additionally, to the extent that we enter into collaborations with third parties for development and/or commercialization of our products or product candidates in foreign markets, we will be unable to directly control development and commercial activities or whether such third parties continue to develop or commercialize such products or product candidates. For example, in February 2024,

LianBio announced its completion of a comprehensive strategic review and determined to initiate the wind down of its operations, including the sale of remaining pipeline assets, the delisting of its American Depositary Shares, deregistration under Section 12(b) of the Exchange Act, and workforce reductions. In March 2024, we executed the Novation Agreement with GrandPharma and LianBio to transition the rights to develop and commercialize TP-03 in China for the treatment of Demodex blepharitis and MGD. In March 2026, GrandPharma obtained regulatory approval of TP-03 in the PRC, following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company, which was recorded as license fees and collaboration revenue in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2026. As of the date of this filing, it is uncertain if and when we will receive any additional future milestone consideration under the China Out-License.
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
We have entered into in-license agreements including: (i) a license agreement with Elanco Tiergesundheit AG (“Elanco”) for exclusive worldwide rights to certain intellectual property for the development and commercialization of lotilaner in the treatment or cure of any eye or skin disease or condition in humans, as amended in June 2022 and May 2025 (the “Eye and Derm Elanco Agreement”), (ii) a license agreement with Elanco granting it a worldwide license to certain intellectual property for the development and commercialization of lotilaner for the treatment, palliation, prevention, or cure of all other diseases and conditions in humans (i.e., beyond that of the eye or skin), as amended in June 2022 (the “All Human Uses Elanco Agreement” and with the Eye and Derm Elanco Agreement, the “Elanco Agreements”), (iii) a license agreement entered into in October 2024 with a third party for the exclusive worldwide rights to develop, manufacture, and commercialize a compound for all ophthalmic uses, and (iv) two license agreements entered into in February 2026 with a third party for the exclusive worldwide rights to develop, manufacture, and commercialize several compounds for all diagnostic, prophylactic, and therapeutic uses, except for a specific field carve-out for a small minority of the compounds to be retained by the licensor. We also entered into the China Out-License as discussed elsewhere herein. We have also entered into and assumed and may in the future enter into or assume in-license or out-license agreements with multiple licensors and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.
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
Since our inception, we have funded our operations through private placements of preferred stock and, convertible promissory notes, the sale of our common stock in our IPO and the Follow-On Public Offerings, the 2023 ATM Prospectus and the PIPE Transaction, as well as proceeds from net product sales, our China Out-License, and draws on our Credit Facilities. We expect our expenses to continue to increase and we will require a larger amount of capital to fund our commercialization efforts, the development of our product candidates and the maintenance and expansion of our operations and capabilities. These expenditures will include costs associated with marketing and selling any products approved for sale, including XDEMVY, conducting non-clinical studies and clinical trials, obtaining regulatory approvals, securing manufacturing and supply of product candidates, costs associated with in-licensing or acquiring assets consistent with our core strategy and other unanticipated costs. Further, as a public company, we incur significant legal, accounting and other costs associated with operating as a public company.
As of the date of this filing, we believe that our remaining cash, cash equivalents and marketable securities will be sufficient to fund our current and planned operations for at least the next twelve months following the filing date of this Quarterly Report on Form 10-Q. Our cash runway estimate is predicated on current assumptions regarding future revenue, operating expenses, and the availability of debt and equity financing, and may require future adjustments. Accordingly, we may be required to raise additional capital earlier than we currently expect based on our cash requirements and market dynamics.
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
We expect to finance our cash needs through existing capital balances, revenue from our net product sales, possible combinations of equity and debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. For example, in May 2022, August 2023, March 2024, and March 2025, we completed the Follow-On Public Offerings, in which we received total net proceeds of $74.2 million, $99.3 million, $107.7 million, and $134.8 million, respectively (after deducting underwriting discounts, commissions and other estimated offering-related expenses) through the issuance of 5,889,832 shares of our common stock in the May 2022 Public Offering, 6,069,449 shares of our common stock in the August 2023 Public Offering, 3,281,250 shares of our common stock and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 312,500 shares of our common stock in the March 2024 Public Offering, and 3,230,336 shares of our common stock in the March 2025 Public Offering. In addition, in August 2026, we completed a private placement of an aggregate of 2,098,519 shares of our common stock (the “PIPE Shares”) and, in lieu of common stock to a certain investor, pre-funded warrants to purchase 133,625 shares of our common stock (the “PIPE Pre-Funded Warrants”), which resulted in net proceeds of approximately $120.1 million, after deducting placement agent fees and other offering expenses. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions. For example, the 2024 Credit Facility with Pharmakon, which provided, among other things, a $75.0 million initial term loan which was drawn in April 2024, restricts our ability to pursue certain transactions that we may believe to be in our best interests without the prior written consent of Pharmakon, including but not limited to: disposing of certain properties or assets, incurring additional indebtedness, granting liens, making investments, paying dividends or making distributions or certain other restricted payments in respect of equity, prepaying other indebtedness, entering into restrictive agreements, undertaking fundamental changes or amending certain material contracts, in each case subject to certain customary exceptions and negotiated carve outs.
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
We recently completed the Alkeus Acquisition and the iRenix Acquisition, and these and any future acquisitions or strategic partnerships could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume liabilities, including substantial contingent milestone and royalty payment obligations, and subject us to other risks, and we may not successfully integrate acquired businesses or realize their anticipated benefits.

We have entered into, and may in the future enter into, transactions to acquire other businesses, product candidates, products or technologies or enter into strategic partnerships, including licensing. For example, on July 6, 2026 and September 4, 2026, respectively, we completed the acquisitions of iRenix and Alkeus. While we believe these acquisitions will help us to establish an important foundation and expand our presence in retina, IRX-101 and ALK-001 are still in the clinical stages of development, so any anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Also, any challenges with our ability to integrate iRenix and Alkeus, and our ability to hire and retain adequate personnel to operate these and our other existing programs could adversely affect the timing and execution of current and future clinical trials, among other things. Further, if we identify other suitable acquisition or partnership candidates in the future, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors.

We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. For example, we issued 607,093 shares of our common stock as a portion of the consideration paid in the iRenix Acquisition and issued an aggregate of 2,908,692 shares of common stock as a portion of the consideration paid in the Alkeus Acquisition. We may also, at our option, pay all or a portion of the potential $250.0 million Alkeus regulatory milestone payment in shares of our common stock, to the extent the applicable milestone is achieved.
In addition, we have incurred, and may in the future incur, substantial contingent payment obligations in connection with acquisitions. In connection with the iRenix Acquisition and the Alkeus Acquisition, we agreed to make significant milestone payments upon the achievement of specified regulatory and commercial milestones, as well as tiered royalties on net sales of the acquired product candidates, as further described in Note 8 to our accompanying Condensed Consolidated Financial Statements. If these milestones are achieved, the related payments would require substantial cash, which would reduce our financial resources and could require us to raise additional capital or incur debt.
We could incur losses resulting from undiscovered liabilities of the acquired business or partnership that are not covered by the indemnification we may obtain from the seller or our partner or any representations and warranties insurance coverage. In addition, we may not be able to successfully integrate the personnel, technologies and operations of iRenix and Alkeus, or of any business we acquire in the future, into our existing business in an effective, timely and non-disruptive manner. Acquisitions or partnerships may also divert management’s attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or partnerships or the effect that any such transactions might have on our operating results.
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
We do not have the ability to independently conduct our clinical trials. We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and planned clinical trials of TP-03, TP-04, TP-05, IRX-101 and ALK-001 and other product candidates, and we expect to continue to rely upon third parties to conduct additional clinical trials of potential future product candidates. Third parties have a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third party, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Some of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements with a third party, it would delay our development activities.
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
We do not have any, and have no plans to acquire any, manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the commercial manufacture of XDEMVY and the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of our product candidates, if approved. If the third parties we engage with are unable to supply us with sufficient quantities of XDEMVY or our product candidates, and we are unable to timely establish an alternate supply from one or more third-party manufacturers, we will experience delays in our commercialization and development efforts as we seek to locate and qualify new manufacturers. In particular, any replacement of our third-party manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements or capacity could be limited at each of the qualified replacements. We currently have limited manufacturing arrangements and expect that XDEMVY and each of our product candidates will only be covered by third-party manufacturers, which exacerbates these and other related risks for us. Additionally, we and our third-party contract manufacturers rely, and we expect that we will continue to rely, on single source suppliers for certain materials for our products and product candidates for the foreseeable future. For example, we purchase our API for XDEMVY, lotilaner, from a single source supplier. While we have made efforts to start working with other suppliers, this process involves obtaining certain regulatory approvals of any new suppliers, which can take time, and there can be no assurances when or if we will be able to secure and obtain regulatory approval of any additional suppliers of materials for our product and product candidates on terms satisfactory to us, or at all. This reliance on third parties, including single source suppliers, increases the risk that we will not have sufficient quantities of XDEMVY or our product candidates or any future approved products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts. If current or future suppliers are delayed or unable to supply sufficient materials to manufacture our products and product candidates, we may experience delays in our commercialization and development efforts, which would have an adverse effect on our business and results of operations.
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
The development and commercialization of our product, XDEMVY for the treatment of Demodex blepharitis, or certain of our product candidates, including TP-04 for the potential treatment of ocular rosacea and TP-05 for potential Lyme disease prophylaxis and community malaria reduction, are dependent on intellectual property we in-license from Elanco. The development and potential commercialization of our other product candidates, including IRX-101 for the potential use as an ocular antiseptic, and ALK-001 for the potential treatment of Stargardt disease are also dependent upon intellectual property we license from third parties. If we breach our agreements with Elanco or other third parties or the agreements are terminated, we could lose license rights that are important to our business.

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
In addition, we have licensed certain intellectual property rights for the development and potential commercialization of our other product candidates, including IRX-101 and ALK-001, from other third parties. If we materially breach or fail to perform any provision under these license agreements, including failure to make payments to a licensor when due for royalties or milestones and/or fail to use commercially reasonable efforts to develop and commercialize the licensed product candidates, such licensors may have the right to terminate our license agreement. If, for any reason, one or more of our agreements with such third parties is terminated or we otherwise loses those rights, it could harm our business.
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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including U.S. Supreme Court decisions, which have increased uncertainties as to the ability to enforce patent rights in the future. In addition, the scope of patent protection outside of the U.S. is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing or will pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. As noted above, the Novation Agreement amended the $15.0 million future development milestone payable on China regulatory approval of the China Out-License with a combined condition of patent issuance related to TP-03 in China. In March 2026, GrandPharma obtained regulatory approval of TP-03 in the PRC, following a previous regulatory approval in Macau. The regulatory approval in the PRC, together with a previous patent issuance in the PRC relating to TP-03, triggered a $15.0 million milestone payment to the Company, which was recorded as license fees and collaboration revenue in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2026. Although we achieved the associated milestone, if the commercialization of TP-03 is unsuccessful in the China Territory this could adversely affect our business.
Further, we may not be aware of all third-party intellectual property rights potentially relating to XDEMVY or our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our ability to commercialize our products, is highly uncertain. Because we have not yet conducted a formal patent landscape analysis related to XDEMVY or our product candidates, we may not be aware of issued patents that a third party might assert are infringed by XDEMVY or one of our current or future product candidates, which could materially impair our ability to commercialize XDEMVY or our product candidates. Even if we diligently search third-party patents for potential infringement by our products or product candidates, including XDEMVY, TP-03, TP-04, TP-05, IRX-101, or ALK-001, we may not successfully find patents that our products or product candidates, including XDEMVY, TP-03, TP-04, TP-05, IRX-101, or ALK-001, may infringe. If we are unable to confirm that our products do not infringe third-party patents, others could preclude us from commercializing XDEMVY or our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not published at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patents or pending patent applications may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in post-grant review or interference procedures, oppositions, derivations, revocations, reexaminations, or inter partes review proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. For example, one of our European patents relating to TP-03 is currently being challenged by third parties in an opposition proceeding before the European Patent Office, which is expected to be under appeal. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize XDEMVY or our current or future product candidates.
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
The commercialization of XDEMVY and the development and potential commercialization of our product candidates will require substantial additional capital to fund expenses. In 2019 and 2020, we entered into the Eye and Derm Elanco Agreement and the All Human Uses Elanco Agreement, respectively. We have utilized these license rights in developing and marketing XDEMVY, and our TP-03, TP-04, and TP-05 product candidates. We currently are, and also may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of XDEMVY in other jurisdictions or our product candidates. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for the commercialization of XDEMVY in other jurisdictions or the development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of XDEMVY or that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:
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
We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (“FTC Act”)), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Though we are not directly subject to HIPAA information privacy and security provisions (other than with respect to providing certain employee benefits), depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2026, we had 49,303,413 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, (the “Securities Act”) and various vesting agreements.

We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. In addition, we filed a shelf registration statement covering the resale by the former Alkeus equityholders of 2,908,692 shares of common stock that we issued as a portion of the consideration for the Alkeus Acquisition and have agreed to file a shelf registration statement, or post-effective amendment to a shelf registration statement, any shares of our common stock that we may elect to issue to the former Alkeus equityholders as all or a portion of a potential $250.0 million milestone payment to the extent the applicable milestone is achieved. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock.

However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding warrants or options, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, including pursuant to our 2023 ATM Prospectus, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in March 2025, we completed a follow-on public offering of approximately 3.2 million shares of our common stock at a public offering price of $44.50 per share, for aggregate net proceeds of approximately $134.8 million (after deducting underwriting discounts, commissions and other estimated offering-related expenses). In 2023 we raised approximately $19.2 million, after deducting broker commissions and fees, through sales under our 2023 ATM Prospectus. In August 2026, we raised approximately $120.1 million, after deducting placement agent fees and other offering expenses, through the PIPE Transaction and, in October 2026, we filed a shelf registration statement to cover the resale by the investors in the PIPE Transaction of the PIPE Shares and the shares issuable upon exercise of the PIPE Pre-Funded Warrants. To the extent that additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On September 11, 2026, Andrew Goldberg, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Goldberg Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Goldberg Plan provides for the potential sale of up to 13,700 shares of common stock held by Mr. Goldberg between December 11, 2026 and January 4, 2027. The Goldberg Plan also provides for the sale of up to 20,000 shares of common stock that will be acquired through the cashless exercise of non-qualified stock options, between December 11, 2026 and September 10, 2027.
During the quarter ended September 30, 2026, none of our other officers or directors, as defined in Rule 16a-1(f), informed us of an adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Incorporated by Reference Exhibit	Date	Filed Herewith

2.1+#	Agreement and Plan of Merger, dated as of July 31, 2026, by and among the Company, Alkeus Pharmaceuticals, Inc., Apex 2026 Merger Sub, Inc. and Shareholder Representative Services LLC.	8-K	001-39614	2.1	9/10/2026
2.2+#	Agreement and Plan of Merger, dated as of July 6, 2026, by and among the Company, iRenix Medical, Inc., Dolores Merger Sub, Inc. and Fortis Advisors LLC.	S-3	333-299429	2.2	10/13/2026
4.1	Form of Pre-Funded Warrant.	8-K	001-39614	4.1	8/6/2026
10.1*	Form of Joinder and Lock-Up Agreement (included as Exhibit G to Exhibit 2.1)	8-K	001-39614	2.1	9/10/2026
10.2*	Form of Registration Rights Agreement (included as Exhibit I to Exhibit 2.1).	8-K	001-39614	2.1	9/10/2026
10.3	Form of Securities Purchase Agreement.	8-K	001-39614	10.1	8/6/2026
10.4	Form of Registration Rights Agreement.	8-K	001-39614	10.2	8/6/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

+	Pursuant to Item 601(b)(2) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) is information of the type that the Company treats as private or confidential.
#	Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
*	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) is information of the type that the Company treats as private or confidential.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tarsus Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARSUS PHARMACEUTICALS, INC.

Date:	November 3, 2026	/s/ Bobak Azamian, M.D., Ph.D.
Bobak Azamian, M.D., Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 3, 2026	/s/ Jeffrey Farrow
Jeffrey Farrow
Chief Financial Officer and Chief Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)